Form 10-Q
period 2016-03-31
Bank of Commerce Holdings
filed 2016-05-06
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of April 21, 2016: 13,441,606

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

March 31, 2016 and December 31, 2015

	March 31,	December 31,
(Amounts in thousands, except share information)	2016	2015
Assets:
Cash and due from banks	$14,969	$9,730
Interest-bearing deposits in other banks	70,781	41,462
Total cash and cash equivalents	85,750	51,192

Securities available-for-sale, at fair value	174,251	159,030
Securities held-to-maturity, at amortized cost	35,357	35,899

Loans, net of deferred fees and costs	725,228	717,509
Allowance for loan and lease losses	(11,495)	(11,180)
Net loans	713,733	706,329

Premises and equipment, net	15,494	11,072
Other real estate owned	1,011	1,423
Life insurance	22,642	22,485
Deferred tax asset, net	8,389	9,760
Goodwill and core deposit intangibles, net	2,469	—
Other assets	17,987	18,251
Total assets	$1,077,083	$1,015,441

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest bearing	$212,758	$169,507
Demand - interest bearing	392,325	315,658
Savings accounts	105,828	94,503
Certificates of deposit	226,756	224,067
Total deposits	937,667	803,735

Term debt:
Principal amount	19,839	94,917
Less unamortized debt issuance costs	(213)	(223)
Net term debt	19,626	94,694

Junior subordinated debentures	10,310	10,310
Other liabilities	18,762	16,180
Total liabilities	986,365	924,919

Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: 17,161,096 issued; 13,441,606 outstanding as of March 31, 2016 and 13,385,154 outstanding as of December 31, 2015	24,325	24,214
Retained earnings	65,201	66,562
Accumulated other comprehensive income (loss)	1,192	(254)
Total shareholders' equity	90,718	90,522
Total liabilities and shareholders' equity	$1,077,083	$1,015,441

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

	For the Three Months Ended
	March 31,
(Amounts in thousands, except per share information)	2016	2015
Interest income:
Interest and fees on loans	$8,451	$7,911
Interest on taxable securities	784	945
Interest on tax-exempt securities	594	599
Interest on interest-bearing deposits in other banks	75	71
Total interest income	9,904	9,526
Interest expense:
Interest on demand deposits	122	116
Interest on savings deposits	45	54
Interest on certificates of deposit	597	591
Interest on term debt	782	349
Interest on junior subordinated debentures	54	47
Total interest expense	1,600	1,157
Net interest income	8,304	8,369
Provision for loan and lease losses	—	—
Net interest income after provision for loan and lease losses	8,304	8,369
Noninterest income:
Service charges on deposit accounts	72	49
Fees on payroll and benefit processing	160	148
Earnings on cash surrender value - life insurance	156	165
Gain on investment securities, net	94	215
Other income	467	277
Total noninterest income	949	854
Noninterest expense:
Salaries and related benefits	4,229	3,910
Premises and equipment	789	734
Write-down of other real estate owned	55	—
Federal Deposit Insurance Corporation insurance premium	156	207
Data processing fees	304	242
Professional service fees	436	388
Branch acquisition costs	412	—
Loss on cancellation of interest rate swap	2,325	—
Other expenses	1,295	1,112
Total noninterest expense	10,001	6,593
(Loss) income before provision for income taxes	(748)	2,630
Provision for income taxes	212	829
Net (loss) income	$(960)	$1,801
Less: Preferred stock dividends	—	50
(Loss) income available to common shareholders	$(960)	$1,751

(Loss) earnings per share - basic	$(0.07)	$0.13
Weighted average shares - basic	13,360	13,303
(Loss) earnings per share - diluted	$(0.07)	$0.13
Weighted average shares - diluted	13,360	13,340

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2016 and 2015

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2016	2015
Net (loss) income	$(960)	$1,801

Available-for-sale securities:
Unrealized gains arising during the period	209	747
Change in unrealized income tax expense	(86)	(307)
Change in unrealized gains, net of tax	123	440

Reclassification adjustment for realized (gains) included in net income	(94)	(215)
Income tax expense	38	90
Realized (gains), net of tax	(56)	(125)
Net change in unrealized gains on available-for-sale securities	67	315

Held-to-maturity securities:
Amortization of held-to-maturity fair value adjustment	(29)	(39)
Income tax expense	12	16
Net change in fair value adjustment on securities held-to-maturity, net of tax	(17)	(23)

Derivatives:
Unrealized losses arising during the period	(348)	(329)
Change in unrealized tax benefit	143	134
Change in unrealized losses, net of tax	(205)	(195)

Reclassification adjustments for losses on derivatives included in net income	2,721	295
Income tax benefit	(1,120)	(121)
Reclassification adjustments for net losses included in net income, net of tax	1,601	174
Net change in unrealized gains (losses) on derivatives	1,396	(21)
Other comprehensive income	1,446	271
Comprehensive income – Bank of Commerce Holdings	$486	$2,072

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2015 and three months ended March 31, 2016 (Unaudited)

					Accumulated
			Common		Other Comp-
	Preferred	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Amount	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2015	$19,931	13,294	$23,891	$59,867	$(87)	$103,602
Net Income	—	—	—	8,586	—	8,586
Other comprehensive loss, net of tax	—	—	—	—	(167)	(167)
Comprehensive income	—	—	—	—	—	8,419
Dividend on preferred stock	—	—	—	(189)	—	(189)
Dividend on common stock ($0.12 per share)	—	—	—	(1,600)	—	(1,600)
Common stock issued under employee plans and related tax benefit	—	9	36	—	—	36
Stock options exercised	—	39	156	—	—	156
Compensation expense associated with stock options	—	—	42	—	—	42
Compensation expense associated with restricted stock	—	—	89	—	—	89
Preferred stock redemption	(20,000)	—	—	(33)	—	(20,033)
Preferred stock accretion	69	—	—	(69)	—	—
Balance at December 31, 2015 (1)	$—	13,342	$24,214	$66,562	$(254)	$90,522

 (1) Excludes 43 unvested restricted shares

				Accumulated
		Common		Other Comp-
	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2016	13,342	$24,214	$66,562	$(254)	$90,522
Net loss	—	—	(960)	—	(960)
Other comprehensive income, net of tax	—	—	—	1,446	1,446
Comprehensive income	—	—	—	—	486
Dividend on common stock ($0.03 per share)	—	—	(401)	—	(401)
Common stock issued under employee plans and related tax benefit	25	84	—	—	84
Compensation expense associated with stock options	—	6	—	—	6
Compensation expense associated with restricted stock	—	21	—	—	21
Balance at March 31, 2016 (1)	13,367	$24,325	$65,201	$1,192	$90,718

 (1) Excludes 75 unvested restricted shares

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and March 31, 2015

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2016	2015
Cash flows from operating activities:
Net (loss) income	$(960)	$1,801
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for depreciation and amortization	432	370
Amortization of core deposit intangibles	20	—
Amortization of debt issuance costs	10	—
Compensation expense associated with stock options	6	12
Compensation expense associated with restricted stock	21	20
Net gain on sale of securities available-for-sale	(94)	(215)
Amortization of investment premiums and accretion of discounts, net	431	471
Amortization of held-to-maturity fair value adjustments	(29)	(39)
Loss on cancellation of interest rate swap	2,325	—
(Gain) loss on disposal of fixed assets	(5)	2
Write-down of fixed assets	—	147
Write-down of other real estate owned	55	—
Loss (gain) on sale of other real estate owned	125	(15)
Decrease in deferred income taxes	363	—
Increase in cash surrender value of life insurance	(156)	(165)
(Decrease) increase in deferred compensation and salary continuation plans	(18)	213
Increase in deferred loan fees and costs	(114)	(158)
Decrease in other assets	359	560
Increase (decrease) in other liabilities	5,353	(1,790)
Net cash provided by operating activities	8,123	1,214

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	5,496	7,443
Proceeds from sale of available-for-sale securities	19,934	25,215
Purchases of available-for-sale securities	(40,930)	(12,330)
Proceeds from maturities and payments of held-to-maturity securities	600	240
Investment in qualified affordable housing partnerships	(178)	(462)
Net redemption of Federal Home Loan Bank of San Francisco stock	—	1,263
Loan originations, net of principal repayments	(8,025)	(27,457)
Purchase of loan pools	(11,815)	(20,587)
Repayments on loan pools	12,679	7,503
Purchase of premises and equipment	(659)	(127)
Proceeds from the sale of other real estate owned	232	1,701
Payments to derivative counterparties for the termination of interest rate swaps	(2,578)	—
Acquisition of branches, net of cash paid	142,359	—
Net cash provided by (used in) investing activities	117,115	(17,598)

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2016	2015
Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings accounts	$6,359	$(35,590)
Net (decrease) increase in certificates of deposit	(21,472)	8,531
Advances on term debt	30,000	65,000
Repayment of term debt	(105,250)	(50,000)
Proceeds from stock options exercised	—	146
Stock issued under employee and director stock purchase plan	84	36
Cash dividends paid on preferred stock	—	(50)
Cash dividends paid on common stock	(401)	—
Net cash used in financing activities	(90,680)	(11,927)
Net increase (decrease) in cash and cash equivalents	34,558	(28,311)
Cash and cash equivalents at beginning of year	51,192	58,422
Cash and cash equivalents at end of period	$85,750	$30,111

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the three months ended March 31, 2016 and March 31, 2015

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2016	2015
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$300	$1,400
Interest	$1,298	$1,160
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$—	$2,686

Changes in unrealized gain on investment securities available-for-sale	$115	$535
Changes in net deferred tax asset related to changes in unrealized gain on investment securities available-for-sale	(48)	(220)
Changes in accumulated other comprehensive income due to changes in unrealized gain on investment securities available-for-sale	$67	$315

Accretion of held-to-maturity from other comprehensive income to interest income	$(29)	$(39)
Changes in deferred tax related to accretion of held-to-maturity investment securities	12	16
Changes in accumulated other comprehensive income due to accretion of held-to-maturity investment securities	$(17)	$(23)

Changes in unrealized gains on derivatives	$(348)	$(329)
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	143	134
Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$(205)	$(195)

Reclassification of earnings from loss on derivatives	$2,721	$295
Changes in net deferred tax asset related to reclassification of earnings from (loss) on derivatives	(1,120)	(121)
Changes in accumulated other comprehensive income due to reclassification of earnings from loss on derivatives	$1,601	$174

Supplemental disclosures of non cash financing activities:
Cash dividend declared on common shares and payable after period-end	$401	$401
Cash dividend declared on preferred shares and payable after period-end	$—	$50
Transactions Related to Acquisition:
Assets acquired - fair value	$155,228	$—
Goodwill	$717	$—
Liabilities assumed - fair value	$149,238	$—

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a bank holding company (“BHC”) with its principal offices in Redding, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, which have been derived from the unaudited interim consolidated financial statements and audited consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking and securities industries. In preparing such consolidated financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the Balance Sheets and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (“ALLL”), the valuation of goodwill and Other Real Estate Owned (“OREO”), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income or shareholders' equity. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2015 Annual Report on Form 10-K. The consolidated results of operations and cash flows for the 2016 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2016 and December 31, 2015, the Company had one wholly-owned trust (“Trust”) formed in 2005 to issue trust preferred securities and related common securities. The Company has not consolidated the accounts of the Trust in its Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trust are reflected in our Consolidated Balance Sheets.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In March of 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impacts of this ASU on our consolidated financial statements.

In May of 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017 as deferred by ASU No. 2015-14; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. We are currently evaluating the provisions of the ASU to determine the potential impact the new standard will have on our consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted stock awards which do not have voting rights or share in dividends. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the Holding Company. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

The following is a computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
(Amounts in thousands, except per share information)	March 31,
Earnings Per Share	2016	2015
Numerators:
Net (loss) income	$(960)	$1,801
Less:
Preferred stock dividends	—	50
Net (loss) income available to common shareholders	$(960)	$1,751
Denominators:
Weighted average number of common shares outstanding - basic	13,360	13,303
Effect of potentially dilutive common shares (1)	0	37
Weighted average number of common shares outstanding - diluted	13,360	13,340
Earnings per common share:
Basic	$(0.07)	$0.13
Diluted	$(0.07)	$0.13
Anti-dilutive options not included in diluted earnings per share calculation	120,700	124,200
Anti-dilutive restricted shares not included in diluted earnings per share calculation	54,181	22,312

(1) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares. For periods in which a net loss is reported, there is no effect on the calculation of diluted loss per share because the coversion is anti-dilutive.

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities as of March 31, 2016, and December 31, 2015.

	As of March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$3,841	$74	$—	$3,915
Obligations of state and political subdivisions	59,315	1,998	(25)	61,288
Residential mortgage backed securities and collateralized mortgage obligations	51,830	229	(338)	51,721
Corporate securities	23,841	210	(287)	23,764
Commercial mortgage backed securities	14,690	11	(130)	14,571
Other asset backed securities	19,021	94	(123)	18,992
Total	$172,538	$2,616	$(903)	$174,251
Held-to-maturity securities:
Obligations of state and political subdivisions	$35,357	$1,206	$(109)	$36,454

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$3,886	$57	$—	$3,943
Obligations of state and political subdivisions	59,332	1,811	(39)	61,104
Residential mortgage backed securities and collateralized mortgage obligations	32,215	192	(270)	32,137
Corporate securities	33,775	194	(191)	33,778
Commercial mortgage backed securities	12,893	10	(134)	12,769
Other asset backed securities	15,331	82	(114)	15,299
Total	$157,432	$2,346	$(748)	$159,030
Held-to-maturity securities:
Obligations of state and political subdivisions	$35,899	$966	$(220)	$36,645

The following table presents the maturities of investment securities at March 31, 2016.

	Available-For-Sale		Held-To-Maturity
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$4,455	$4,464	$—	$—
One year through five years	64,660	64,920	1,530	1,574
Five years through ten years	46,566	47,647	16,465	17,080
After ten years	56,857	57,220	17,362	17,800
Total	$172,538	$174,251	$35,357	$36,454

The amortized cost and fair value of residential mortgage backed, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

The following table presents the fair value of the securities held for pledging, segregated by purpose, as of March 31, 2016.

(Amounts in thousands)	Pledged	Available To Be Pledged	Total Held For Pledging Purposes
Public funds collateral	$18,286	$10,523	$28,809
Federal Home Loan Bank of San Francisco borrowings	—	19,026	19,026
Total	$18,286	$29,549	$47,835

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the cash proceeds from sales of securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Proceeds from sales of securities	$19,934	$25,215

Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$72	$32
Residential mortgage backed securities and collateralized mortgage obligations	—	13
Corporate securities	42	82
Commercial mortgage backed securities	4	4
Other asset backed securities	1	93
Total gross realized gains on sales of securities	119	224

Gross realized losses on sales of securities:
Residential mortgage backed securities and collateralized mortgage obligations	—	(9)
Corporate securities	(25)	—
Total gross realized losses on sales of securities	(25)	(9)
Gain on investment securities, net	$94	$215

Investment securities that were in an unrealized loss position as of March 31, 2016 and December 31, 2015 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or underlying collateral.

	As of March 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
Obligations of states and political subdivisions	$5,620	$(25)	$—	$—	$5,620	$(25)
Residential mortgage backed securities and collateralized mortgage obligations	21,511	(173)	7,593	(165)	29,104	(338)
Corporate securities	10,330	(287)	—	—	10,330	(287)
Commercial mortgage backed securities	9,880	(88)	1,543	(42)	11,423	(130)
Other asset backed securities	9,594	(23)	2,043	(100)	11,637	(123)
Total temporarily impaired securities	$56,935	$(596)	$11,179	$(307)	$68,114	$(903)
Held-to-maturity securities:
Obligations of states and political subdivisions	$2,205	$(8)	$3,024	$(101)	$5,229	$(109)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
Obligations of states and political subdivisions	$7,682	$(39)	$—	$—	$7,682	$(39)
Residential mortgage backed securities and collateralized mortgage obligations	16,279	(210)	4,931	(60)	21,210	(270)
Corporate securities	18,707	(191)	—	—	18,707	(191)
Commercial mortgage backed securities	7,557	(62)	1,516	(72)	9,073	(134)
Other asset backed securities	4,734	(13)	3,430	(101)	8,164	(114)
Total temporarily impaired securities	$54,959	$(515)	$9,877	$(233)	$64,836	$(748)
Held-to-maturity securities:
Obligations of states and political subdivisions	$1,513	$(63)	$4,831	$(157)	$6,344	$(220)

At March 31, 2016, 63 securities were in unrealized loss positions and at December 31, 2015, 59 securities were in unrealized loss positions. For the three months ended March 31, 2016, and year ended December 31, 2015 we did not recognize any other-than-temporary impairment losses.

Subsequent Event

On April 28, 2016 AgriBank announced that, on July 15, 2016 it will redeem all of the outstanding principal amount of its $500 million 9.125 percent subordinated notes due July 2019. The subordinated notes will be redeemed at 100% of the principal amount together with all accrued and unpaid interest. AgriBank states that the early redemption of the notes is allowable under the terms of the notes, which is disputed by the note holders. At March 31, 2016 we held $3.2 million par value of these notes at a cost basis of $3.8 million. If the redemption takes place as scheduled our loss will be equal to our unamortized premium at the date of the redemption which is expected to be approximately $539 thousand.

NOTE 5. LOANS

Outstanding loan balances consist of the following at March 31, 2016, and December 31, 2015.

(Amounts in thousands)	March 31,	December 31,
Loan Portfolio	2016	2015
Commercial	$136,721	$132,805
Commercial real estate:
Real estate - construction and land development	27,554	28,319
Real estate - commercial non-owner occupied	247,840	243,374
Real estate - commercial owner occupied	154,484	156,299
Residential real estate:
Real estate - residential - Individual Tax Identification Number (“ITIN”)	48,384	49,106
Real estate - residential - 1-4 family mortgage	10,947	11,390
Real estate - residential - equity lines	44,327	45,473
Consumer and other	53,986	49,873
Gross loans	724,243	716,639
Deferred fees and costs	985	870
Loans, net of deferred fees and costs	725,228	717,509
Allowance for loan and lease losses	(11,495)	(11,180)
Net loans	$713,733	$706,329

Gross loan balances in the table above include net purchase discounts of $2.7 million and $2.3 million as of March 31, 2016, and December 31, 2015, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Age analysis of gross loan balances for past due loans, segregated by class of loans, as of March 31, 2016, and December 31, 2015, was as follows.

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
March 31, 2016	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$605	$244	$623	$1,472	$135,249	$136,721	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	27,554	27,554	—
Real estate - commercial non-owner occupied	—	—	1,197	1,197	246,643	247,840	—
Real estate - commercial owner occupied	368	—	—	368	154,116	154,484	—
Residential real estate:
Real estate - residential - ITIN	728	238	881	1,847	46,537	48,384	—
Real estate - residential - 1-4 family mortgage	—	372	665	1,037	9,910	10,947	—
Real estate - residential - equity lines	291	453	—	744	43,583	44,327	—
Consumer and other	148	65	—	213	53,773	53,986	—
Total	$2,140	$1,372	$3,366	$6,878	$717,365	$724,243	$—

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2015	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$30	$634	$664	$132,141	$132,805	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	28,319	28,319	—
Real estate - commercial non-owner occupied	64	—	5,665	5,729	237,645	243,374	—
Real estate - commercial owner occupied	—	—	1,071	1,071	155,228	156,299	—
Residential real estate:
Real estate - residential - ITIN	1,018	118	850	1,986	47,120	49,106	—
Real estate - residential - 1-4 family mortgage	—	404	871	1,275	10,115	11,390	—
Real estate - residential - equity lines	137	97	—	234	45,239	45,473	—
Consumer and other	150	50	88	288	49,585	49,873	88
Total	$1,369	$699	$9,179	$11,247	$705,392	$716,639	$88

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

The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to twelve months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor our Exclusionary List of appraisers and brokers. In certain cases, appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables summarize impaired loans by loan class as of March 31, 2016, and December 31, 2015.

	As of March 31, 2016
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,908	$2,232	$—
Commercial real estate:
Real estate - commercial non-owner occupied	1,197	1,197	—
Real estate - commercial owner occupied	1,190	1,952	—
Residential real estate:
Real estate - residential - ITIN	7,282	8,923	—
Real estate - residential - 1-4 family mortgage	1,742	2,543	—
Real estate - residential - equity lines	143	143	—
Total with no related allowance recorded	$13,462	$16,990	$—
With an allowance recorded:
Commercial	$695	$766	$124
Commercial real estate:
Real estate - commercial non-owner occupied	821	821	32
Real estate - commercial owner occupied	347	347	62
Residential real estate:
Real estate - residential - ITIN	1,924	1,958	308
Real estate - residential - equity lines	1,822	1,822	530
Consumer and other	31	31	12
Total with an allowance recorded	$5,640	$5,745	$1,068
Subtotal:
Commercial	$2,603	$2,998	$124
Commercial real estate	3,555	4,317	94
Residential real estate	12,913	15,389	838
Consumer and other	31	31	12
Total impaired loans	$19,102	$22,735	$1,068

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2015
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,282	$1,519	$—
Commercial real estate:
Real estate - commercial non-owner occupied	5,488	6,226	—
Real estate - commercial owner occupied	1,071	1,794	—
Residential real estate:
Real estate - residential - ITIN	7,063	8,662	—
Real estate - residential - 1-4 family mortgage	1,775	2,775	—
Real estate - residential - equity lines	142	142	—
Consumer and other	—	—	—
Total with no related allowance recorded	$16,821	$21,118	$—
With an allowance recorded:
Commercial	$761	$820	$122
Commercial real estate:
Real estate - commercial non-owner occupied	824	824	35
Real estate - commercial owner occupied	350	350	62
Residential real estate:
Real estate - residential - ITIN	2,044	2,089	321
Real estate - residential - 1-4 family mortgage
Real estate - residential - equity lines	558	558	279
Consumer and other	32	32	13
Total with an allowance recorded	$4,569	$4,673	$832
Subtotal:
Commercial	$2,043	$2,339	$122
Commercial real estate	7,733	9,194	97
Residential real estate	11,582	14,226	600
Consumer and other	32	32	13
Total impaired loans	$21,390	$25,791	$832

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $84 thousand and $163 thousand for the three months ended March 31, 2016 and 2015, respectively.

Nonaccrual loans, segregated by loan class, were as follows as of March 31, 2016 and December 31, 2015.

(Amounts in thousands)	March 31,	December 31,
Nonaccrual Loans	2016	2015
Commercial	$2,563	$1,994
Commercial real estate:
Real estate - commercial non-owner occupied	1,197	5,488
Real estate - commercial owner occupied	1,190	1,071
Residential real estate:
Real estate - residential - ITIN	3,705	3,649
Real estate - residential - 1-4 family mortgage	1,742	1,775
Real estate - residential - equity lines	1,270	—
Consumer and other	31	32
Total	$11,698	$14,009

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2016 and 2015.

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$2,215	$1	$5,363	$20
Commercial real estate:
Real estate - commercial non-owner occupied	2,020	12	8,705	13
Real estate - commercial owner occupied	1,449	6	2,292	19
Residential real estate:
Real estate - residential - ITIN	9,158	40	10,045	33
Real estate - residential - 1-4 family mortgage	1,753	—	1,988	—
Real estate - residential - equity lines	1,120	6	776	7
Consumer and other	32	—	35	—
Total	$17,747	$65	$29,204	$92

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

At both March 31, 2016 and December 31, 2015, impaired loans of $6.9 million were classified as performing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms.

In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. We had no obligations to lend additional funds on the restructured loans as of March 31, 2016 and December 31, 2015.

As of March 31, 2016, we had $11.4 million in troubled debt restructurings compared to $15.9 million as of December 31, 2015. As of March 31, 2016, we had 119 loans that qualified as troubled debt restructurings, of which 108 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.58% of gross loans as of March 31, 2016, compared to 2.22% at December 31, 2015.

The types of modifications offered can generally be described in the following categories:

Rate – A modification in which the interest rate is modified.

Maturity – A modification in which the maturity date, timing of payments or frequency of payments is modified.

Payment deferral – A modification in which a portion of the principal is deferred.

The following tables present the period ended balances of newly restructured loans and the types of modifications that occurred during the three months ended March 31, 2016 and 2015, respectively.

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015

(Amounts in thousands)	Payment		Payment
Troubled Debt Restructuring Modification Types	Deferral	Total	Deferral	Total
Commercial	$—	$—	$787	$787
Residential real estate:
Real estate - residential - ITIN	—	—	274	274
Total	$—	$—	$1,061	$1,061

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The table below provides information regarding the number of loans where the contractual terms have been restructured in a manner, which grants a concession to a borrower experiencing financial difficulties for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$823	$823
Residential real estate:
Real estate - residential - ITIN	—	—	—	3	259	275
Total	—	$—	$—	4	$1,082	$1,098

The following table presents loans modified as troubled debt restructurings for which there was a payment default during the three months ended March 31, 2016 or during the three months ended March 31, 2015 on loans which were restructured within the 12 month periods preceding those dates.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2016		March 31, 2015
(Amounts in thousands)	Number of	Recorded	Number of	Recorded
Troubled Debt Restructurings That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Residential real estate:
Real estate - residential - ITIN	—	$—	1	$52
Total	—	$—	1	$52

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

Performing and nonperforming loans, segregated by class of loans, are as follows at March 31, 2016 and December 31, 2015.

(Amounts in thousands)	March 31, 2016
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$134,158	$2,563	$136,721
Commercial real estate:
Real estate - construction and land development	27,554	—	27,554
Real estate - commercial non-owner occupied	246,643	1,197	247,840
Real estate - commercial owner occupied	153,294	1,190	154,484
Residential real estate:
Real estate - residential - ITIN	44,679	3,705	48,384
Real estate - residential - 1-4 family mortgage	9,205	1,742	10,947
Real estate - residential - equity lines	43,057	1,270	44,327
Consumer and other	53,955	31	53,986
Total	$712,545	$11,698	$724,243

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands)	December 31, 2015
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$130,811	$1,994	$132,805
Commercial real estate:
Real estate - construction and land development	28,319	—	28,319
Real estate - commercial non-owner occupied	237,886	5,488	243,374
Real estate - commercial owner occupied	155,228	1,071	156,299
Residential real estate:
Real estate - residential - ITIN	45,457	3,649	49,106
Real estate - residential - 1-4 family mortgage	9,615	1,775	11,390
Real estate - residential - equity lines	45,473	—	45,473
Consumer and other	49,753	120	49,873
Total	$702,542	$14,097	$716,639

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize internal risk rating by loan class as of March 31, 2016, and December 31, 2015.

	As of March 31, 2016
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$110,209	$13,595	$10,092	$2,825	$—	$136,721
Commercial real estate:
Real estate - construction and land development	27,136	418	—	—	—	27,554
Real estate - commercial non-owner occupied	242,940	936	952	3,012	—	247,840
Real estate - commercial owner occupied	146,093	5,636	1,219	1,536	—	154,484
Residential real estate:
Real estate - residential - ITIN	40,638	—	—	7,746	—	48,384
Real estate - residential - 1-4 family mortgage	8,630	—	575	1,742	—	10,947
Real estate - residential - equity lines	40,405	1,733	—	2,189	—	44,327
Consumer and other	53,673	5	244	64	—	53,986
Total	$669,724	$22,323	$13,082	$19,114	$—	$724,243

	As of December 31, 2015
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$108,696	$10,240	$9,587	$4,282	$—	$132,805
Commercial real estate:
Real estate - construction and land development	28,291	28	—	—	—	28,319
Real estate - commercial non-owner occupied	234,177	917	1,588	6,692	—	243,374
Real estate - commercial owner occupied	149,327	3,864	1,687	1,421	—	156,299
Residential real estate:
Real estate - residential - ITIN	41,480	—	—	7,626	—	49,106
Real estate - residential - 1-4 family mortgage	9,041	—	575	1,774	—	11,390
Real estate - residential - equity lines	41,149	1,760	1,682	882	—	45,473
Consumer and other	49,551	—	256	66	—	49,873
Total	$661,712	$16,809	$15,375	$22,743	$—	$716,639

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the ALLL by portfolio for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31, 2016
(Amounts in thousands)		Commercial	Residential
ALLL by Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,493	$5,784	$1,577	$770	$556	$11,180
Charge offs	(85)	(6)	(73)	(143)	—	(307)
Recoveries	32	528	8	54	—	622
Provision	26	(414)	449	133	(194)	—
Ending balance	$2,466	$5,892	$1,961	$814	$362	$11,495

	For the Three Months Ended March 31, 2015
(Amounts in thousands)		Commercial	Residential
ALLL by Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$3,503	$4,875	$1,670	$450	$322	$10,820
Charge offs	(52)	—	(15)	(112)	—	(179)
Recoveries	26	594	35	—	—	655
Provision	(232)	(155)	29	234	124	—
Ending balance	$3,245	$5,314	$1,719	$572	$446	$11,296

The following tables summarize the ALLL and the recorded investment in loans and leases as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$124	$94	$838	$12	$—	$1,068
Collectively evaluated for impairment	2,342	5,798	1,123	802	362	10,427
Total	$2,466	$5,892	$1,961	$814	$362	$11,495
Gross loans:
Individually evaluated for impairment	$2,603	$3,555	$12,913	$31	$—	$19,102
Collectively evaluated for impairment	134,118	426,323	90,745	53,955	—	705,141
Total gross loans	$136,721	$429,878	$103,658	$53,986	$—	$724,243

	As of December 31, 2015
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$122	$97	$600	$13	$—	$832
Collectively evaluated for impairment	2,371	5,687	977	757	556	10,348
Total	$2,493	$5,784	$1,577	$770	$556	$11,180
Gross loans:
Individually evaluated for impairment	$2,043	$7,733	$11,582	$32	$—	$21,390
Collectively evaluated for impairment	130,762	420,259	94,387	49,841	—	695,249
Total gross loans	$132,805	$427,992	$105,969	$49,873	$—	$716,639

The ALLL totaled $11.5 million or 1.59% of total gross loans at March 31, 2016 and $11.2 million or 1.56% at December 31, 2015. As of March 31, 2016, we had $203.0 million in commitments to extend credit, and recorded a reserve for unfunded commitments of $695 thousand in Other Liabilities in the Consolidated Balance Sheets.

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

We believe that the ALLL was adequate as of March 31, 2016. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of March 31, 2016, approximately 74% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The U.S. recession, the housing market downturn, and low real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. Deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. For collateral dependent loans, this can be accomplished by charging off the impaired portion of the loan based on the underlying value of the collateral. For non-collateral dependent loans, we establish a specific component within the ALLL based on the present value of the future cash flows. If we determine the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2016, the unallocated allowance amount represented 3% of the ALLL, compared to 5% at December 31, 2015. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

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

NOTE 6. OTHER REAL ESTATE OWNED

At March 31, 2016, and December 31, 2015, the recorded investment in OREO was $1.0 million and $1.4 million, respectively. For the three months ended March 31, 2016, there were no foreclosed properties transferred into OREO. During the three months ended March 31, 2016, we sold five properties with a balance of $358 thousand for a net loss of $125 thousand. During the quarter ended March 31, 2016, we recognized a write-down in OREO for three properties totaling $55 thousand. The March 31, 2016 OREO balance consists of three 1-4 family residential real estate properties in the amount of $306 thousand, two nonfarm nonresidential properties in the amount of $557 thousand and one undeveloped commercial property in the amount of $147 thousand. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure is $1.1 million.

NOTE 7. INTANGIBLES

In March of 2016, as part of our branch acquisition, we recorded a core deposit intangible of $1.8 million and goodwill of $717 thousand. The new core deposit base provides value as a source of below market rate funds and the realization of cost savings is a fundamental rationale for assuming these deposit liabilities. The cost savings is defined as the difference between the cost of funds on our new deposits (i.e., interest and net maintenance costs) and the cost of an equal amount of funds from an alternative source having a similar term as the new deposit base. Our core deposit intangible is recorded at fair value which was derived by using the income approach and represents the present value of the cost savings over the projected term of our new deposit base.

The core deposit intangible is being amortized on a straight-line basis over the estimated useful life of the deposits, which is eight years, with no expected residual value. For tax purposes, the core deposit intangible is expected to be treated as a taxable asset, resulting in amortizable tax basis of $1.8 million.

As of March 31, 2016, we have recorded the following amounts related to the core deposit intangible.

(Amounts in thousands)	March 31,
Intangibles	2016
Gross carrying amount	$1,772
Accumulated amortization	(20)
Core deposit intangibles, net	$1,752

The following table sets forth, as of March 31, 2016, the total estimated amortization of intangible assets:

(Amounts in thousands)
For the year ended December 31,	Amount
2016	$166
2017	221
2018	221
2019	221
2020	221
2021	221
2022 and thereafter	481
Total	$1,752

Goodwill is calculated as the amount of cash paid in excess of the fair value of the net assets acquired in the transaction. Goodwill is not amortized, but is annually reviewed for impairment. See Note 17 Branch Acquisition in the Notes to Consolidated Financial Statements in this document for further detail on the branch acquisition.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. ACCOUNTING FOR INCOME TAXES AND UNCERTAINTIES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company's income before taxes. The principal difference between statutory tax rates and our effective tax rate is the benefit derived from investing in tax-exempt securities, federal tax credits afforded through our investments in qualified partnerships and bank-owned life insurance.

Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates, which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in our income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.

We apply the provisions of FASB ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. We periodically review our income tax positions based on tax laws and regulations, and financial reporting considerations, and record adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of our tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment. Our uncertain tax positions were nominal in amount as of March 31, 2016.

NOTE 9. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

Our investment in Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”) and deductible operating losses was $4.6 million at March 31, 2016. These investments are recorded in other assets with a corresponding funding obligation of $1.0 million recorded in Other Liabilities in our Consolidated Balance Sheets. We have invested in four separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18 year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 4% and 7%. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Operations as a component of income tax expense.

The following table presents our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at March 31, 2016 and December 31, 2015. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the three months ended March 31, 2016 and the year ended December 31, 2015.

(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Partnerships at	Investment	Recorded	Liability	and	of	Income Tax
March 31, 2016	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,508	$235	$56	$45	$11
WNC Institutional Tax Credit Fund 38, L.P.	1,000	771	159	35	26	9
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,762	610	69	57	12
California Affordable Housing Fund	2,454	593	—	52	52	—
Total - investments in qualified affordable housing partnerships	$7,954	$4,634	$1,004	$212	$180	$32

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Partnerships at	Investment	Recorded	Liability	and	of	Income Tax
December 31, 2015	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,553	$406	$226	$184	$42
WNC Institutional Tax Credit Fund 38, L.P.	1,000	797	166	126	93	33
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,820	610	278	230	48
California Affordable Housing Fund	2,454	645	—	207	207	—
Total - investments in qualified affordable housing partnerships	$7,954	$4,815	$1,182	$837	$714	$123

(1) The amounts reflected in this column represent both the tax credits, and estimated tax benefits generated by the Qualified Affordable Housing partnerships operating loss for the year.
(2) This amount reduces the tax credits and benefits generated by the Qualified Affordable Housing partnerships.

The following table presents our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
	March 31, 2016		March 31, 2015
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$44	$12	$43	$13
WNC Institutional Tax Credit Fund 38, L.P.	28	7	25	7
Merritt Community Capital Corporation Fund XV, L.P.	55	14	54	15
California Affordable Housing Fund	40	12	40	12
Total	$167	$45	$162	$47

The tax credits and benefits were partially offset by the amortization of the principal investment balances of $180 thousand and $178 thousand for the three months ended March 31, 2016 and March 31, 2015, respectively.

The following table reflects the anticipated net income tax benefit at March 31, 2016 that is expected to be recognized over the remaining life of the investments.

(Amounts in thousands)	Raymond James	WNC Institutional	Merritt Community	California	Total Net
Qualified Affordable Housing	California Housing	Tax Credit	Capital Corporation	Affordable Housing	Income Tax
Partnerships	Opportunities Fund II	Fund 38, L.P.	Fund XV, L.P	Fund	Benefit
Anticipated net income tax benefit less amortization of investments:
2016	$35	$27	$35	$—	$97
2017	46	35	45	1	127
2018	45	34	45	—	124
2019	45	30	44	—	119
2020 and thereafter	218	128	194	1	541
Total	$389	$254	$363	$2	$1,008

NOTE 10. FEDERAL FUNDS PURCHASED AND LINES OF CREDIT

At March 31, 2016 and December 31, 2015, we had no outstanding federal funds purchased balances. At March 31, 2016 and December 31, 2015, we had outstanding borrowings with the Federal Home Loan Bank of San Francisco of $- 0 - and $75.0 million, respectively. At March 31, 2016, the Bank had available lines of credit with the Federal Home Loan Bank of San Francisco totaling $297.7 million and with the Federal Reserve Bank totaling $17.5 million. These lines of credit are subject to maintenance of required capital ratios and minimum collateral requirements, namely the amount of pledged loans and securities.

The Bank had nonbinding federal funds line of credit agreements with three financial institutions totaling $40.0 million at March 31, 2016. The lines of credit had interest rates ranging from 0.53% to 1.38% at March 31, 2016. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 11. TERM DEBT

Term debt at March 31, 2016 and December 31, 2015 consisted of the following.

(Amounts in thousands)	March 31, 2016	December 31, 2015
Federal Home Loan Bank of San Francisco borrowings	$—	$75,000
Senior debt	9,667	9,917
Unamortized debt issuance costs	(14)	(15)
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	(199)	(208)
Corning lease	172	—
Net term debt	$19,626	$94,694

Future contractual maturities of term debt at March 31, 2016 are as follows.

(Amounts in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Senior debt	$667	$1,000	$1,000	$1,000	$1,000	$5,000	$9,667
Subordinated debt	—	—	—	—	—	10,000	10,000
Corning lease	32	41	44	46	9	—	172
Total future maturities	$699	$1,041	$1,044	$1,046	$1,009	$15,000	$19,839

Federal Home Loan Bank of San Francisco Borrowings

The maximum amount outstanding from the Federal Home Loan Bank of San Francisco under term advances at any month end during the three months ended March 31, 2016 and the year ended December 31, 2015 was $80.0 million and $120.0 million, respectively. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the three months ended March 31, 2016 and the year ended December 31, 2015 was $71.8 million and $87.6 million, respectively. During the three months ended March 31, 2016, all outstanding Federal Home Loan Bank of San Francisco term advances were repaid. The weighted average interest rates on the borrowings outstanding at December 31, 2015, was 0.33%.

The Federal Home Loan Bank of San Francisco line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate mortgage loans which have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to their collateral requirements, and securities held in the Bank’s investment securities portfolio. As of March 31, 2016, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $4.5 million. Furthermore, we have pledged $349.6 million of our commercial and real estate mortgage loans for the line of credit with the Federal Home Loan Bank of San Francisco. As of March 31, 2016, we held $19.0 million in securities with the Federal Home Loan Bank of San Francisco for pledging purposes. All of the securities pledged to the Federal Home Loan Bank of San Francisco were unused as collateral as of March 31, 2016.

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million from another financial institution. The loan is payable in monthly installments of $83 thousand principal, plus accrued and unpaid interest, commencing on January 1, 2016 and continuing to and including December 10, 2020. The loan may be prepaid in whole or in part at any time without any prepayment premium or penalty. The principal amount of the loan bears interest at a variable rate, resetting monthly that is equal to the sum of the current three month LIBOR plus 400 basis points. In December of 2015, the Holding Company incurred senior debt issuance costs of $15 thousand, which are being amortized over the life of the loan as additional interest expense. The loan is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million in aggregate principal amount of fixed to floating rate subordinated notes due in 2025. The subordinated debt initially bears interest at 6.88% per annum for a five-year term, payable semi-annually. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points, payable quarterly until the maturity date. In December of 2015, the Holding Company incurred subordinated debt issuance costs of $210 thousand, which are being amortized over the initial five year term as additional interest expense.

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

Corning Lease

As part of the acquisition of branches from Bank of America, the Bank entered into a capital lease with Bank of America for the branch located in Corning, California. The total obligation under the lease agreement is $172 thousand payable over a four-year period in monthly installments of principal and interest at a 6.0% annual interest rate. The fair value of the capital lease obligation was determined using a discounted cash flow based on the contractual interest rate of the lease agreement. The fair value of the leased asset is included in premises and equipment and the lease liability is included with term debt obligations. Amortization of the leased asset is included with the provision for depreciation and amortization as part of our premises and equipment expense in our Consolidated Statements of Operations. The lease may terminate early upon receipt of certification that there are no adverse environmental conditions. Upon termination of the lease agreement, the net present value of the lease becomes due and title will be transferred to the Bank.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Lease Commitments – We lease seven sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based on predetermined escalation schedules. Substantially all of the leases include the option to extend the lease term one or more times following expiration of the initial term.

The following table sets forth rent expense and rent income for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Rent income	$10	$4
Rent expense	145	142
Net rent expense	$135	$138

The following table sets forth, as of March 31, 2016, the future minimum lease payments under non-cancelable operating leases.

(Amounts in thousands)
Amounts due in:
2016	$483
2017	584
2018	467
2019	438
2020	449
Thereafter	1,345
Total	$3,766

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial Instruments with Off-Balance Sheet Risk

Our consolidated financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of our business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of our commitments and contingent liabilities at March 31, 2016 and December 31, 2015.

(Amounts in thousands)	March 31, 2016	December 31, 2015
Commitments to extend credit	$197,605	$224,757
Standby letters of credit	2,098	2,477
Affordable Housing Grant Sponsorship	3,344	3,356
Total commitments	$203,047	$230,590

In the normal course of business, we are party to financial instruments with off-balance sheet credit risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve elements of credit and interest rate risk similar to the amounts recognized in the Consolidated Balance Sheets. The contract or notional amounts of these instruments reflect the extent of our involvement in particular classes of financial instruments.

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

We hold cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. We were not required to perform on any financial guarantees for the three months ended March 31, 2016, and the year ended December 31, 2015. At March 31, 2016, approximately $133 thousand of standby letters of credit expire within one year, and $2.0 million expire thereafter.

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at March 31, 2016 and $695 thousand at December 31, 2015. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the three months ended March 31, 2016, we made no additional provision to the reserve for unfunded commitments. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Operations.

Legal Proceedings – We are involved in various pending and threatened legal actions arising in the ordinary course of business. We maintain reserves for losses from legal actions, which are both probable and estimable. In our opinion, the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

Concentrations of Credit Risk – We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 74% of our gross loan portfolio at March 31, 2016 and December 31, 2015.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated other comprehensive income for the three months ended March 31, 2016.

	Unrealized	Unrealized	Accumulated Other
	Gains on	(Losses) Gains on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive loss as of December 31, 2015	$1,142	$(1,396)	$(254)
Comprehensive income three months ended March 31, 2016	50	1,396	1,446
Accumulated other comprehensive income as of March 31, 2016	$1,192	$—	$1,192

The following table presents activity in accumulated other comprehensive income for the three months ended March 31, 2015.

	Unrealized	Unrealized	Accumulated Other
	Gains on	Losses on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive loss as of December 31, 2014	$1,810	$(1,897)	$(87)
Comprehensive income three months ended March 31, 2015	292	(21)	271
Accumulated other comprehensive income as of March 31, 2015	$2,102	$(1,918)	$184

Accumulated other comprehensive income is reported net of related tax effects. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income.

NOTE 14. DERIVATIVES

We use derivatives to hedge the risk of changes in market interest rates to limit the impact on earnings and cash flows relating to specific groups of assets and liabilities. During 2015 and the first quarter of 2016 we utilized interest rate swaps (the “hedging instrument”) with other major financial institutions (counterparties) to hedge interest expenses associated with certain Federal Home Loan Bank of San Francisco borrowings (the “hedged instrument”). We do not use derivative instruments for trading or speculative purposes.

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

Classification of the gain or loss in the Consolidated Statements of Operations upon release from accumulated other comprehensive income is the same as that of the underlying exposure. We discontinue the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate. When we discontinue hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value that were recorded in accumulated other comprehensive income are recognized immediately in earnings.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2015, we had one active interest rate swap, and one forward starting interest rate swap to hedge interest rate risk associated with current and forecasted variable rate Federal Home Loan Bank of San Francisco advances. The hedge strategy converts LIBOR based variable rate of interest on active and forecasted Federal Home Loan Bank of San Francisco advances to fixed interest rates.

During March of 2016, we terminated all of our interest rate swaps (active and forward starting) and simultaneously paid off the $75.0 million Federal Home Loan Bank of San Francisco borrowing (the “hedged instrument”). Prior to the time of termination, a $2.3 million unrealized pretax loss on swaps was carried in Other Liabilities in our Consolidated Balance Sheets. At termination, we immediately reclassified the loss to noninterest expense.

The following table summarizes our interest rate swap contracts with counterparties outstanding at December 31, 2015. The interest rate swap contracts were made with a single issuer and include the right of offset.

(Amounts in thousands)
Description	We Pay Fixed	We Receive Variable (1)	Notional Amount	Effective Date	Maturity Date
Interest rate swap	2.64%	0.33%	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap	3.22%	Variable	$75,000	August 1, 2016	August 1, 2017
(1) Rate floats to three month LIBOR payable quarterly on February 1, May 1, August 1, and November 1.

The following table lists the active and forward starting interest rate swap derivatives separately that were in a liability (loss) position, and the fair value of such derivatives at March 31, 2016, and December 31, 2015. There were no interest rate swap derivatives that were in an asset (gain) position at March 31, 2016, or at December 31, 2015.

		Liability Derivatives
(Amounts in thousands)		March 31,	December 31,
Description	Balance Sheet Location	2016	2015
Interest rate swap	Cash flow hedge	$—	$869
Forward starting interest rate swap	Cash flow hedge	—	1,500
Total		$—	$2,369

The following table summarizes the losses recorded during the three months ended March 31, 2016 and 2015, and their locations within the Consolidated Statements of Operations.

(Amounts in thousands)		Three Months Ended March 31,
Description	Consolidated Statement of Operations Location	2016	2015
Interest rate swap (1)	Interest on term debt	$396	$295
Forward starting interest rate swap - terminated(2)	Other noninterest expense	2,325	—
Total		$2,721	$295

(1) Losses represent tax effected amounts reclassified from accumulated other comprehensive income pertaining to net settlements recorded during the period on active interest rate swaps.
(2) Losses represent tax effected amounts reclassified from accumulated other comprehensive income pertaining to the terminated active and forward starting interest rate swaps.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the loss, net of tax, on all derivative instruments (active and forward starting) designated as cash flow hedges that were reclassified from accumulated other comprehensive income into earnings during the three months ended March 31, 2016 and 2015.

(Amounts in thousands)	Three Months Ended March 31,
Description	2016	2015
Interest rate swaps	$1,601	$174

The following table summarizes the derivatives that have a right of offset at December 31, 2015.

			Gross Amounts Not Offset In The Consolidated Balance Sheets
(Amounts in thousands)	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset In The Consolidated Balance Sheets	Net Amounts of Assets / (Liabilities) Included In The Consolidated Balance Sheets	Collateral Posted	Net Amount
December 31, 2015
Derivative liabilities
Interest rate swaps	$(2,369)	$—	$(2,369)	$4,008	$1,639

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

We were required to post collateral against the obligations of $2.4 million at December 31, 2015. Accordingly, we pledged three mortgage backed securities with an aggregate par value of $3.8 million and an aggregate fair value of $4.0 million. In March of 2016, upon the termination of all of our interest rate swaps the securities were returned to us.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of our financial instruments as of March 31, 2016 and December 31, 2015, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

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

(Amounts in thousands)	Carrying	Fair Value Measurements Using
March 31, 2016	Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$85,750	$85,750	$—	$—	$85,750
Securities available-for-sale	$174,251	$—	$174,251	$—	$174,251
Securities held-to-maturity	$35,357	$—	$36,454	$—	$36,454
Net loans	$713,733	$—	$—	$716,318	$716,318
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—	$4,465
Financial liabilities
Deposits	$937,667	$—	$939,612	$—	$939,612
Term debt	$19,626	$—	$19,626	$—	$19,626
Junior subordinated debenture	$10,310	$—	$5,513	$—	$5,513

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2015	Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$51,192	$51,192	$—	$—	$51,192
Securities available-for-sale	$159,030	$—	$159,030	$—	$159,030
Securities held-to-maturity	$35,899	$—	$36,645	$—	$36,645
Net loans	$706,329	$—	$—	$711,528	$711,528
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—	$4,465
Financial liabilities
Deposits	$803,735	$—	$804,490	$—	$804,490
Term debt	$94,694	$—	$94,694	$—	$94,694
Junior subordinated debenture	$10,310	$—	$5,402	$—	$5,402
Derivatives	$2,369	$—	$2,369	$—	$2,369

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

Junior subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At March 31, 2016, future cash flows were discounted at 6.05%. We measure the fair value of subordinated debentures using Level 2 inputs.

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

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities and derivatives are recorded at fair value on a recurring basis. From time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans and certain other assets including OREO or goodwill. These nonrecurring fair value adjustments involve the application of lower of cost or fair value accounting or write-downs of individual assets.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of March 31, 2016 and December 31, 2015.

(Amounts in thousands)	Fair Value at March 31, 2016
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$3,915	$—	$3,915	$—
Obligations of states and political subdivisions	61,288	—	61,288	—
Residential mortgage backed securities and collateralized mortgage obligations	51,721	—	51,721	—
Corporate securities	23,764	—	23,764	—
Commercial mortgage backed securities	14,571		14,571	—
Other investment securities (1)	18,992	—	18,992	—
Total assets measured at fair value	$174,251	$—	$174,251	$—

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

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2016 or the year ended December 31, 2015.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents information about our assets and liabilities at March 31, 2016 and December 31, 2015 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period.

The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at March 31, 2016
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$941	$—	$—	$941
Other real estate owned	363	—	—	363
Total assets measured at fair value	$1,304	$—	$—	$1,304

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands)	Fair Value at December 31, 2015
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$707	$—	$—	$707
Other real estate owned	743	—	—	743
Total assets measured at fair value	$1,450	$—	$—	$1,450

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2016 and 2015.

(Amounts in thousands)	Three Months Ended March 31,
Fair value adjustments	2016	2015
Collateral dependent impaired loans	$164	$52
Other real estate owned	55	15
Total	$219	$67

During the three months ended March 31, 2016, collateral dependent impaired loans with a carrying amount of $1.1 million were written down to their fair value of $941 thousand, resulting in a $164 thousand adjustment to the ALLL.

During the three months ended March 31, 2016, three OREO properties with an aggregate carrying value of $418 thousand were written down to their fair value of $363 thousand, resulting in a $55 thousand adjustment to the ALLL.

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

The OREO amount above represents impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. OREO fair values are adjusted for estimated selling costs between 8% and 15%. We record OREO as a nonrecurring Level 3.

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

On May 12, 2014, we agreed to purchase $40.0 million of unsecured consumer home improvement loans. The loans were purchased without recourse or servicing rights. The agreement calls for purchases up to $4.0 million per month up to a maximum par value of $40.0 million. During 2015, we agreed to purchase an additional $10.0 million increasing the maximum par value to $50.0 million. For the period from May 12, 2014 through March 31, 2016, we have paid cash totaling $78.5 million, and received cash repayments of $30.3 million for $48.2 million in net loans. We initially measured the acquired loan portfolio at a fair equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 17. BRANCH ACQUISITION

On March 11, 2016, we completed the purchase of five Bank of America branches located in northern California. The acquired branches are located in Colusa, Willows, Orland, Corning, and Yreka. The Bank also acquired three offsite ATM locations in Williams, Orland and Corning. The Bank paid cash consideration of $6.7 million and acquired $155.2 million in assets, primarily cash and premises. The Bank assumed $149.2 million in liabilities, primarily deposits.

The transaction provided a new source of low cost core deposits and allowed us to execute our plan to reconfigure our Balance Sheet. On March 14, 2016, we utilized a portion of that new liquidity to reduce our reliance on wholesale funding sources repaying $75.0 million to the Federal Home Loan Bank of San Francisco and redeeming $17.5 million of brokered time deposits.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement as additional information regarding the closing date fair values becomes available. The Bank engaged third party specialists to assist in valuing certain assets, including the real estate and the core deposit intangible that resulted from the acquisition.

The contribution of the acquired operations of the five former Bank of America offices for the period from March 11, 2015 to March 31, 2015 was immaterial. Therefore, disclosure of supplemental pro forma financial information, especially prior period comparison is deemed neither practical nor meaningful. Additionally, the acquired operation was not considered a “significant business combination” as defined by the Securities and Exchange Commission.

The following table provides a preliminary assessment of the consideration transferred, assets purchased, and the liabilities assumed.

		Fair Value and
	As Recorded by	Other Merger
	Bank of	Related	As Recorded by
(Amounts in thousands)	America	Adjustments	the Company
Consideration paid:
Cash paid			$6,707
Total consideration			$6,707

Assets acquired:
Cash and cash equivalents	$149,066	$—	$149,066

Premises and equipment, net	1,835	2,355	4,190

Other assets	200	—	200
Core deposit intangibles	—	1,772	1,772
Total assets acquired	$151,101	$4,127	$155,228

Liabilities assumed:
Deposits	$149,045	$—	$149,045

Other liabilities	21	172	193
Total liabilities assumed	$149,066	$172	$149,238
Net identifiable assets acquired over liabilities assumed	$2,035	$3,955	$5,990
Goodwill			$717

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. These statements are based on management’s beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements may also include statements in which words such as “expects,” “anticipates,” “intend,” “plan,” “believes,” “estimate,” “consider” or similar expressions or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward looking statements. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict.

The following factors, among others, could cause our actual results to differ materially from those expressed in such forward-looking statements:

●	The strength of the United States economy in general and the strength of the local economies in California in which we conduct operations;
●	Our failure to realize all of the anticipated benefits of our branch purchases;
●	Difficulties in integrating the acquired bank branches from Bank of America;
●	Our inability to successfully manage our growth or implement our growth strategy;
●	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board;
●	Continued volatility in the capital or credit markets;
●	Changes in the financial performance and/or condition of our borrowers;
●	Our concentration in real estate lending;
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

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Risk factors”. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2015 to March 31, 2016. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2016, compared to the same period in 2015. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

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

We commenced banking operations in 1982 and with the completion of the purchase of five Bank of America branches during the first quarter of 2016, we now operate nine full service facilities in Northern California. We provide a wide range of financial services and products for business and retail customers, which are competitive with those traditionally offered by banks of similar size in California.

Our principal executive office is located at 1901 Churn Creek Road, Redding, California and the telephone number is (530) 722-3939.

EXECUTIVE OVERVIEW

Net loss available to common shareholders for the quarter ended March 31, 2016 was $960 thousand or $0.07 per share – diluted, compared to net income available to common shareholders of $1.8 million or $0.13 per share – diluted for the same period of 2015. The current quarter results were impacted by the following expenses totaling $2.8 million related to the acquisition of five Bank of America branches and the execution of our plans to reconfigure our Balance Sheet using liquidity provided by those branches:

●	$2.3 million loss on termination of interest rate hedge.
●	$412 thousand of branch acquisition transition costs.
●	$57 thousand prepayment penalty on early repayment of $75.0 million Federal Home Loan Bank of San Francisco term debt.
●	$39 thousand accelerated amortization of broker fees recorded in interest expense when $17.5 million of brokered time deposits were called and redeemed.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, unrelated to the branch acquisition, the current quarter results include the write-off of a $363 thousand deferred tax asset.

On March 11, 2016, we completed the purchase of five Bank of America branches located in Northern California. The transaction was most attractive to us because it provided a new source of low cost core deposits and allowed us to execute our plan to reconfigure our Balance Sheet. The acquisition provided approximately $142.3 million of new liquidity ($149.0 million of new deposits less payments of $6.7 million made to Bank of America). We utilized a portion of that new liquidity to reduce our reliance on wholesale funding sources repaying $75.0 million to the Federal Home Loan Bank of San Francisco and redeeming $17.5 million of brokered time deposits. We intend to use the remaining liquidity to fund future loan growth.

The acquired branches are located in Colusa, Willows, Orland, Corning, and Yreka. The Bank also acquired three offsite ATM locations in Williams, Orland and Corning.

The Bank paid cash consideration of $6.7 million and acquired $155.2 million in assets recorded at fair value, primarily cash and premises. The Bank assumed $149.2 million in liabilities recorded at fair value, primarily deposits.

Significant items for the three months ended March 31, 2016 were as follows:

Acquisition and Balance Sheet reconfiguration

●	The Company acquired $149.0 million of new deposits from Bank of America, which bear an average interest cost of 0.09%.
●	The Company paid off $75.0 million of Federal Home Loan Bank of San Francisco term debt and terminated the interest rate hedge associated with that debt eliminating future contractual interest payments on $75.0 million at 2.64% for the period from payoff to August 1, 2016; and at 3.22% for the period August 1, 2016 to August 1, 2017.
●	The acquisition and Balance Sheet reconfiguration reduced tangible book value by $0.35 per share. The projected earn back period is four years.
●	The acquisition and Balance Sheet reconfiguration reduced 2016 diluted earnings per share by $0.17. The projected earn back period is 18 months

Performance

●

Net loss available to common shareholders of $960 thousand for the three months ended March 31, 2016 was a decrease of $2.7 million (156%) over $1.8 million net income available to common shareholders earned during the first quarter of 2015.

●

Return on average assets decreased to (0.37) % in the first quarter of 2016 compared to 0.73% in the same quarter of 2015. Return on average equity decreased to (4.23) % in the first quarter of 2016 compared to 6.79% in the same quarter of 2015.

●

The Company’s tangible book value per share decreased to $6.57 per common share at March 31, 2016 from $6.76 at December 31, 2015. The Company’s net interest margin was 3.44% for the first quarter of 2016 compared to 3.52% for the fourth quarter of 2015.

●

The Company’s efficiency ratio was 108.1% during the first three months of 2016 compared to 71.5% during the same period in 2015. Excluding $2.8 million of one-time expenses related to the acquisition and reconfiguring our Balance Sheet the efficiency ratio for the first three months of 2016 would have been 77.5%.

Credit Quality

●	Nonperforming assets at March 31, 2016 totaled $12.7 million or 1.18% of total assets, a decrease of $2.8 million or 1.53% of total assets compared to December 31, 2015.
●	Net loan loss recoveries of $315 thousand combined with continuing improved asset quality resulted in no provision for loan and lease losses during the first quarter.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2015 filed with the SEC on March 8, 2016. Some of these significant accounting policies are considered critical and require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

Derivative Financial Instruments and Hedging Activities

During March of 2016, we terminated all of our interest rate swaps (active and forward starting) and simultaneously paid off the $75.0 million Federal Home Loan Bank of San Francisco borrowing (the “hedged instrument”). At the time of termination, the interest rate swaps were carried at a $2.3 million loss in our Consolidated Balance Sheets. Accordingly, we immediately reclassified $1.4 million in unrealized losses from other comprehensive income into earnings resulting in a pre-tax loss of $2.3 million recorded in noninterest expense.

We used derivatives to hedge the risk of changes in market interest rates to limit the impact on earnings and cash flows relating to specific groups of assets and liabilities. During 2015 and the first quarter of 2016, we utilized interest rate swaps (the “hedging instrument”) with other major financial institutions (counterparties) to hedge interest expenses associated with certain Federal Home Loan Bank of San Francisco borrowings (the “hedged instrument”). We do not use derivative instruments for trading or speculative purposes.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2015, we had one active interest rate swap, and one forward starting interest rate swap to hedge interest rate risk associated with current and forecasted variable rate Federal Home Loan Bank of San Francisco advances. The hedge strategy converts LIBOR based variable rate of interest on active and forecasted Federal Home Loan Bank of San Francisco advances to fixed interest rates.

The following table summarizes our interest rate swap contracts with counterparties outstanding at December 31, 2015. The interest rate swap contracts are made with a single issuer and include the right of offset.

(Amounts in thousands)
Description	We Pay Fixed	We Receive Variable (1)	Notional Amount	Effective Date	Maturity Date
Interest rate swap	2.64%	0.33%	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap	3.22%	Variable	$75,000	August 1, 2016	August 1, 2017
(1) Rate floats to three month LIBOR payable quarterly on February 1, May 1, August 1, and November 1.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a nonrecurring basis, such as certain impaired loans held for investment, (“OREO”) and goodwill. These nonrecurring fair value adjustments typically involve write-downs of individual assets due to application of lower of cost or market accounting.

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, we use our best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these consolidated financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 15 Fair Values in the Notes to Consolidated Financial Statements incorporated in this document.

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

Our income depends to a great extent on net interest income, which correlates strongly with certain interest rate characteristics. These interest rate characteristics are highly sensitive to many factors that are beyond our control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. In recent years, we originated higher volumes of longer term fixed rate loans. These loans, combined with the structure of our investment portfolio, the use of floors in the pricing of our variable rate loans and funding mix caused the Company to become liability sensitive, which would negatively impact earnings in a rising interest rate environment. To mitigate this liability sensitive position, we entered into an interest rate swap on a portion of our Federal Home Loan Bank of San Francisco borrowings and have been working to shorten the average duration of our investment portfolio. These actions have brought our interest rate risk profile to a position that is neutral or slightly liability sensitive.

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

There is always the risk that changes in interest rates could reduce our net interest income and earnings in material amounts, especially if actual conditions turn out to be materially different than simulated scenarios. For example, if interest rates rise or fall faster than we assumed or the slope of the yield curve changes, we may incur significant losses on debt securities we hold as investments. To reduce our interest rate risk, we may rebalance our investment and loan portfolios, refinance our debt and take other strategic actions, which may result in losses or expenses.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Net income available to common shareholders for the first quarter of 2016 decreased $2.7 million over the first quarter of 2015. The difference is centered in branch acquisition and Balance Sheet reconfiguration costs totaling $2.8 million along with the write-off of a $363 thousand deferred tax asset.

Compared to the first quarter of 2015, net interest income decreased $65 thousand and noninterest income increased $95 thousand. Aside from the branch acquisition and Balance Sheet reconfiguration costs ($2.8 million), noninterest expense for the three months ended March 31, 2016 increased $613 thousand.

During the three months ended March 31, 2016, we recorded an income tax benefit related to operating losses of $151 thousand and wrote-off a $363 thousand deferred tax asset; a net expense of $212 thousand. This compared to income tax expense of $829 thousand for the same period a year ago. Net loss per share available to common shareholders was $0.07 – diluted for the three months ended March 31, 2016 compared to net income available to common shareholders per share of $0.13 - diluted for the same period a year ago, and net income available to common shareholders per share - diluted of $0.13 for the prior period.

Compared to the prior quarter, current quarter earnings per share available to common shareholders do not include preferred stock dividends and preferred stock extinguishment costs on preferred stock. All preferred stock was redeemed during the fourth quarter of 2015.

We continued our quarterly cash dividends of $0.03 per share during the quarter ended March 31, 2016. In determining the amount of dividend to be paid, management gives consideration to capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio, and the dividend yield.

Return on Average Assets, Average Total Equity and Common Shareholders' Equity

The following table presents the returns on average assets, average total equity and average common shareholders' equity for the three months ended March 31, 2016 and 2015. For each of the periods presented, the table includes the calculated ratios based on reported net income and net income available to common shareholders as shown in the Consolidated Statements of Operations incorporated in this document.

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Return on average assets:
Net income	(0.37)%	0.75%
Income available to common shareholders	(0.37)%	0.73%
Return on average total equity:
Net income	(4.23)%	6.98%
Income available to common shareholders	(4.23)%	6.79%
Return on average common shareholders’ equity:
Net income	(4.23)%	8.62%
Income available to common shareholders	(4.23)%	8.39%

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the largest source of our operating income. For the three months ended March 31, 2016 compared to the same period a year ago net interest income decreased $65 thousand.

Interest income for the three months ended March 31, 2016 increased $378 thousand or 4% to $9.9 million. Income from interest and fees on loans and interest on interest bearing deposits due from banks increased $544 thousand while interest on securities decreased $166 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense for the first three months of 2016 increased $443 thousand or 38% to $1.6 million. Interest expense on term debt increased $433 thousand while all other interest expense on deposits and lease liabilities increased only $10 thousand. The significant increase in interest on term debt results from:

●	Interest expense of $296 thousand incurred on $20.0 million of new term debt issued during the fourth quarter of 2015.
●

Interest expense on Federal Home Loan Bank of San Francisco borrowings increased $137 thousand over a year previous due to increased net settlement expense associated with the active interest rate swap.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.57% for the three months ended March 31, 2016, a decrease of 29 basis points as compared to the same period a year ago. The decrease in net interest margin resulted from a 14 basis point decrease in tax-equivalent yield on average earning assets and a 15 basis point increase in interest expense to fund average earning assets. The decrease in the tax equivalent yield on average earning assets was primarily due to decreased yields in the securities portfolio. The increased rate on average interest bearing liabilities resulted from the interest on $20.0 million of new term debt issued during the fourth quarter of 2015. Interest on this debt totaled $296 thousand during the first quarter of 2016 and reduced the net interest margin by 12 basis points.

The current quarter tax equivalent net interest margin of 3.57% decreased eight basis points as compared to the prior quarter ended December 31, 2015. This was caused by the cost of new debt previously described partially offset by decreased rates paid on interest bearing deposits.

During the first quarter of 2016, deposit balances increased $175.7 million and $134.0 million compared to the same period a year ago and the prior quarter ended December 31, 2015, respectively, primarily due to our branch acquisition. Our overall cost of interest bearing deposits decreased to 0.37% for the quarter ended March 31, 2016 from 0.40% for the same period a year ago and from 0.38% for the prior quarter ended December 31, 2015.

Our future net interest margin will be enhanced by deploying the remaining cash provided by these deposits into higher yielding assets and by the elimination of our contractual interest payments on $75.0 million Federal Home Loan Bank of San Francisco borrowings.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Paid

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average			Average
(Amounts in thousands)	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest-earning assets:
Net loans (1)	$720,795	$8,451	4.72%	$673,120	$7,911	4.77%
Taxable securities	119,917	784	2.63%	136,557	945	2.81%
Tax-exempt securities	77,852	594	3.07%	77,316	599	3.14%
Interest-bearing deposits in other banks	51,254	75	0.59%	25,893	71	1.11%
Average interest-earning assets	969,818	9,904	4.11%	912,886	9,526	4.23%
Cash and due from banks	12,301			10,295
Premises and equipment, net	12,384			12,195
Other assets	39,700			43,540
Average total assets	$1,034,203			$978,916

Interest-bearing liabilities:
Interest-bearing demand	$323,771	122	0.15%	$275,954	116	0.17%
Savings deposits	96,027	45	0.19%	91,152	54	0.24%
Certificates of deposit	221,836	597	1.08%	246,707	591	0.97%
Net term debt	91,444	782	3.44%	84,111	349	1.68%
Junior subordinated debentures	10,310	54	2.11%	10,310	47	1.85%
Average interest-bearing liabilities	$743,388	1,600	0.87%	$708,234	1,157	0.66%
Noninterest-bearing demand	182,539			148,923
Other liabilities	16,969			17,141
Shareholders’ equity	91,307			104,618
Average liabilities and shareholders’ equity	$1,034,203			$978,916
Net interest income and net interest margin		$8,304	3.44%		$8,369	3.72%
Tax equivalent net interest margin (2)			3.57%			3.86%

Interest income on loans includes fee expense of approximately $(315) thousand and $(59) thousand for the three months ended March 31, 2016 and 2015, respectively.

(1)	Average nonaccrual loans of $10.4 million and $20.5 million for the three months ended March 31, 2016 and 2015 are included, respectively.
(2)

Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $306 thousand and $309 thousand for the three months ended March 31, 2016 and 2015, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three months ended March 31, 2016 and 2015. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended March 31, 2016 Over Three Months Ended March 31, 2015
(Amounts in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Net loans	$559	$(19)	$540
Taxable securities	(111)	(50)	(161)
Tax-exempt securities (1)	6	(14)	(8)
Interest-bearing deposits in other banks	8	(4)	4
Total increase (decrease)	462	(87)	375

Increase (decrease) in interest expense:
Interest-bearing demand	15	(9)	6
Savings deposits	3	(12)	(9)
Certificates of deposit	(26)	32	6
Net term debt	33	400	433
Junior subordinated debentures	—	7	7
Total (decrease) increase	25	418	443
Net increase (decrease)	$437	$(505)	$(68)
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

We made no provision for loan and lease losses during the three months ended March 31, 2016 and 2015. See Note 5 - Loans in the Notes to Consolidated Financial Statements for further discussion.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2016 was $949 thousand, an increase of $95 thousand, or 11%, compared to the same period a year ago. The following table presents the key components of noninterest income for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
			Change	Change
(Amounts in thousands)	2016	2015	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$72	$49	$23	47%
Payroll and benefit processing fees	160	148	12	8%
Earnings on cash surrender value – life insurance	156	165	(9)	(5)%
Gain on investment securities, net	94	215	(121)	(56)%
Other	467	277	190	69%
Total noninterest income	$949	$854	$95	11%

Noninterest income for the three months ended March 31, 2016 increased $95 thousand compared to the same period a year ago. During the first quarter of 2016, we recorded a $176 thousand gain on payoff of a purchased impaired loan. Also, during the current quarter we recorded net gains on sale of available-for-sale investment securities of $94 thousand compared to net gains of $215 thousand for the same period a year ago. During the three months ended March 31, 2016, we purchased 28 securities with weighted average yields of 2.24%. During the same period, we sold 17 securities with weighted average yields 2.38%.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 2016 was $10.0 million, an increase of $3.4 million or 52% compared to the same period a year ago. The following table presents the key elements of noninterest expense for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
			Change	Change
(Amounts in thousands)	2016	2015	Amount	Percent
Noninterest expense:
Salaries & related benefits	$4,229	$3,910	$319	8%
Premises & equipment	789	734	55	7%
Write-down of other real estate owned	55	—	55	100%
Federal Deposit Insurance Corporation insurance premium	156	207	(51)	(25)%
Data processing fees	304	242	62	26%
Professional service fees	436	388	48	12%
Branch acquisition costs	412	—	412	100%
Loss on cancellation of interest rate swap	2,325	—	2,325	100%
Other	1,295	1,112	183	16%
Total noninterest expense	$10,001	$6,593	$3,408	52%

The current quarter noninterest expenses were impacted by the following expenses totaling $2.8 million related to the acquisition of five Bank of America branches and the execution of our plans to reconfigure our Balance Sheet using liquidity provided by those branches:

●	$2.3 million loss on termination of interest rate hedge.
●	$412 thousand of branch acquisition transition costs.
●	$57 thousand prepayment penalty on early repayment of $75.0 million Federal Home Loan Bank of San Francisco term debt.

Aside from the branch acquisition and Balance Sheet reconfiguration costs listed above, noninterest expense for the three months ended March 31, 2016 increased $613 thousand compared to the same period a year ago. The increase was primarily driven by the following negative items:

●	Staff increases and salary adjustments totaling $402 thousand, exclusive of our newly acquired offices.
●	Salaries and benefits at our newly acquired offices totaling $101 thousand.
●	Change in employee vacation utilization/carryover policy costing $203 thousand.
●	Increased office and postage of $117 thousand.

The increase in noninterest expense compared to the same period a year ago was partially offset by the following positive items:

●	Salary Continuation Plan savings of $186 thousand.
●	The first quarter of 2015 included $147 thousand write-down of a fixed asset.

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

	For the Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Provision for income taxes	$212	$829
Effective tax rate	(28.34)%	31.52%
Provision for income taxes - excluding DTA write-off	$(151)	$829
Effective tax rate - excluding DTA write-off	20.19%	31.52%

During the three months ended March 31, 2016, we recorded an income tax benefit related to operating losses of $151 thousand and wrote-off a $363 thousand deferred tax asset; a net expense of $212 thousand. This compared to income tax expense of $829 thousand for the same period a year ago. Pre-tax income for 2016 is projected to be less than in 2015, while permanent deductions and tax credits are anticipated to remain relatively unchanged resulting in a decrease in the effective tax rate for 2016. As a result, excluding the write-off of the $363 thousand deferred tax asset, the Company’s effective tax rate decreased from 31.52% in 2015 to 20.19% during the current quarter.

The $363 thousand deferred tax asset written off during the first quarter was associated with our investment in affordable housing partnerships. The deferred tax asset represented the timing difference between the book amortization of the investments and the Bank’s share of the tax deductible losses incurred by the projects reported on the partnerships’ Schedule K-1. In accordance with ASC 323 deferred tax treatment for these items is not permissible under the proportional amortization method of accounting.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2016, we had total consolidated assets of $1.1 billion, gross loans of $724.2 million, allowance for loan and lease losses (“ALLL”) of $11.5 million, total deposits of $937.7 million, and shareholders’ equity of $90.7 million.

We continued to maintain a strong liquidity position during the reporting period. As of March 31, 2016, we maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $15.0 million. We also held interest-bearing deposits in the amount of $70.8 million. The sizeable increase in interest-bearing deposits derives from liquidity provided by the recent branch acquisition. It is anticipated that much of this liquidity will be deployed into new loans over the remainder of the year.

Available-for-sale investment securities totaled $174.3 million at March 31, 2016, compared to $159.0 million at December 31, 2015. Our available-for-sale investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations and wholesale loan purchases.

During the first three months of 2016, we purchased 28 securities with a par value of $39.2 million and weighted average yield of 2.24% and sold 17 securities with a par value of $18.8 million and weighted average yield of 2.38%. The sales activity resulted in $94 thousand in net realized gains for the three months ended March 31, 2016. During the three months ended March 31, 2016, we also received $5.5 million in proceeds from principal payments, calls and maturities within the available-for-sale investment securities portfolio.

During the current quarter, our securities transactions were focused on deploying a portion of the cash acquired from the Bank of America branch acquisition into moderate term securities. Sales were focused on longer-term municipal and corporate bonds, as well as mortgage-backed and asset-backed securities with extended cash flows or with a high probability of cash flows extending as interest rates increase.

Overall, our investment strategy reflects the continuing expectation of slowly rising rates across the yield curve. We continue to seek out opportunities to reduce the overall duration of the portfolio and accelerate cash flows. This strategy could entail recognizing small losses within the portfolio to meet these longer term objectives.

At March 31, 2016, our net unrealized gains on available-for-sale investment securities were $1.7 million compared to $3.1 million and $1.6 million at March 31, 2015 and December 31, 2015, respectively. The decrease in net unrealized gains between March 31, 2015 and March 31, 2016 is primarily due to interest rate changes over the past 12 months.

We recorded gross loan balances of $724.2 million at March 31, 2016, compared to $716.6 million at December 31, 2015; an increase of $7.6 million. The increase in gross loans compared to the prior year was driven by organic loan originations.

The ALLL at March 31, 2016 increased $315 thousand to $11.5 million compared to $11.2 million at December 31, 2015. During the three months ended March 31, 2015 and 2016 there were no provisions for loan and lease losses. Net loan loss recoveries were $315 thousand during the three months ended March 31, 2016, compared to net recoveries of $476 thousand during the same period a year previous. At March 31, 2016, relying on our ALLL methodology, which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $2.4 million to $11.7 million, or 1.62% of gross loans, as of March 31, 2016, compared to $14.1 million, or 1.97% of gross loans as of December 31, 2015. Past due loans as of March 31, 2016 decreased $4.4 million to $6.9 million, compared to $11.2 million as of December 31, 2015. The decrease in past due loans was primarily attributable to the repayment of a $4.5 million commercial real estate loan. We believe that risk grading for past due loans appropriately reflects the risk associated with the past due loans. See Note 5 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Our OREO balance at March 31, 2016 was $1.0 million compared to $1.4 million at December 31, 2015. For the three months ended March 31, 2016, there were no foreclosed properties transferred to OREO and we sold five properties with balances of $358 thousand for a net loss of $125 thousand. During the quarter ended March 31, 2016, we recognized a write-down for three properties totaling $55 thousand. See Note 6, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to our OREO portfolio. We remain committed to working with customers who are experiencing financial difficulties to find potential solutions.

Premises and equipment totaled $15.5 million at March 31, 2016 an increase of $4.4 million compared to $11.1 million at December 31, 2015. The increase in premise and equipment is due to the branch acquisition, which includes a $2.2 million positive fair value adjustment on the purchased properties. Bank-owned life insurance increased $156 thousand during the three months ended March 31, 2016 to $22.6 million compared to $22.5 million at December 31, 2015. Our net deferred tax assets were $8.4 million at March 31, 2016 compared to $9.8 million at December 31, 2015. As part of the branch acquisition, we recorded a core deposit intangible of $1.8 million and preliminary goodwill of $717 thousand. Other assets which include the Bank’s investment in low income housing tax credit partnerships and investment in Federal Home Loan Bank of San Francisco stock totaled $18.0 million at March 31, 2016 compared to $18.3 million at December 31, 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total deposits at March 31, 2016, increased $175.7 million or 23% to $937.7 million compared to March 31, 2015, and increased $133.9 million or 17% compared to December 31, 2015. Total non-maturing deposits increased $202.1 million or 40% compared to the same date a year ago and increased $131.2 million or 23% compared to December 31, 2015. Certificates of deposit decreased $26.5 million or 10% compared to the same date a year ago and increased $2.7 million or 1% compared to December 31, 2015.

During the first quarter of 2016, the branch acquisition provided an additional $149.0 million of deposits and we called and redeemed $17.5 million of brokered certificates of deposit. The average interest rate paid during the quarter on all acquired deposits was 0.09% and on the acquired interest bearing deposits was 0.11%. At March 31, 2016, the deposits in the acquired branches totaled $148.3 million as follows:

●	Demand – noninterest bearing totaling $37.9 million.
●	Demand – interest bearing totaling $77.3 million.
●	Savings totaling $9.6 million.
●	Certificates of deposit totaling $23.5 million.

During the first quarter of 2016, we paid off $75.0 million of Federal Home Loan Bank of San Francisco term debt and terminated the interest rate hedge associated with that debt eliminating future contractual interest payments on $75.0 million at 2.64% for the period from payoff to August 1, 2016; and at 3.22% for the period August 1, 2016 to August 1, 2017.

Other liabilities which include the Bank’s supplemental executive retirement plan, derivative instruments, and funding obligation for investments in qualified affordable housing partnerships increased $2.7 million to $18.8 million as of March 31, 2016 compared to $16.2 million at December 31, 2015. The increase in other liabilities includes $5.4 million owed to Bank of America as part of the final acquisition settlement accounting offset by a $2.3 million decrease related to the termination of interest rate swaps.

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

Available-for-sale investment securities totaled $174.3 million at March 31, 2016, compared to $159.0 million at December 31, 2015. During the first quarter of 2016, a portion of the excess cash from the Bank of America branch acquisition was used to fund moderate term securities that will provide cash flow to fund future loan growth.

Our held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk many of which are pledged as collateral for our local agency deposit program. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had amortized costs of $35.4 million at March 31, 2016, compared to $35.9 million at December 31, 2015. There were no held-to-maturity securities purchased during the three months ended March 31, 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the carrying value of the investment securities portfolio by classification and major type as of March 31, 2016 and December 31, 2015.

	March 31,	December 31,
(Amounts in thousands)	2016	2015
Available-for-sale securities: (1)
U.S. government & agencies	$3,915	$3,943
Obligations of state and political subdivisions	61,288	61,104
Mortgage backed securities and collateralized mortgage obligations	51,721	32,137
Corporate securities	23,764	33,778
Commercial mortgage backed securities	14,571	12,769
Other asset backed securities	18,992	15,299
Total	$174,251	$159,030
Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$35,357	$35,899
(1) Available-for-sale securities are reported at fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost, maturity structure and average yield of the investment portfolio at March 31, 2016.

			Over One Through		Over Five Through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. government & agencies	$—	—%	$3,841	3.24%	$—	—%	$—	—%	$3,841	3.24%
Obligations of state and political subdivisions	794	2.50%	9,085	2.65%	22,845	3.15%	26,591	2.58%	59,315	2.81%
Mortgage backed securities and collateralized mortgage obligations	642	4.53%	38,249	2.67%	12,256	3.30%	683	3.99%	51,830	2.86%
Corporate securities	3,019	1.02%	11,546	2.69%	6,616	2.78%	2,660	2.36%	23,841	2.46%
Commercial mortgage backed securities	—	—%	1,939	1.43%	—	—%	12,751	2.63%	14,690	2.47%
Other asset backed securities	—	—%	—	—%	4,849	1.67%	14,172	2.73%	19,021	2.46%
Total	$4,455	1.79%	$64,660	2.67%	$46,566	2.98%	$56,857	2.64%	$172,538	2.72%
Held-to-maturity securities:
Obligations of state and political subdivisions	$—	—%	$1,530	3.41%	$16,465	2.95%	$17,362	3.30%	$35,357	3.14%

The maturities for the collateralized mortgage obligations and mortgage backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Portfolio

Loan Concentrations

Historically, we have concentrated our loan origination activities primarily within El Dorado, Placer, Sacramento, and Shasta counties in California. We manage our credit risk through various diversifications of our loan portfolio, the application of sound underwriting policies and procedures, and ongoing credit monitoring practices. Generally, the loans are secured by real estate or other assets located in California. Repayment is expected from the borrower’s cash flows or cash flows from real estate investments.

The following table presents the composition of the loan portfolio as of March 31, 2016 and December 31, 2015.

(Amounts in thousands)	March 31,		December 31,
Loan Portfolio	2016	%	2015	%
Commercial	$136,721	19%	$132,805	19%
Commercial real estate:
Real estate - construction and land development	27,554	4	28,319	4
Real estate - commercial non-owner occupied	247,840	34	243,374	33
Real estate - commercial owner occupied	154,484	21	156,299	22
Residential real estate:
Real estate - residential - ITIN	48,384	7	49,106	7
Real estate - residential - 1-4 family mortgage	10,947	2	11,390	2
Real estate - residential - equity lines	44,327	6	45,473	6
Consumer and other	53,986	7	49,873	7
Gross loans	724,243	100%	716,639	100%
Deferred loan fees	985		870
Loans, net of deferred fees and costs	725,228		717,509
Allowance for loan and lease losses	(11,495)		(11,180)
Net loans	$713,733		$706,329

The following table sets forth the maturity and re-pricing distribution of our gross loans outstanding as of March 31, 2016, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$42,048	$47,591	$47,082	$136,721
Commercial real estate:
Real estate - construction and land development	6,987	3,495	17,072	27,554
Real estate - commercial non-owner occupied	2,672	48,046	197,122	247,840
Real estate - commercial owner occupied	6,611	23,155	124,718	154,484
Residential real estate:
Real estate - residential - ITIN	—	—	48,384	48,384
Real estate - residential - 1-4 family mortgage	—	806	10,141	10,947
Real estate - residential - equity lines	1,264	1,350	41,713	44,327
Consumer and other	49,668	686	3,632	53,986
Gross loans	$109,250	$125,129	$489,864	$724,243
Loans due after one year with:
Fixed rates		$62,699	$150,224	$212,923
Variable rates		62,430	339,640	402,070
Total		$125,129	$489,864	$614,993

Loans with unique credit characteristics

In April of 2009, we completed a loan ‘swap’ transaction, which included the purchase of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are made to legal United States residents who do not possess a social security number, and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through third parties. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchased Loans

In addition to loans we have originated, the loan portfolio includes purchased loan pools and purchased participations. Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ALLL is not recorded at the acquisition date. Additional information regarding the individual purchased loan pools can be found in Note 16 Purchase of Financial Assets in the Notes to Consolidated Financial Statements in this document.

The following table presents the recorded investment in purchased loans at March 31, 2016 and December 31, 2015.

(Amounts in thousands)	March 31, 2016		December 31, 2015
Purchased Loans	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$121	—%	$—	—%
Commercial real estate	42,904	6	46,999	7
Residential real estate	57,328	8	58,471	8
Consumer and other	51,165	8	46,783	7
Total purchased loans	$151,518	22%	$152,253	22%

Asset Quality

Nonperforming Assets

Our loan portfolio is heavily concentrated in real estate, and a significant portion of our borrowers’ ability to repay their loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. Loans secured by real estate or other assets primarily located in California are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. As such, our dependence on real estate secured loans could increase the risk of loss in our loan portfolio in a market of declining real estate values. Furthermore, declining real estate values negatively impact holdings of OREO.

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

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when we identify a loan as impaired, we measure the loan for potential impairment using discount cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to twelve months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor our Exclusionary List of appraisers and brokers. In certain cases, appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment.

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

The following table summarizes our nonperforming assets as of March 31, 2016 and December 31, 2015.

(Amounts in thousands)	March 31,	December 31,
Nonperforming Assets	2016	2015
Commercial	$2,563	$1,994
Commercial real estate:
Real estate - commercial non-owner occupied	1,197	5,488
Real estate - commercial owner occupied	1,190	1,071
Total commercial real estate	2,387	6,559
Residential real estate:
Real estate - residential - ITIN	3,705	3,649
Real estate - residential - 1-4 family mortgage	1,742	1,775
Real estate - residential - equity lines	1,270	—
Total residential real estate	6,717	5,424
Consumer and other	31	32
Total nonaccrual loans	11,698	14,009
90 days past due and still accruing	—	88
Total nonperforming loans	11,698	14,097
Other real estate owned	1,011	1,423
Total nonperforming assets	$12,709	$15,520
Nonperforming loans to loans, net of deferred fees and costs	1.61%	1.96%
Nonperforming assets to total assets	1.18%	1.53%

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

As of March 31, 2016, we had $11.4 million in troubled debt restructurings compared to $15.9 million as of December 31, 2015. As of March 31, 2016, we had 119 restructured loans that qualified as troubled debt restructurings, of which 108 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.58% of gross loans as of March 31, 2016, compared to 2.22% at December 31, 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2016 and December 31, 2015, impaired loans of $6.9 million and $6.9 million were classified as accruing troubled debt restructurings, respectively. The restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. We had no obligation to lend additional funds on the restructured loans as of March 31, 2016.

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of March 31, 2016 and December 31, 2015.

(Amounts in thousands)	March 31,	December 31,
Troubled Debt Restructurings	2016	2015
Accruing troubled debt restructurings
Commercial	$40	$49
Commercial real estate:
Real estate - commercial non-owner occupied	821	824
Real estate - commercial owner occupied	—	—
Residential real estate:
Real estate - residential - ITIN	5,502	5,458
Real estate - residential - equity lines	553	558
Total accruing troubled debt restructurings	$6,916	$6,889
Nonaccruing troubled debt restructurings
Commercial	$828	$863
Commercial real estate:
Real estate - commercial non-owner occupied	—	4,292
Real estate - commercial owner occupied	1,046	1,071
Residential real estate:
Real estate - residential - ITIN	2,399	2,538
Real estate - residential - 1-4 family mortgage	212	219
Consumer and other	31	32
Total nonaccruing troubled debt restructurings	$4,516	$9,015
Total troubled debt restructurings
Commercial	$868	$912
Commercial real estate:
Real estate - commercial non-owner occupied	821	5,116
Real estate - commercial owner occupied	1,046	1,071
Residential real estate:
Real estate - residential - ITIN	7,901	7,996
Real estate - residential - 1-4 family mortgage	212	219
Real estate - residential - equity lines	553	558
Consumer and other	31	32
Total troubled debt restructurings	$11,432	$15,904

Total troubled debt restructurings to gross loans outstanding at period end	1.58%	2.22%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at March 31, 2016 increased $315 thousand to $11.5 million compared to $11.2 million at December 31, 2015. During the three months ended March 31, 2016 and the year ended December 31, 2015 there were no provisions for loan and lease losses.

We recorded net loan loss recoveries of $315 thousand for the three months ended March 31, 2016 compared to net loan loss recoveries of $360 thousand for the year ended December 31, 2015. The recoveries occurred primarily due to one commercial real estate loan recovery of $528 thousand. During the first three months of 2016, net loan loss recoveries combined with continuing improved asset quality resulted in no provision for loan and lease losses. Our ALLL as a percentage of gross loans was 1.59% and 1.56% as of March 31, 2016 and December 31, 2015, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activity in the ALLL reserves at March 31, 2016, December 31, 2015 and March 31, 2015

	March 31,	December 31,	March 31,
(Amounts in thousands)	2016	2015	2015
Beginning balance ALLL	$11,180	$10,820	$10,820
Provision for loan and lease loss charged to expense	—	—	—
Loans charged off	(307)	(2,376)	(179)
Loan and lease loss recoveries	622	2,736	655
Ending balance ALLL	$11,495	$11,180	$11,296

Nonaccrual loans at period end:
Commercial	$2,563	$1,994	$3,908
Real estate - commercial non-owner occupied	1,197	5,488	7,103
Real estate - commercial owner occupied	1,190	1,071	1,079
Real estate - residential - ITIN	3,705	3,649	4,645
Real estate - residential - 1-4 family mortgage	1,742	1,775	1,720
Real estate - residential - equity lines	1,270	—	24
Consumer and other	31	32	34
Total nonaccrual loans	11,698	14,009	18,513
Accruing troubled-debt restructured loans:
Commercial	40	49	1,004
Real estate - commercial non-owner occupied	821	824	836
Real estate - commercial owner occupied	—	—	854
Real estate - residential - ITIN	5,502	5,458	5,421
Real estate - residential - equity lines	553	558	574
Total accruing restructured loans	6,916	6,889	8,689

All other accruing impaired loans	488	492	533
Total impaired loans	$19,102	$21,390	$27,735

Gross loans outstanding at period end	$724,243	$716,639	$649,695

Ratio of ALLL to gross loans outstanding at period end	1.59%	1.56%	1.62%
Nonaccrual loans to gross loans outstanding at period end	1.62%	1.95%	2.65%

As of March 31, 2016, impaired loans totaled $19.1 million, of which $11.7 million were in nonaccrual status. Of the total impaired loans, $9.2 million or 121 were ITIN loans with an average balance of approximately $76 thousand. The remaining impaired loans consist of 12 commercial loans, five commercial real estate loans, six residential mortgages, 11 home equity loans and one consumer loan.

At March 31, 2016, impaired loans had a corresponding valuation allowance of $1.1 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the allocation of the ALLL and percent of loans in each category to gross loans as of March 31, 2016 and December 31, 2015.

(Amounts in thousands)	March 31, 2016		December 31, 2015
ALLL	Amount	% Loan Category	Amount	% Loan Category
Commercial	$2,466	21%	$2,493	23%
Commercial real estate:
Real estate - construction and land development	241	2	246	2
Real estate - commercial non-owner occupied	3,389	30	3,262	29
Real estate - commercial owner occupied	2,262	20	2,276	20
Residential real estate:
Real estate - residential - ITIN	1,139	10	998	9
Real estate - residential - 1-4 family mortgage	89	1	93	1
Real estate - residential - equity lines	733	6	486	4
Consumer and other	814	7	770	7
Unallocated	362	3	556	5
Total ALLL	$11,495	100%	$11,180	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2016, the unallocated allowance amount represented 3% of the ALLL, compared to 5% at December 31, 2015. The ALLL composition should not be interpreted as an indication of specific amounts or loan and lease categories in which future charge offs may occur.

Deposits

Total deposits as of March 31, 2016 were $937.7 million compared to $803.7 million at December 31, 2015, an increase of $134.0 million or 17%. The following table presents the deposit balances by major category as of March 31, 2016, and December 31, 2015.

(Amounts in thousands)	March 31, 2016		December 31, 2015
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$212,758	23%	$169,507	21%
Interest-bearing demand	178,174	19	165,316	20
Money market accounts	214,151	23	150,342	19
Savings	105,828	11	94,503	12
Certificates of deposit, $100,000 or greater	177,325	19	189,969	24
Certificates of deposit, less than $100,000	49,431	5	34,098	4
Total	$937,667	100%	$803,735	100%

The following table sets forth the distribution of our average daily balances and their respective rates as of March 31, 2016, and December 31, 2015.

	March 31, 2016		December 31, 2015
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$156,359	0.14%	$145,106	0.16%
Money market accounts	167,412	0.16%	137,999	0.17%
Savings	96,027	0.19%	92,659	0.23%
Certificates of deposit	221,836	1.08%	238,626	0.99%
Interest-bearing deposits	641,634	0.48%	614,390	0.49%
Noninterest-bearing demand	182,539		156,578
Average total deposits	$824,173		$770,968

Term debt (1)	$91,444	3.44%	$88,874	1.98%
Junior subordinated debentures	10,310	2.11%	10,310	1.89%
Average total borrowings	$101,754	3.30%	$99,184	1.97%
(1) Borrowing rate on Federal Home Loan Bank of San Francisco borrowings includes impact of interest rate swaps.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit Maturity Schedule

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of March 31, 2016.

(Amounts in thousands)	March 31,
Maturing in:	2016
Three months or less	$26,735
Three through six months	24,724
Six through twelve months	29,001
Over twelve months	96,865
Total	$177,325

We have an agreement with Promontory Interfinancial Network LLC (“Promontory”) allowing our Bank to provide FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS and ICS deposits can be reciprocal or one-way; and are considered brokered deposits by the FDIC.

In accordance with regulatory Call Report instructions, we filed quarterly Call Reports, which listed brokered deposits of $61.6 million, and $94.4 million at March 31, 2016 and December 31, 2015, respectively. These amounts include deposits obtained through the CDARS and ICS programs of $61.6 million and $76.9 million, respectively.

During the first quarter of 2016, the branch acquisition provided an additional $149.0 million of deposits and we called and redeemed $17.5 million of brokered certificates of deposit.

Borrowings

Term Debt

At March 31, 2016, we had term debt outstanding with a carrying value of $19.6 million compared to $94.7 million at December 31, 2015. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco borrowings

We utilized a portion of the new liquidity from our branch acquisition to repay $75.0 million to the Federal Home Loan Bank of San Francisco during the first quarter of 2016. Advances from the Federal Home Loan Bank of San Francisco were $75.0 million at December 31, 2015. See Note 10 Federal Funds Purchased and Lines of Credit in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings and our remaining line of credit.

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million. The debt is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce. At March 31, 2016, the Senior Debt had a balance of $9.7 million at a variable rate of three month LIBOR plus 400 basis points and matures in 2020.

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million of fixed to floating rate subordinated notes. The subordinated debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points. At March 31, 2016, the Subordinated Debt had a balance of $10.0 million due in 2025.

Corning Lease

In March of 2016, the Bank entered into a capital lease agreement with Bank of America for the branch located in Corning, California. The total obligation under the lease agreement is $172 thousand payable over a four-year period in monthly installments of principal and interest at a 6.0% annual interest rate. The lease may terminate early upon receipt of certification that there are no adverse environmental conditions. Upon termination of the lease agreement, the net present value of the lease becomes due and title will be transferred to the Bank.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Junior Subordinate Debentures

Bank of Commerce Holdings Trust II

During July 2005, the Holding Company participated in a $10.0 million private placement of fixed rate trust preferred securities (the "Trust Preferred Securities") through a newly formed wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at three month LIBOR plus 158 basis points. The effective interest rate at March 31, 2016 was 2.21%.

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

LIQUIDITY AND CASH FLOW

Redding Bank of Commerce

On March 11, 2016, we completed the purchase of five Bank of America branches located in Northern California. The transaction was attractive to us because it provided a new source of low cost core deposits and allowed us to execute our plan to reconfigure our Balance Sheet. The acquisition provided approximately $142.3 million of new liquidity ($149.0 million of new deposits less payments of $6.7 million made to Bank of America). As we previously announced on March 14, 2016, we utilized a portion of that new liquidity to reduce our reliance on wholesale funding sources, repaying $75.0 million to the Federal Home Loan Bank of San Francisco and redeeming $17.5 million of brokered time deposits. We intend to use the remaining liquidity to fund future loan growth.

The principal objective of our liquidity management program is to maintain our ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds on deposit or to draw upon their credit facilities.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of total deposits at March 31, 2016 and 3% at December 31, 2015. In addition to liquidity from core deposits, loan repayments and maturities of securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow from the Federal Reserve Bank, or issue brokered certificates of deposit.

The Bank had the following lines of credit:

●

Available lines of credit with the Federal Home Loan Bank of San Francisco totaling $297.7 million as of March 31, 2016; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	Available lines of credit with the Federal Reserve Bank totaling $17.5 million subject to collateral requirements, namely the amount of certain pledged loans.
●

Uncommitted federal funds line of credit agreements with additional financial institutions totaling $40.0 million at March 31, 2016. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company's cash flows are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. As of January 1, 2016, the California Financial Code requires the Bank to obtain regulatory approval for any one dividend or other distribution to the Holding Company exceeding $387 thousand. During 2016, management does not anticipate needing to obtain prior regulatory approval from the California Department of Business Oversight. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders or to meet its ongoing cash obligations, which consist principally of debt service on junior subordinated debentures and term debt.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $8.1 million was provided by operating activities for the three months ended March 31, 2016. The material differences between cash provided by operating activities and net income consisted of: $2.3 million in loss on the cancellation of interest rate swap and $5.4 million owed to Bank of America as part of the final acquisition settlement accounting. Non-cash items including depreciation, amortization and increased deferred tax assets were $1.2 million.

Net cash of $117.1 million provided by investing activities consisted principally of $142.3 million from the acquisition of Bank of America branches and $5.5 million in proceeds from maturities and payments of available-for-sale securities partially offset by $2.6 million in payments to derivative counterparties for the termination of interest rate swaps, $20.4 million in net purchases of available-for-sale investment securities and $7.2 million in net loan purchases and originations.

Net cash of $90.7 million used for financing activities consisted principally of $75.3 million in net repayment of term debt and $21.5 million decrease in certificates of deposit.

CAPITAL RESOURCES

We use capital to support organic growth and pay dividends. The objective of effective capital management is to produce above market long term returns by using capital when returns are perceived to be high and issuing capital when costs are perceived to be low. Our potential sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt, senior debt or trust notes.

Overall capital adequacy is monitored on a day-to-day basis by management and reported to our Board of Directors on a monthly basis. Our regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Under the risk-based capital standard, assets reported on our Consolidated Balance Sheets and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

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

Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Holding Company and the Bank met all capital adequacy requirements to which they are subject, as of March 31, 2016.

On July 2, 2013, the federal banking agencies substantially amended the regulatory risk-based capital rules applicable to the Holding Company and the Bank. Effective January 1, 2015, the new rules create “Tier 1 Common Equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition; The required minimum risk-based capital ratio for Tier 1 Common Equity is 4.5 percent and with a 2.5 percent capital conservation buffer.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2016, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Holding Company and the Bank’s capital amounts and ratios as of March 31, 2016, are presented in the following table.

		Actual	Well Capitalized	Minimum Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement
Holding Company:
Common equity tier 1 capital ratio	$87,709	9.82%	n/a	4.50%
Tier 1 capital ratio	$97,676	10.93%	n/a	6.00%
Total capital ratio	$118,857	13.30%	n/a	8.00%
Tier 1 leverage ratio	$97,676	9.48%	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$116,719	13.07%	6.50%	4.50%
Tier 1 capital ratio	$116,719	13.07%	8.00%	6.00%
Total capital ratio	$127,896	14.32%	10.00%	8.00%
Tier 1 leverage ratio	$116,719	11.36%	5.00%	4.00%

Total shareholders’ equity at March 31, 2016 was $90.7 million, compared to shareholder’s equity of $90.5 million reported at December 31, 2015.

As part of the branch acquisition, we recorded a core deposit intangible of $1.8 million and goodwill of $717 thousand. When calculating capital ratios, goodwill and a portion of core deposit intangibles are subtracted from Tier 1 capital. The deduction for core deposit intangibles is subject to a phase in period under the Basel III risk based capital rules. During 2016, 60% of the core deposit intangible will be deducted from Tier 1 capital, 80% for 2017 and 100% thereafter. Both of these intangible assets are subtracted from tangible equity as part of the calculation of tangible book value per share.

Cash Dividends and Payout Ratios per Common Share

During the three months ended March 31, 2016 and 2015, we declared a quarterly cash dividend of $0.03 per common share. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed periodically by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Dividends declared per common share	$0.03	$0.03
Dividend payout ratio	(42)%	23%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of March 31, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of March 31, 2016, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first three months of 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various pending and threatened legal actions arising in the ordinary course of business and maintains reserves for losses from legal actions that are both probable and estimable. There are no legal proceedings adverse to the Company that will have a material effect on our consolidated financial position or results of operations.

Item 1a. Risk Factors

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2015, filed with the SEC on March 8, 2016.

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: May 6, 2016	/s/ James A Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)