Form 10-Q
period 2016-06-30
Bank of Commerce Holdings
filed 2016-08-05
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of July 28, 2016: 13,439,422

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

June 30, 2016 and December 31, 2015

	June 30,	December 31,
(Amounts in thousands, except share information)	2016	2015
Assets:
Cash and due from banks	$14,695	$9,730
Interest-bearing deposits in other banks	51,345	41,462
Total cash and cash equivalents	66,040	51,192

Securities available-for-sale, at fair value	157,906	159,030
Securities held-to-maturity, at amortized cost	35,415	35,899

Loans, net of deferred fees and costs	755,168	717,509
Allowance for loan and lease losses	(11,864)	(11,180)
Net loans	743,304	706,329

Premises and equipment, net	15,660	11,072
Other real estate owned	765	1,423
Life insurance	22,794	22,485
Deferred tax asset, net	8,026	9,760
Goodwill and core deposit intangibles, net	2,362	—
Other assets	17,920	18,251
Total assets	$1,070,192	$1,015,441

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest bearing	$224,467	$169,507
Demand - interest bearing	385,609	315,658
Savings	105,228	94,503
Certificates of deposit	222,252	224,067
Total deposits	937,556	803,735

Term debt:
Principal	19,577	94,917
Less unamortized debt issuance costs	(201)	(223)
Net term debt	19,376	94,694

Junior subordinated debentures	10,310	10,310
Other liabilities	10,462	16,180
Total liabilities	977,704	924,919

Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: 17,161,096 issued; 13,439,422 outstanding as of June 30, 2016 and 13,385,154 outstanding as of December 31, 2015	24,421	24,214
Retained earnings	66,356	66,562
Accumulated other comprehensive income (loss)	1,711	(254)
Total shareholders' equity	92,488	90,522
Total liabilities and shareholders' equity	$1,070,192	$1,015,441

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

For the three and six months ended June 30, 2016 and 2015

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share information)	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$8,796	$8,304	$17,247	$16,215
Interest on taxable securities	808	801	1,592	1,746
Interest on tax-exempt securities	588	602	1,182	1,201
Interest on interest-bearing deposits in other banks	65	56	140	127
Total interest income	10,257	9,763	20,161	19,289
Interest expense:
Interest on demand deposits	130	107	252	223
Interest on savings deposits	41	55	86	109
Interest on certificates of deposit	515	594	1,112	1,185
Interest on term debt	295	363	1,077	712
Interest on junior subordinated debentures	59	49	113	96
Total interest expense	1,040	1,168	2,640	2,325
Net interest income	9,217	8,595	17,521	16,964
Provision for loan and lease losses	—	—	—	—
Net interest income after provision for loan and lease losses	9,217	8,595	17,521	16,964
Noninterest income:
Service charges on deposit accounts	88	52	160	101
Fees on payroll and benefit processing	139	130	299	278
Earnings on cash surrender value - life insurance	153	159	309	324
Gain on sale of investment securities, net	28	61	122	276
Impairment losses on investment securities	(546)	—	(546)	—
ATM and point of sale income	335	95	427	183
Other income	240	384	615	573
Total noninterest income	437	881	1,386	1,735
Noninterest expense:
Salaries and related benefits	4,086	3,575	8,315	7,485
Premises and equipment	987	709	1,776	1,443
Federal Deposit Insurance Corporation insurance premium	181	178	337	385
Data processing fees	373	251	678	493
Professional service fees	470	442	906	830
Telecommunications	199	109	346	219
Branch acquisition costs	168	—	580	—
Loss on cancellation of interest rate swap	—	—	2,325	—
Other expenses	1,204	858	2,406	1,860
Total noninterest expense	7,668	6,122	17,669	12,715
Income before provision for income taxes	1,986	3,354	1,238	5,984
Provision for income taxes	430	964	642	1,793
Net income	$1,556	$2,390	$596	$4,191
Less: Preferred stock dividends	—	50	—	100
Income available to common shareholders	$1,556	$2,340	$596	$4,091

Earnings per share - basic	$0.11	$0.18	$0.04	$0.31
Weighted average shares - basic	13,367	13,338	13,364	13,320
Earnings per share - diluted	$0.11	$0.18	$0.04	$0.31
Weighted average shares - diluted	13,425	13,370	13,408	13,353

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and six months ended June 30, 2016 and 2015

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2016	2015	2016	2015
Net income	$1,556	$2,390	$596	$4,191

Available-for-sale securities:
Unrealized gains (losses) arising during the period	391	(1,544)	600	(797)
Income taxes	(161)	636	(247)	328
Change in unrealized gains, net of tax	230	(908)	353	(469)

Reclassification adjustment for realized gains included in net income	(28)	(61)	(122)	(276)
Income taxes	12	25	51	116
Realized gains, net of tax	(16)	(36)	(71)	(160)

Reclassification adjustment for other than temporary impairment included in net income	546	—	546	—
Income taxes	(225)	—	(225)	—
Realized impairment, net of tax	321	—	321	—
Net change in unrealized gains on available-for-sale securities	535	(944)	603	(629)

Held-to-maturity securities:
Amortization of held-to-maturity fair value adjustment	(28)	(39)	(57)	(77)
Income taxes	12	16	23	31
Net change in fair value adjustment on securities held-to-maturity	(16)	(23)	(34)	(46)

Derivatives:
Unrealized losses arising during the period	—	(130)	(348)	(460)
Income taxes	—	53	143	189
Change in unrealized losses, net of tax	—	(77)	(205)	(271)

Reclassification adjustments for losses on derivatives included in net income	—	301	2,721	587
Income taxes	—	(124)	(1,120)	(237)
Reclassification adjustments for net losses included in net income, net of tax	—	177	1,601	350
Net change in unrealized losses on derivatives	—	100	1,396	79
Other comprehensive income (loss)	519	(867)	1,965	(596)
Comprehensive income – Bank of Commerce Holdings	$2,075	$1,523	$2,561	$3,595

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2015 and six months ended June 30, 2016 (Unaudited)

(Amounts in thousands except per share information)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss) Net of Tax	Total
Balance at January 1, 2015	$19,931	13,294	$23,891	$59,867	$(87)	$103,602
Net income	—	—	—	8,586	—	8,586
Other comprehensive loss, net of tax	—	—	—	—	(167)	(167)
Comprehensive income	—	—	—	—	—	8,419
Dividend on preferred stock	—	—	—	(189)	—	(189)
Dividend on common stock ($0.12 per share)	—	—	—	(1,600)	—	(1,600)
Common stock issued under employee plans and related tax benefit	—	9	36	—	—	36
Stock options exercised	—	39	156	—	—	156
Compensation expense associated with stock options	—	—	42	—	—	42
Compensation expense associated with restricted stock	—	—	89	—	—	89
Preferred stock redemption	(20,000)	—	—	(33)	—	(20,033)
Preferred stock accretion	69	—	—	(69)	—	—
Balance at December 31, 2015 (1)	$—	13,342	$24,214	$66,562	$(254)	$90,522

(1) Excludes 43 unvested restricted shares

				Accumulated
		Common		Other Comp-
	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2016	13,342	$24,214	$66,562	$(254)	$90,522
Net income	—	—	596	—	596
Other comprehensive income, net of tax	—	—	—	1,965	1,965
Comprehensive income	—	—	—	—	2,561
Dividend on common stock ($0.03 per share)	—	—	(802)	—	(802)
Common stock issued under employee plans and related tax benefit	26	84	—	—	84
Stock options exercised	1	4	—	—	4
Compensation expense associated with stock options	—	13	—	—	13
Compensation expense associated with restricted stock	—	106	—	—	106
Balance at June 30, 2016 (1)	13,369	$24,421	$66,356	$1,711	$92,488

(1) Excludes 70 unvested restricted shares

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2016 and June 30, 2015

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2016	2015
Cash flows from operating activities:
Net income	$596	$4,191
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	913	743
Amortization of core deposit intangibles	75	—
Amortization of debt issuance costs	22	—
Compensation expense associated with stock options	13	24
Compensation expense associated with restricted stock	106	47
Net gain on sale of securities available-for-sale	(122)	(276)
Other than temporary impairment on investment securities	546	—
Amortization of investment premiums and accretion of discounts, net	865	947
Amortization of held-to-maturity fair value adjustments	(57)	(77)
Loss on cancellation of interest rate swap	2,325	—
Loss (gain) on disposal of fixed assets	2	(4)
Write-down of fixed assets	—	237
Write-down of other real estate owned	76	—
Loss (gain) on sale of other real estate owned	149	(5)
Decrease in deferred income taxes	363	—
Increase in cash surrender value of life insurance	(309)	(324)
(Decrease) increase in deferred compensation and salary continuation plans	(32)	143
Increase in deferred loan fees and costs	(158)	(246)
Decrease in other assets	456	186
Decrease in other liabilities	(2,396)	(2,311)
Net cash provided by operating activities	3,433	3,275

Cash flows from investing activities:
Proceeds from maturities of and payments on available-for-sale securities	11,430	12,184
Proceeds from sale of available-for-sale securities	34,389	35,912
Purchases of available-for-sale securities	(45,075)	(23,706)
Proceeds from maturities of and payments on held-to-maturity securities	600	240
Investment in qualified affordable housing partnerships	(659)	(830)
Net redemption of Federal Home Loan Bank of San Francisco stock	—	1,263
Loan originations, net of principal repayments	(43,211)	(30,922)
Purchase of loan pools	(19,247)	(27,221)
Repayments on loan pools	25,689	16,677
Purchase of premises and equipment	(1,313)	(193)
Proceeds from the sale of other real estate owned	514	2,444
Payments to derivative counterparties for the termination of interest rate swaps	(2,578)	—
Acquisition of branches, net of cash paid	142,411	—
Net cash provided (used) by investing activities	102,950	(14,152)

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2016	2015
Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings accounts	$10,750	$(23,043)
Net decrease in certificates of deposit	(25,976)	(5,953)
Advances on term debt	30,000	130,000
Repayment of term debt	(105,512)	(115,000)
Proceeds from stock options exercised	4	146
Cash dividends paid on preferred stock	—	(100)
Cash dividends paid on common stock	(801)	(799)
Net cash used in financing activities	(91,535)	(14,749)
Net increase (decrease) in cash and cash equivalents	14,848	(25,626)
Cash and cash equivalents at beginning of year	51,192	58,422
Cash and cash equivalents at end of period	$66,040	$32,796

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the six months ended June 30, 2016 and June 30, 2015

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2016	2015
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$2,130	$3,426
Interest	$2,970	$2,229
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$81	$3,172
Transfer of fixed asset to other real estate owned	$—	$170

Changes in unrealized gain (loss) on investment securities available-for-sale	$1,024	$(1,073)
Changes in net deferred tax asset related to changes in unrealized gain (loss) on investment securities available-for-sale	(421)	444
Changes in accumulated other comprehensive income due to changes in unrealized gain on investment securities available-for-sale	$603	$(629)

Accretion of held-to-maturity investment securities from other comprehensive income to interest income	$(57)	$(77)
Changes in deferred tax related to accretion of held-to-maturity investment securities	23	31
Changes in accumulated other comprehensive income due to accretion of held-to-maturity investment securities	$(34)	$(46)

Changes in unrealized loss on derivatives	$(348)	$(460)
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	143	189
Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$(205)	$(271)

Reclassification of losses from derivatives	$2,721	$587
Changes in net deferred tax asset related to reclassification of losses from (loss) on derivatives	(1,120)	(237)
Changes in accumulated other comprehensive income due to reclassification of losses from loss on derivatives	$1,601	$350
Supplemental disclosures of non cash financing activities:
Vested restricted stock issued under employee plans	$84	$36
Cash dividend declared on common shares and payable after period-end	$401	$400
Cash dividend declared on preferred shares and payable after period-end	$—	$50
Transactions Related to Acquisition:
Assets acquired - fair value	$155,230	$—
Goodwill	$665	$—
Liabilities assumed - fair value	$149,239	$—

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a bank holding company (“BHC”) with its principal offices in Redding, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, which have been derived from the unaudited interim consolidated financial statements and audited consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2016 and December 31, 2015, the Company had one wholly-owned trust (“Trust”) formed in 2005 to issue trust preferred securities and related common securities. The Company has not consolidated the accounts of the Trust in its Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trust are reflected in our Consolidated Balance Sheets.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June of 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments are intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.

Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.

The ASU requires enhanced disclosures to help investors and other financial statement users to better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting guidance for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the provisions of the ASU to determine the potential impact the new standard will have on our consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In March of 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impacts of this ASU on our consolidated financial statements.

In February of 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 812). This Update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on our consolidated financial statements.

In May of 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

The following is a computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands, except per share information)	June 30,		June 30,
Earnings Per Share	2016	2015	2016	2015
Numerators:
Net income	$1,556	$2,390	$596	$4,191
Less:
Preferred stock dividends	—	50	—	100
Net income available to common shareholders	$1,556	$2,340	$596	$4,091
Denominators:
Weighted average number of common shares outstanding - basic	13,367	13,338	13,364	13,320
Potentially dilutive common shares (1)	58	32	44	33
Weighted average number of common shares outstanding - diluted	13,425	13,370	13,408	13,353
Earnings per common share:
Basic	$0.11	$0.18	$0.04	$0.31
Diluted	$0.11	$0.18	$0.04	$0.31
Anti-dilutive options not included in diluted earnings per share calculation	116	121	116	121
Anti-dilutive restricted shares not included in diluted earnings per share calculation	—	8	41	30

(1) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities as of June 30, 2016, and December 31, 2015.

	As of June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$3,250	$12	$—	$3,262
Obligations of state and political subdivisions	56,818	2,198	(1)	59,015
Residential mortgage backed securities and collateralized mortgage obligations	44,815	379	(179)	45,015
Corporate securities	22,156	283	(126)	22,313
Commercial mortgage backed securities	14,901	27	(63)	14,865
Other asset backed securities	13,343	166	(73)	13,436
Total	$155,283	$3,065	$(442)	$157,906
Held-to-maturity securities:
Obligations of state and political subdivisions	$35,415	$1,727	$(14)	$37,128

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$3,886	$57	$—	$3,943
Obligations of state and political subdivisions	59,332	1,811	(39)	61,104
Residential mortgage backed securities and collateralized mortgage obligations	32,215	192	(270)	32,137
Corporate securities	33,775	194	(191)	33,778
Commercial mortgage backed securities	12,893	10	(134)	12,769
Other asset backed securities	15,331	82	(114)	15,299
Total	$157,432	$2,346	$(748)	$159,030
Held-to-maturity securities:
Obligations of state and political subdivisions	$35,899	$966	$(220)	$36,645

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the expected maturities of investment securities at June 30, 2016.

	Available-For-Sale		Held-To-Maturity
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$5,606	$5,629	$—	$—
One year through five years	57,722	58,304	1,543	1,589
Five years through ten years	36,167	37,421	16,514	17,325
After ten years	55,788	56,552	17,358	18,214
Total	$155,283	$157,906	$35,415	$37,128

The amortized cost and fair value of residential mortgage backed, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

The following table presents the fair value of the securities held for pledging, segregated by purpose, as of June 30, 2016.

(Amounts in thousands)	Pledged	Available To Be Pledged	Total Held For Pledging Purposes
Public funds collateral	$18,353	$10,936	$29,289
Federal Home Loan Bank of San Francisco borrowings	—	21,809	21,809
Total	$18,353	$32,745	$51,098

The following table presents the cash proceeds from sales of securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Proceeds from sales of securities	$14,455	$10,697	$34,389	$35,912

Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$40	$37	$111	$70
Residential mortgage backed securities and collateralized mortgage obligations	2	49	2	62
Corporate securities	33	—	76	82
Commercial mortgage backed securities	—	—	5	4
Other asset backed securities	21	—	21	93
Total gross realized gains on sales of securities	96	86	215	311
Gross realized losses on sales of securities:
U.S. government & agencies	—	(1)	—	(1)
Residential mortgage backed securities and collateralized mortgage obligations	(64)	—	(64)	(9)
Corporate securities	—	—	(25)	—
Other asset backed securities	(4)	(24)	(4)	(25)
Total gross realized losses on sales of securities	(68)	(25)	(93)	(35)
Gain on investment securities, net	$28	$61	$122	$276

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Investment securities that were in an unrealized loss position as of June 30, 2016 and December 31, 2015 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or underlying collateral.

	As of June 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
Obligations of states and political subdivisions	$1,109	$(1)	$—	$—	$1,109	$(1)
Residential mortgage backed securities and collateralized mortgage obligations	11,091	(49)	5,518	(130)	16,609	(179)
Corporate securities	2,542	(126)	—	—	2,542	(126)
Commercial mortgage backed securities	5,020	(53)	2,996	(10)	8,016	(63)
Other asset backed securities	50	—	1,333	(73)	1,383	(73)
Total temporarily impaired securities	$19,812	$(229)	$9,847	$(213)	$29,659	$(442)
Held-to-maturity securities:
Obligations of states and political subdivisions	$—	$—	$1,651	$(14)	$1,651	$(14)

	As of December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
Obligations of states and political subdivisions	$7,682	$(39)	$—	$—	$7,682	$(39)
Residential mortgage backed securities and collateralized mortgage obligations	16,279	(210)	4,931	(60)	21,210	(270)
Corporate securities	18,707	(191)	—	—	18,707	(191)
Commercial mortgage backed securities	7,557	(62)	1,516	(72)	9,073	(134)
Other asset backed securities	4,734	(13)	3,430	(101)	8,164	(114)
Total temporarily impaired securities	$54,959	$(515)	$9,877	$(233)	$64,836	$(748)
Held-to-maturity securities:
Obligations of states and political subdivisions	$1,513	$(63)	$4,831	$(157)	$6,344	$(220)

At June 30, 2016, 30 securities were in unrealized loss positions and at December 31, 2015, 59 securities were in unrealized loss positions.

Other-Than-Temporary Impairment

At June 30, 2016, we held $3.2 million par value of AgriBank subordinated notes due July 15, 2019. On April 28, 2016 AgriBank announced that, on July 15, 2016 it would redeem all of the outstanding principal amount of these notes at 100% of the principal amount together with all accrued and unpaid interest. During the second quarter of 2016, we determined that the present value of the expected cash flows on our AgriBank investment was $546 thousand less than our amortized cost basis and recorded an other-than-temporary impairment for that amount. We did not recognize any additional, other-than-temporary impairment losses for the six months ended June 30, 2016, or the year ended December 31, 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5. LOANS

Outstanding loan balances consist of the following at June 30, 2016, and December 31, 2015.

(Amounts in thousands)	June 30,	December 31,
Loan Portfolio	2016	2015
Commercial	$150,410	$132,805
Commercial real estate:
Real estate - construction and land development	39,009	28,319
Real estate - commercial non-owner occupied	253,873	243,374
Real estate - commercial owner occupied	154,480	156,299
Residential real estate:
Real estate - residential - Individual Tax Identification Number (“ITIN”)	47,188	49,106
Real estate - residential - 1-4 family mortgage	10,862	11,390
Real estate - residential - equity lines	43,971	45,473
Consumer and other	54,347	49,873
Gross loans	754,140	716,639
Deferred fees and costs	1,028	870
Loans, net of deferred fees and costs	755,168	717,509
Allowance for loan and lease losses	(11,864)	(11,180)
Net loans	$743,304	$706,329

Gross loan balances in the table above include net purchase discounts of $2.8 million and $2.3 million as of June 30, 2016, and December 31, 2015, respectively.

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

Age analysis of gross loan balances for past due loans, segregated by class of loans, as of June 30, 2016, and December 31, 2015, was as follows.

			Greater				Recorded
	30-59	60-89	Than 90				Investment >
(Amounts in thousands)	Days Past	Days Past	Days Past	Total Past			90 Days and
Past Due Loans at June 30, 2016	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$75	$—	$355	$430	$149,980	$150,410	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	39,009	39,009	—
Real estate - commercial non-owner occupied	—	—	1,197	1,197	252,676	253,873	—
Real estate - commercial owner occupied	—	—	113	113	154,367	154,480	—
Residential real estate:
Real estate - residential - ITIN	411	—	1,010	1,421	45,767	47,188	—
Real estate - residential - 1-4 family mortgage	163	414	665	1,242	9,620	10,862	—
Real estate - residential - equity lines	335	37	43	415	43,556	43,971	—
Consumer and other	145	51	10	206	54,141	54,347	10
Total	$1,129	$502	$3,393	$5,024	$749,116	$754,140	$10

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Greater				Recorded
	30-59	60-89	Than 90				Investment >
(Amounts in thousands)	Days Past	Days Past	Days Past	Total Past			90 Days and
Past Due Loans at December 31, 2015	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$30	$634	$664	$132,141	$132,805	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	28,319	28,319	—
Real estate - commercial non-owner occupied	64	—	5,665	5,729	237,645	243,374	—
Real estate - commercial owner occupied	—	—	1,071	1,071	155,228	156,299	—
Residential real estate:
Real estate - residential - ITIN	1,018	118	850	1,986	47,120	49,106	—
Real estate - residential - 1-4 family mortgage	—	404	871	1,275	10,115	11,390	—
Real estate - residential - equity lines	137	97	—	234	45,239	45,473	—
Consumer and other	150	50	88	288	49,585	49,873	88
Total	$1,369	$699	$9,179	$11,247	$705,392	$716,639	$88

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize impaired loans by loan class as of June 30, 2016, and December 31, 2015.

	As of June 30, 2016
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,710	$2,467	$—
Commercial real estate:
Real estate - commercial non-owner occupied	1,197	1,197	—
Real estate - commercial owner occupied	816	853	—
Residential real estate:
Real estate - residential - ITIN	6,703	8,377	—
Real estate - residential - 1-4 family mortgage	1,824	2,591	—
Real estate - residential - equity lines	1,138	1,454	—
Consumer and other	235	235	—
Total with no related allowance recorded	$13,623	$17,174	$—
With an allowance recorded:
Commercial	$1,199	$1,834	$91
Commercial real estate:
Real estate - commercial non-owner occupied	816	816	29
Real estate - commercial owner occupied	344	344	63
Residential real estate:
Real estate - residential - ITIN	2,360	2,365	434
Real estate - residential - equity lines	548	548	274
Consumer and other	31	31	12
Total with an allowance recorded	$5,298	$5,938	$903
By loan class:
Commercial	$2,909	$4,301	$91
Commercial real estate	3,173	3,210	92
Residential real estate	12,573	15,335	708
Consumer and other	266	266	12
Total impaired loans	$18,921	$23,112	$903

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2015
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,282	$1,519	$—
Commercial real estate:
Real estate - commercial non-owner occupied	5,488	6,226	—
Real estate - commercial owner occupied	1,071	1,794	—
Residential real estate:
Real estate - residential - ITIN	7,063	8,662	—
Real estate - residential - 1-4 family mortgage	1,775	2,775	—
Real estate - residential - equity lines	142	142	—
Consumer and other	—	—	—
Total with no related allowance recorded	$16,821	$21,118	$—
With an allowance recorded:
Commercial	$761	$820	$122
Commercial real estate:
Real estate - commercial non-owner occupied	824	824	35
Real estate - commercial owner occupied	350	350	62
Residential real estate:
Real estate - residential - ITIN	2,044	2,089	321
Real estate - residential - 1-4 family mortgage
Real estate - residential - equity lines	558	558	279
Consumer and other	32	32	13
Total with an allowance recorded	$4,569	$4,673	$832
By loan class:
Commercial	$2,043	$2,339	$122
Commercial real estate	7,733	9,194	97
Residential real estate	11,582	14,226	600
Consumer and other	32	32	13
Total impaired loans	$21,390	$25,791	$832

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $165 thousand and $95 thousand for the three months ended June 30, 2016 and 2015, respectively. We would have recognized additional interest income, net of tax, of approximately $175 thousand and $209 thousand for the six months ended June 30, 2016 and 2015, respectively.

Nonaccrual loans, segregated by loan class, were as follows as of June 30, 2016 and December 31, 2015.

(Amounts in thousands)	June 30,	December 31,
Nonaccrual Loans	2016	2015
Commercial	$2,149	$1,994
Commercial real estate:
Real estate - commercial non-owner occupied	1,197	5,488
Real estate - commercial owner occupied	816	1,071
Residential real estate:
Real estate - residential - ITIN	3,664	3,649
Real estate - residential - 1-4 family mortgage	1,824	1,775
Real estate - residential - equity lines	995	—
Consumer and other	266	32
Total	$10,911	$14,009

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$2,835	$4	$3,509	$8
Commercial real estate:
Real estate - commercial non-owner occupied	2,016	12	7,722	12
Real estate - commercial owner occupied	1,401	6	2,284	19
Residential real estate:
Real estate - residential - ITIN	9,123	41	9,798	34
Real estate - residential - 1-4 family mortgage	1,761	—	1,703	—
Real estate - residential - equity lines	1,895	7	771	7
Consumer and other	109	—	34	—
Total	$19,140	$70	$25,821	$80

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$2,525	$4	$4,436	$21
Commercial real estate:
Real estate - commercial non-owner occupied	2,018	24	8,213	25
Real estate - commercial owner occupied	1,425	12	2,289	38
Residential real estate:
Real estate - residential - ITIN	9,141	82	9,921	66
Real estate - residential - 1-4 family mortgage	1,757	—	1,846	—
Real estate - residential - equity lines	1,507	13	773	14
Consumer and other	71	—	34	—
Total	$18,444	$135	$27,512	$164

The impaired loans for which these interest income amounts were recognized primarily relate to accruing troubled debt restructured loans. Loans are reported as troubled debt restructurings when we grant a concession(s) to a borrower experiencing financial difficulties that we would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as we will not collect all amounts due, either principal or interest, in accordance with the terms of the original loan agreement.

At June 30, 2016 and December 31, 2015, impaired loans of $7.5 million and $6.9 million, respectively, were classified as performing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provided for a temporary modification of loan repayment terms.

In order for a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. We had no obligation to lend additional funds on any restructured loans as of June 30, 2016 and December 31, 2015.

As of June 30, 2016, we had $11.2 million in troubled debt restructurings compared to $15.9 million as of December 31, 2015. As of June 30, 2016, we had 118 loans that qualified as troubled debt restructurings, of which 108 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.49% of gross loans as of June 30, 2016, compared to 2.22% at December 31, 2015.

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

The following tables present the period end balances of newly restructured loans and the types of modifications that occurred during the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30, 2016				For the Three Months Ended June 30, 2015
(Amounts in thousands) Troubled Debt Restructuring Modification Types	Rate	Rate & Maturity	Rate& Payment Deferral	Total	Rate	Rate & Payment Deferral	Payment Deferral	Total
Commercial	$—	$1,058	$—	$1,058	$—	$—	$—	$—
Residential real estate:
Real estate - residential - ITIN	—	—	—	—	—	209	—	209
Total	$—	$1,058	$—	$1,058	$—	$209	$—	$209

	For the Six Months Ended June 30, 2016				For the Six Months Ended June 30, 2015
(Amounts in thousands) Troubled Debt Restructuring Modification Types	Rate	Rate & Maturity	Rate & Payment Deferral	Total	Rate	Rate & Payment Deferral	Payment Deferral	Total
Commercial	$—	$1,058	$—	$1,058	$—	$—	$761	$761
Residential real estate:
Real estate - residential - ITIN	—	—	—	—	112	262	104	478
Total	$—	$1,058	$—	$1,058	$112	$262	$865	$1,239

For the three and six month periods ended June 30, 2016 and 2015, the tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner, which grants a concession to a borrower experiencing financial difficulties.

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$1,127	$1,127	—	$—	$—
Residential real estate:
Real estate - residential - ITIN	—	—	—	3	263	209
Total	1	$1,127	$1,127	3	$263	$209

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$1,127	$1,127	1	$823	$823
Residential real estate:
Real estate - residential - ITIN	—	—	—	6	522	485
Total	1	$1,127	$1,127	7	$1,345	$1,308

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information about loans modified as troubled debt restructuring during the 12 month periods preceding June 30, 2016 and 2015, for which there was a payment default during the three and six month periods ended June 30, 2016 and 2015.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2016		June 30, 2015
(Amounts in thousands)	Number of	Recorded	Number of	Recorded
Troubled Debt Restructurings That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial	—	$—	1	$695
Total	—	$—	1	$695

	For the Six Months Ended		For the Six Months Ended
	June 30, 2016		June 30, 2015
(Amounts in thousands)	Number of	Recorded	Number of	Recorded
Troubled Debt Restructurings That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial	—	$—	1	$695
Total	—	$—	1	$695

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

Performing and nonperforming loans, segregated by class of loans, were as follows at June 30, 2016 and December 31, 2015.

(Amounts in thousands)	June 30, 2016
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$148,261	$2,149	$150,410
Commercial real estate:
Real estate - construction and land development	39,009	—	39,009
Real estate - commercial non-owner occupied	252,676	1,197	253,873
Real estate - commercial owner occupied	153,664	816	154,480
Residential real estate:
Real estate - residential - ITIN	43,524	3,664	47,188
Real estate - residential - 1-4 family mortgage	9,038	1,824	10,862
Real estate - residential - equity lines	42,976	995	43,971
Consumer and other	54,071	276	54,347
Total	$743,219	$10,921	$754,140

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands)	December 31, 2015
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$130,811	$1,994	$132,805
Commercial real estate:
Real estate - construction and land development	28,319	—	28,319
Real estate - commercial non-owner occupied	237,886	5,488	243,374
Real estate - commercial owner occupied	155,228	1,071	156,299
Residential real estate:
Real estate - residential - ITIN	45,457	3,649	49,106
Real estate - residential - 1-4 family mortgage	9,615	1,775	11,390
Real estate - residential - equity lines	45,473	—	45,473
Consumer and other	49,753	120	49,873
Total	$702,542	$14,097	$716,639

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize internal risk ratings by loan class as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$123,230	$15,760	$8,458	$2,962	$—	$150,410
Commercial real estate:
Real estate - construction and land development	38,480	529	—	—	—	39,009
Real estate - commercial non-owner occupied	248,578	944	1,352	2,999	—	253,873
Real estate - commercial owner occupied	143,723	8,821	593	1,343	—	154,480
Residential real estate:
Real estate - residential - ITIN	39,567	—	—	7,621	—	47,188
Real estate - residential - 1-4 family mortgage	8,521	517	—	1,824	—	10,862
Real estate - residential - equity lines	40,718	1,584	40	1,629	—	43,971
Consumer and other	54,045	2	—	300	—	54,347
Total	$696,862	$28,157	$10,443	$18,678	$—	$754,140

	As of December 31, 2015
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$108,696	$10,240	$9,587	$4,282	$—	$132,805
Commercial real estate:
Real estate - construction and land development	28,291	28	—	—	—	28,319
Real estate - commercial non-owner occupied	234,177	917	1,588	6,692	—	243,374
Real estate - commercial owner occupied	149,327	3,864	1,687	1,421	—	156,299
Residential real estate:
Real estate - residential - ITIN	41,480	—	—	7,626	—	49,106
Real estate - residential - 1-4 family mortgage	9,041	—	575	1,774	—	11,390
Real estate - residential - equity lines	41,149	1,760	1,682	882	—	45,473
Consumer and other	49,551	—	256	66	—	49,873
Total	$661,712	$16,809	$15,375	$22,743	$—	$716,639

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the ALLL by portfolio for the three and six month periods ended June 30, 2016 and 2015.

	For the Three Months Ended June 30, 2016
(Amounts in thousands)		Commercial	Residential
ALLL by Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,466	$5,892	$1,961	$814	$362	$11,495
Charge offs	(1,020)	(31)	(478)	(205)	—	(1,734)
Recoveries	1,496	475	105	27	—	2,103
Provision	(351)	(307)	283	127	248	—
Ending balance	$2,591	$6,029	$1,871	$763	$610	$11,864

	For the Three Months Ended June 30, 2015
(Amounts in thousands)		Commercial	Residential
ALLL by Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$3,245	$5,314	$1,719	$572	$446	$11,296
Charge offs	(354)	(140)	(126)	(91)	—	(711)
Recoveries	722	74	7	14	—	817
Provision	(224)	199	(120)	88	57	—
Ending balance	$3,389	$5,447	$1,480	$583	$503	$11,402

	For the Six Months Ended June 30, 2016
(Amounts in thousands)		Commercial	Residential
ALLL by Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,493	$5,784	$1,577	$770	$556	$11,180
Charge offs	(1,106)	(37)	(550)	(348)	—	(2,041)
Recoveries	78	2,480	86	81	—	2,725
Provision	1,126	(2,198)	758	260	54	—
Ending balance	$2,591	$6,029	$1,871	$763	$610	$11,864

	For the Six Months Ended June 30, 2015
(Amounts in thousands)		Commercial	Residential
ALLL by Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$3,503	$4,875	$1,670	$450	$322	$10,820
Charge offs	(406)	(139)	(141)	(204)	—	(890)
Recoveries	748	668	56	—	—	1,472
Provision	(456)	43	(105)	337	181	—
Ending balance	$3,389	$5,447	$1,480	$583	$503	$11,402

The following tables summarize the ALLL and the recorded investment in loans and leases as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$91	$92	$708	$12	$—	$903
Collectively evaluated for impairment	2,500	5,937	1,163	751	610	10,961
Total	$2,591	$6,029	$1,871	$763	$610	$11,864
Gross loans:
Individually evaluated for impairment	$2,909	$3,173	$12,573	$266	$—	$18,921
Collectively evaluated for impairment	147,501	444,189	89,448	54,081	—	735,219
Total gross loans	$150,410	$447,362	$102,021	$54,347	$—	$754,140

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2015
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$122	$97	$600	$13	$—	$832
Collectively evaluated for impairment	2,371	5,687	977	757	556	10,348
Total	$2,493	$5,784	$1,577	$770	$556	$11,180
Gross loans:
Individually evaluated for impairment	$2,043	$7,733	$11,582	$32	$—	$21,390
Collectively evaluated for impairment	130,762	420,259	94,387	49,841	—	695,249
Total gross loans	$132,805	$427,992	$105,969	$49,873	$—	$716,639

The ALLL totaled $11.9 million or 1.57% of total gross loans at June 30, 2016 and $11.2 million or 1.56% at December 31, 2015. As of June 30, 2016 and December 31, 2015, we had $202.4 million and $230.6 million in commitments to extend credit, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 was $695 thousand.

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

We believe that the ALLL was adequate as of June 30, 2016. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of June 30, 2016, approximately 73% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2016, the unallocated allowance amount represented 5% of the ALLL, compared to 5% at December 31, 2015. While the ALLL composition is an indication of specific amounts or loan categories in which future charge offs may occur, actual amounts may differ.

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

Consumer Loans – Our consumer loan originations are generally limited to home equity loans with nominal originations in unsecured personal loans. The portfolio also includes unsecured consumer home improvement loans and residential solar panel loans secured by UCC filings. We are highly dependent on third party credit scoring analysis to supplement the internal underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by management and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.

We maintain an independent loan review program that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to the Board of Directors and Audit Committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

Management’s continuing evaluation of all known relevant quantitative and qualitative internal and external risk factors provides the foundation for the three major components of the ALLL: (1) historical valuation allowances established in accordance with ASC 450, Contingencies (“ASC 450”) for groups of similarly situated loan pools; (2) general valuation allowances established in accordance with ASC 450 and based on qualitative credit risk factors; and (3) specific valuation allowances established in accordance with ASC 310, Receivables (“ASC 310”) and based on estimated probable losses on specific impaired loans. All three components are aggregated and constitute the ALLL; while portions of the allowance may be allocated to specific credits, the allowance net of specific reserves is available for the remaining credits that management deems as “loss.” It is our policy to classify a credit as loss with a concurrent charge off when management considers the credit uncollectible and of such little value that its continuance as a bankable asset is not warranted. A loss classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer recognizing the likely credit loss of a valueless asset even though partial recovery may occur in the future.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

NOTE 6. OTHER REAL ESTATE OWNED

At June 30, 2016, and December 31, 2015, the recorded investment in OREO was $765 thousand and $1.4 million, respectively. During the six months ended June 30, 2016, we transferred one foreclosed property in the amount of $81 thousand to OREO and we sold eight properties with a balance of $664 thousand for a net loss of $149 thousand. During the six months ended June 30, 2016, we recognized a write-down in OREO for three properties totaling $76 thousand. The June 30, 2016 OREO balance consists of one 1-4 family residential real estate property in the amount of $81 thousand, two nonfarm nonresidential properties in the amount of $558 thousand and one undeveloped commercial property in the amount of $126 thousand. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure is $1.5 million.

NOTE 7. INTANGIBLES

In March of 2016, as part of our branch acquisition, we recorded a core deposit intangible of $1.8 million and goodwill of $665 thousand. The acquired core deposit base provides value as a source of below market rate funds and the realization of cost savings is a fundamental rationale for assuming these deposit liabilities. The cost savings is defined as the difference between the cost of funds on our new deposits (i.e., interest and net maintenance costs) and the cost of an equal amount of funds from an alternative source having a similar term as the new deposit base. Our core deposit intangible is recorded at fair value which was derived by using the income approach and represents the present value of the cost savings over the projected term of our new deposit base.

The core deposit intangible is being amortized on a straight-line basis over the estimated useful life of the deposits, which is eight years, with no expected residual value. For tax purposes, the core deposit intangible is expected to be treated as a taxable asset, resulting in amortizable tax basis of $1.8 million.

As of June 30, 2016, we have recorded the following amounts related to the core deposit intangible.

(Amounts in thousands)	June 30,
Intangibles	2016
Gross carrying amount	$1,772
Accumulated amortization	(75)
Core deposit intangibles, net	$1,697

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth, as of June 30, 2016, the total estimated future amortization of intangible assets:

(Amounts in thousands)
For the year ended December 31,	Amount
2016	$111
2017	221
2018	221
2019	221
2020	221
2021	221
2022 and thereafter	481
Total	$1,697

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

We apply the provisions of FASB ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. We periodically review our income tax positions based on tax laws and regulations, and financial reporting considerations, and record adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of our tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment. Our uncertain tax positions were nominal in amount as of June 30, 2016.

NOTE 9. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

Our investment in Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”) and deductible operating losses was $4.5 million at June 30, 2016. These investments are recorded in other assets with a corresponding funding obligation of $523 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. We have invested in four separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18 year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 4% and 7%. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Operations as a component of income tax expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at June 30, 2016 and December 31, 2015. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the six months ended June 30, 2016 and the year ended December 31, 2015.

	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships at June 30, 2016	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,463	$50	$114	$90	$24
WNC Institutional Tax Credit Fund 38, L.P.	1,000	745	106	70	53	17
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,705	367	138	114	24
California Affordable Housing Fund	2,454	542	—	103	103	—
Total - investments in qualified affordable housing partnerships	$7,954	$4,455	$523	$425	$360	$65

	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships at December 31, 2015	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,553	$406	$226	$184	$42
WNC Institutional Tax Credit Fund 38, L.P.	1,000	797	166	126	93	33
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,820	610	278	230	48
California Affordable Housing Fund	2,454	645	—	207	207	—
Total - investments in qualified affordable housing partnerships	$7,954	$4,815	$1,182	$837	$714	$123

(1) The amounts reflected in this column represent both the tax credits, and estimated tax benefits generated by operating losses for the year. (2) This amount reduces the tax credits and benefits.

The following table presents our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended
	June 30, 2016		June 30, 2015
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$45	$12	$43	$13
WNC Institutional Tax Credit Fund 38, L.P.	28	7	25	7
Merritt Community Capital Corporation Fund XV, L.P.	55	14	54	15
California Affordable Housing Fund	40	12	40	12
Total	$168	$45	$162	$47

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended
	June 30, 2016		June 30, 2015
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$89	$25	$87	26
WNC Institutional Tax Credit Fund 38, L.P.	56	14	50	14
Merritt Community Capital Corporation Fund XV, L.P.	109	29	109	30
California Affordable Housing Fund	79	24	79	25
Total	$333	$92	$325	$95

The tax credits and benefits were partially offset by the amortization of the principal investment balances of $180 thousand and $360 thousand for the three and six months ended June 30, 2016 respectively, compared to $184 thousand and $361 thousand for the comparable periods of 2015.

The following table reflects the anticipated net income tax benefit at June 30, 2016 that is expected to be recognized over the remaining life of the investments.

	Raymond James	WNC Institutional	Merritt Community	California	Total Net
(Amounts in thousands)	California Housing	Tax Credit	Capital Corporation	Affordable Housing	Income Tax
Qualified Affordable Housing Partnerships	Opportunities Fund II	Fund 38, L.P.	Fund XV, L.P	Fund	Benefit
Anticipated net income tax benefit less amortization of investments:
2016	$22	$18	$23	$—	$63
2017	46	35	45	1	127
2018	45	34	45	—	124
2019	45	30	44	—	119
2020 and thereafter	218	128	194	1	541
Total	$376	$245	$351	$2	$974

NOTE 10. FEDERAL FUNDS PURCHASED AND LINES OF CREDIT

At June 30, 2016 and December 31, 2015, we had no outstanding federal funds purchased balances. At June 30, 2016 and December 31, 2015, we had outstanding borrowings with the Federal Home Loan Bank of San Francisco of $-0- and $75.0 million, respectively. At June 30, 2016, the Bank had available lines of credit with the Federal Home Loan Bank of San Francisco totaling $295.1 million and with the Federal Reserve Bank totaling $34.5 million. These lines of credit are subject to maintenance of required capital ratios and minimum collateral requirements, namely pledged loans and securities.

The Bank had nonbinding federal funds line of credit agreements with three financial institutions totaling $40.0 million at June 30, 2016. The lines of credit had interest rates ranging from 0.60% to 1.36% at June 30, 2016. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 11. TERM DEBT

Term debt at June 30, 2016 and December 31, 2015 consisted of the following.

(Amounts in thousands)	June 30, 2016	December 31, 2015
Federal Home Loan Bank of San Francisco borrowings	$—	$75,000
Senior debt	9,417	9,917
Unamortized debt issuance costs	(13)	(15)
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	(188)	(208)
Capital lease	160	—
Net term debt	$19,376	$94,694

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Future contractual maturities of term debt at June 30, 2016 are as follows.

(Amounts in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Senior debt	$417	$1,000	$1,000	$1,000	$6,000	$—	$9,417
Subordinated debt	—	—	—	—	—	10,000	10,000
Capital lease	20	41	44	46	9	—	160
Total future maturities	$437	$1,041	$1,044	$1,046	$6,009	$10,000	$19,577

Federal Home Loan Bank of San Francisco Borrowings

The maximum amount outstanding from the Federal Home Loan Bank of San Francisco under term advances at any month end during the six months ended June 30, 2016 and the year ended December 31, 2015 was $80.0 million and $120.0 million, respectively. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the six months ended June 30, 2016 and the year ended December 31, 2015 was $35.9 million and $87.6 million, respectively. During the three months ended March 31, 2016, all outstanding Federal Home Loan Bank of San Francisco term advances were repaid. The weighted average interest rates on the borrowings outstanding at December 31, 2015, was 0.33%.

The Federal Home Loan Bank of San Francisco line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate mortgage loans which have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and pledged securities held in the Bank’s investment securities portfolio. As of June 30, 2016, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $4.5 million. Furthermore, we have pledged $342.5 million of our commercial and real estate mortgage loans for the line of credit with the Federal Home Loan Bank of San Francisco. As of June 30, 2016 we held $21.8 million in securities with the Federal Home Loan Bank of San Francisco for pledging purposes. All of the securities pledged to the Federal Home Loan Bank of San Francisco were unused as collateral as of June 30, 2016.

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

Capital Lease

As part of the acquisition of branches from Bank of America, the Bank entered into a capital lease with Bank of America for one of the branch locations. The total obligation under the lease agreement is $172 thousand payable over a four-year period in monthly installments of principal and interest at a 6.0% annual interest rate. The fair value of the capital lease obligation was determined using a discounted cash flow based on the contractual interest rate of the lease agreement. The fair value of the leased asset is included in premises and equipment and the lease liability is included with term debt obligations. Amortization of the leased asset is included with the provision for depreciation and amortization as part of our premises and equipment expense in our Consolidated Statements of Operations. The lease may terminate early upon receipt of certification that there are no adverse environmental conditions. Upon termination of the lease agreement, the net present value of the lease becomes due and title will be transferred to the Bank.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12. COMMITMENTS AND CONTINGENCIES

Lease Commitments – We lease seven sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based on predetermined escalation schedules. Substantially all of the leases include the option to extend the lease term one or more times following expiration of the initial term. We have one capital lease as of June 30, 2016. See note 11 Term Debt in the Notes to Consolidated Financial Statements in this document for further detail on the Capital Lease.

The following table sets forth rent expense and rent income for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Rent income	$10	$2	$20	$6
Rent expense	151	142	296	284
Net rent expense	$141	$140	$276	$278

The following table sets forth, as of June 30, 2016, the future minimum lease payments under non-cancelable operating leases.

(Amounts in thousands)
Amounts due in:
2016	$323
2017	584
2018	467
2019	438
2020	449
Thereafter	1,345
Total	$3,606

Financial Instruments with Off-Balance Sheet Risk

Our consolidated financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of our business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of our commitments and contingent liabilities at June 30, 2016 and December 31, 2015.

(Amounts in thousands)	June 30, 2016	December 31, 2015
Commitments to extend credit	$196,935	$224,757
Standby letters of credit	2,146	2,477
Affordable housing grants	3,344	3,356
Total commitments	$202,425	$230,590

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

We hold cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. We were not required to perform on any financial guarantees for the six months ended June 30, 2016, and the year ended December 31, 2015. At June 30, 2016, approximately $133 thousand of standby letters of credit expire within one year, and $2.0 million expire thereafter.

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at June 30, 2016 and $695 thousand at December 31, 2015 The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the six months ended June 30, 2016, we made no additional provision to the reserve for unfunded commitments. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Operations.

Legal Proceedings – We are involved in various pending and threatened legal actions arising in the ordinary course of business. We maintain reserves for losses from legal actions, which are both probable and estimable. In our opinion, the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

Concentrations of Credit Risk – We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 73% and 74% of our gross loan portfolio at June 30, 2016 and December 31, 2015, respectively.

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated other comprehensive income for the six months ended June 30, 2016.

	Unrealized	Unrealized	Accumulated Other
	Gains on	(Losses) Gains on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive income (loss) as of December 31, 2015	$1,142	$(1,396)	$(254)
Comprehensive income three months ended March 31, 2016	50	1,396	1,446
Comprehensive income three months ended June 30, 2016	519	—	519
Accumulated other comprehensive income as of June 30, 2016	$1,711	$—	$1,711

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents activity in accumulated other comprehensive income for the six months ended June 30, 2015.

	Unrealized	Unrealized	Accumulated Other
	Gains on	Losses on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive income (loss) as of December 31, 2014	$1,810	$(1,897)	$(87)
Comprehensive income three months ended March 31, 2015	292	(21)	271
Comprehensive (loss) three months ended June 30, 2015	(967)	100	(867)
Accumulated other comprehensive (loss) as of June 30, 2015	$1,135	$(1,818)	$(683)

Accumulated other comprehensive income is reported net of related tax effects. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income.

NOTE 14. DERIVATIVES

During March of 2016, we paid off the $75.0 million Federal Home Loan Bank of San Francisco borrowing (the “hedged instrument”) and terminated all of our interest rate swaps (active and forward starting). Prior to the time of termination, a $2.3 million unrealized pretax loss on swaps was carried in Other Liabilities in our Consolidated Balance Sheets. At termination, we immediately reclassified the loss to noninterest expense.

Prior to March of 2016, we used derivatives to hedge the risk of changes in market interest rates to limit the impact on earnings and cash flows relating to specific groups of assets and liabilities. During 2015 and the first quarter of 2016 we utilized interest rate swaps (the “hedging instrument”) with other major financial institutions (counterparties) to hedge interest expenses associated with certain Federal Home Loan Bank of San Francisco borrowings (the “hedged instrument”). We do not use derivative instruments for trading or speculative purposes.

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

At December 31, 2015, we had one active interest rate swap, and one forward starting interest rate swap to hedge interest rate risk associated with current and forecasted variable rate Federal Home Loan Bank of San Francisco advances. The hedge strategy converted LIBOR based variable rate of interest on active and forecasted Federal Home Loan Bank of San Francisco advances to fixed interest rates.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes our interest rate swap contracts with counterparties outstanding at December 31, 2015. The interest rate swap contracts were made with a single issuer and included the right of offset.

(Amounts in thousands)
Description	We Pay Fixed	We Receive Variable (1)	Notional Amount	Effective Date	Maturity Date
Interest rate swap	2.64%	0.33%	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap	3.22%	Variable	$75,000	August 1, 2016	August 1, 2017

(1) Rate floats to three month LIBOR payable quarterly on February 1, May 1, August 1, and November 1.

The following table individually lists the active and forward starting interest rate swap derivatives that were in a liability (loss) position, and the fair value of such derivatives at June 30, 2016, and December 31, 2015. There were no interest rate swap derivatives that were in an asset (gain) position at June 30, 2016, or at December 31, 2015.

		Liability Derivatives
(Amounts in thousands)		June 30,	December 31,
Description	Balance Sheet Location	2016	2015
Interest rate swap	Cash flow hedge	$—	$869
Forward starting interest rate swap	Cash flow hedge	—	1,500
Total		$—	$2,369

The following table summarizes the losses recorded during the three and six months ended June 30, 2016 and 2015, and their locations within the Consolidated Statements of Operations.

		Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands) Description	Consolidated Statement of Operations Location	2016	2015	2016	2015
Interest rate swap (1)	Interest on term debt	$—	$292	$396	$587
Forward starting interest rate swap - terminated(2)	Other noninterest expense	—	—	2,325	—
Total		$—	$292	$2,721	$587

(1) Losses represent tax effected amounts reclassified from accumulated other comprehensive income pertaining to net settlements recorded during the period on active interest rate swaps.
(2) Losses represent tax effected amounts reclassified from accumulated other comprehensive income pertaining to the terminated active and forward starting interest rate swaps.

The following table summarizes the loss, net of tax, on all derivative instruments (active and forward starting) designated as cash flow hedges that were reclassified from accumulated other comprehensive income into earnings during the three and six months ended June 30, 2016 and 2015.

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Description	2016	2015	2016	2015
Interest rate swaps	$—	$177	$1,601	$350

The following table summarizes the derivatives that have a right of offset at December 31, 2015.

			Gross Amounts Not Offset In The Consolidated Balance Sheets
(Amounts in thousands)	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset In The Consolidated Balance Sheets	Net Amounts of Assets / (Liabilities) Included In The Consolidated Balance Sheets	Collateral Posted	Net Amount
December 31, 2015
Derivative liabilities
Interest rate swaps	$(2,369)	$—	$(2,369)	$4,008	$1,639

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

The following table presents estimated fair values of our financial instruments as of June 30, 2016 and December 31, 2015, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

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

(Amounts in thousands)	Carrying	Fair Value Measurements Using
June 30, 2016	Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$66,040	$66,040	$—	$—	$66,040
Securities available-for-sale	$157,906	$—	$157,906	$—	$157,906
Securities held-to-maturity	$35,415	$—	$37,128	$—	$37,128
Net loans	$743,304	$—	$—	$748,075	$748,075
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—	$4,465
Financial liabilities
Deposits	$937,556	$—	$939,329	$—	$939,329
Term debt	$19,376	$—	$19,376	$—	$19,376
Junior subordinated debenture	$10,310	$—	$5,648	$—	$5,648

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2015	Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$51,192	$51,192	$—	$—	$51,192
Securities available-for-sale	$159,030	$—	$159,030	$—	$159,030
Securities held-to-maturity	$35,899	$—	$36,645	$—	$36,645
Net loans	$706,329	$—	$—	$711,528	$711,528
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—	$4,465
Financial liabilities
Deposits	$803,735	$—	$804,490	$—	$804,490
Term debt	$94,694	$—	$94,694	$—	$94,694
Junior subordinated debenture	$10,310	$—	$5,402	$—	$5,402
Derivatives	$2,369	$—	$2,369	$—	$2,369

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Term Debt – For variable rate term debt, the carrying value approximates fair value. The fair value of fixed rate term debt is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debt would be issued with similar credit ratings as ours and similar remaining maturities. We measure the fair value of term debt using Level 2 inputs.

Junior subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At June 30, 2016, future cash flows were discounted at 6.01%. We measure the fair value of subordinated debentures using Level 2 inputs.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of June 30, 2016 and December 31, 2015.

(Amounts in thousands)	Fair Value at June 30, 2016
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$3,262	$—	$3,262	$—
Obligations of states and political subdivisions	59,015	—	59,015	—
Residential mortgage backed securities and collateralized mortgage obligations	45,015	—	45,015	—
Corporate securities	22,313	—	22,313	—
Commercial mortgage backed securities	14,865	—	14,865	—
Other investment securities (1)	13,436	—	13,436	—
Total assets measured at fair value	$157,906	$—	$157,906	$—

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

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2016 or the year ended December 31, 2015.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables present information about our assets and liabilities at June 30, 2016 and December 31, 2015 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period.

The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at June 30, 2016
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$1,937	$—	$—	$1,937
Other real estate owned	207	—	—	207
Total assets measured at fair value	$2,144	$—	$—	$2,144

(Amounts in thousands)	Fair Value at December 31, 2015
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$707	$—	$—	$707
Other real estate owned	743	—	—	743
Total assets measured at fair value	$1,450	$—	$—	$1,450

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2016 and 2015.

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Fair value adjustments	2016	2015	2016	2015
Collateral dependent impaired loans	$1,359	$492	$1,523	$544
Other real estate owned	48	108	71	108
Total	$1,407	$600	$1,594	$652

During the six months ended June 30, 2016, collateral dependent impaired loans with a carrying amount of $3.4 million outstanding at period end were written down to their fair value of $1.9 million, resulting in a $1.5 million adjustment to the ALLL.

During the six months ended June 30, 2016, two OREO properties with an aggregate carrying value of $278 thousand outstanding at period end were written down to their fair value of $207 thousand, resulting in a $71 thousand adjustment to the ALLL.

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

On May 12, 2014, we agreed to purchase $40.0 million of unsecured consumer home improvement loans. The loans were purchased without recourse or servicing rights. The agreement calls for purchases up to $4.0 million per month up to a maximum par value of $40.0 million. During 2015, we agreed to purchase an additional $10.0 million increasing the maximum par value to $50.0 million. For the period from May 12, 2014 through June 30, 2016, we have paid aggregate cash totaling $86.0 million, and received aggregate cash repayments of $36.9 million for $49.1 million in net loans. We initially measured the acquired loan portfolio at a fair equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

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

The transaction provided a new source of low cost core deposits and allowed us to execute our plan to reconfigure our Balance Sheet. On March 14, 2016, we utilized a portion of that new liquidity to reduce our reliance on wholesale funding sources repaying $75.0 million of Federal Home Loan Bank of San Francisco hedged term debt and redeeming $17.5 million of brokered time deposits.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The contribution of the acquired operations of the five former Bank of America offices was immaterial. Therefore, disclosure of supplemental pro forma financial information, especially prior period comparison is deemed neither practical nor meaningful. Additionally, the acquired operation was not considered a “significant business combination” as defined by the Securities and Exchange Commission.

During the second quarter of 2016, we received the final settlement statement from Bank of America which resulted in an immaterial adjustment to the total goodwill of $52 thousand. The following table provides an assessment of the consideration transferred, assets purchased, and the liabilities assumed.

		Fair Value and
	As Recorded by	Other Merger
	Bank of	Related	As Recorded by
(Amounts in thousands)	America	Adjustments	the Company
Consideration paid:
Cash paid			$6,656
Total consideration			$6,656

Assets acquired:
Cash and cash equivalents	$149,067	$—	$149,067

Premises and equipment, net	1,835	2,355	4,190

Other assets	201	—	201
Core deposit intangibles	—	1,772	1,772
Total assets acquired	$151,103	$4,127	$155,230

Liabilities assumed:
Deposits	$149,047	$—	$149,047

Other liabilities	20	172	192
Total liabilities assumed	$149,067	$172	$149,239
Net identifiable assets acquired over liabilities assumed	$2,036	$3,955	$5,991
Goodwill			$665

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

The following factors, among others, could cause our actual results to differ materially from those expressed in such forward-looking statements:

●	The strength of the United States economy in general and the strength of the local economies in California in which we conduct operations;
●	Our failure to realize all of the anticipated benefits of our branch purchases;
●	Difficulties in integrating the acquired bank branches from Bank of America, including our ability to retain the acquired deposits;
●	Our inability to successfully manage our growth or implement our growth strategy;
●	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board;
●	Continued volatility in the capital or credit markets;
●	Changes in the financial performance and/or condition of our borrowers;
●	Our concentration in real estate lending;
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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2015 to June 30, 2016. Also discussed are significant trends and changes in the Company’s results of operations for the six months ended June 30, 2016, compared to the same period in 2015. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

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

EXECUTIVE OVERVIEW

Net income available to common shareholders for the three and six months ended June 30, 2016 was $1.6 million or $0.11 per share – diluted and $596 thousand or $0.04 per share – diluted, respectively. This compared to net income available to common shareholders for the same periods a year ago of $2.3 million or $0.18 per share – diluted and $4.1 million or $0.31 per share – diluted respectively.

The current year results were impacted by the following expenses totaling $3.0 million related to the acquisition of five Bank of America branches and the execution of our plans to reconfigure our Balance Sheet using liquidity provided by those branches:

●	$2.3 million loss on termination of interest rate hedge
●	$580 thousand of branch acquisition transition costs
●	$57 thousand prepayment penalty on early repayment of $75.0 million Federal Home Loan Bank of San Francisco hedged term debt.
●	$39 thousand accelerated amortization of broker fees recorded in interest expense when $17.5 million of brokered time deposits were called and redeemed

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unrelated to the branch acquisition, the second quarter results were negatively impacted by the $546 thousand impairment of a bond investment and the six month results were negatively impacted by the $363 thousand write-off of a deferred tax asset. See Note 4 Securities in the Notes to Consolidated Financial Statements in this document for further detail on other-than-temporary impairment and the securities portfolio.

On March 11, 2016, we completed the purchase of five Bank of America branches located in Northern California. The transaction was most attractive to us because it provided a new source of low cost core deposits and allowed us to execute our plan to reconfigure our Balance Sheet. The acquisition provided approximately $142.3 million of new liquidity ($149.0 million of new deposits less payments of $6.7 million made to Bank of America). We utilized a portion of that new liquidity to reduce our reliance on wholesale funding sources repaying $75.0 million of Federal Home Loan Bank of San Francisco hedged term debt and redeeming $17.5 million of brokered time deposits. We are using the remaining liquidity to fund loan growth.

The acquired branches are located in Colusa, Willows, Orland, Corning, and Yreka. The Bank also acquired three offsite ATM locations in Williams, Orland and Corning.

The Bank paid cash consideration of $6.7 million and acquired $155.2 million in assets recorded at fair value, primarily cash and premises. The Bank assumed $149.2 million in liabilities recorded at fair value, primarily deposits with an average interest cost of 0.09%.

The current quarter is the first full quarter, which includes the benefits derived from the acquisition of five Bank of America branches and the reconfiguration of the Company’s Balance Sheet. As a result, compared against the first quarter of 2016 we realized the following improvements:

●	Net interest income increased $913 thousand (11%)
●	Net interest margin increased from 3.44% to 3.74%
●	Average interest rate paid on all deposits decreased from 37 basis points to 30 basis points

Significant items for the three months ended June 30, 2016 were as follows:

Performance

●	Return on average assets decreased to 0.59% for the second quarter of 2016 compared to 0.94% for the same quarter of 2015
●	Return on average equity decreased to 6.85% for the second quarter of 2016 compared to 8.84% for the same quarter of 2015
●	Tangible book value per common share was $6.71 at June 30, 2016 compared with $6.76 at December 31, 2015
●	Efficiency ratio was 79.4% during the second quarter of 2016 compared to 64.6% during the same period in 2015

Credit Quality

●	Nonperforming assets at June 30, 2016 totaled $11.7 million or 1.09% of total assets, a decrease of $3.8 million from $15.5 million or 1.53% of total assets at December 31, 2015
●	Net loan loss recoveries of $369 thousand combined with continuing improved asset quality resulted in no provision for loan and lease losses during the second quarter

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant items for the six months ended June 30, 2016 were as follows:

Performance

●	Return on average assets decreased to 0.11% for the first six months of 2016 compared to 0.84% for the same period in 2015
●	Return on average equity decreased to 1.31% for the first six months of 2016 compared to 7.83% for the same period in 2015
●	Efficiency ratio was 93.5% during the first six months of 2016 compared to 68.0% during the same period in 2015.
Excluding $3.0 million of one-time expenses related to the branch acquisition and reconfiguring of our Balance Sheet the efficiency ratio for the first six months of 2016 would have been 77.6%

Credit Quality

●	Nonperforming assets at June 30, 2016 totaled $11.7 million or 1.09% of total assets, a decrease of $6.7 million from $18.4 million or 1.87% of total assets at June 30, 2015
●	Net loan loss recoveries were $684 thousand for the first six months of 2016 compared with net recoveries of $582 thousand for the same period a year ago

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

Valuation of Investments and Impairment of Securities

At the time of purchase, we designate a security as held-to-maturity or available-for-sale, based on our investment objectives, operational needs and intent to hold. We do not engage in trading activity. Securities designated as held-to-maturity are carried at amortized cost. We have the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement our asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and underlying rating of the security is monitored for quality. Securities may be adjusted to reflect changes in valuation as a result of other-than-temporary declines in value. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from changes in interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2015, we had one active interest rate swap, and one forward starting interest rate swap to hedge interest rate risk associated with current and forecasted variable rate Federal Home Loan Bank of San Francisco advances. The hedge strategy converted LIBOR based variable rate of interest on active and forecasted Federal Home Loan Bank of San Francisco advances to fixed interest rates.

The following table summarizes our interest rate swap contracts with counterparties outstanding at December 31, 2015. The interest rate swap contracts were made with a single issuer and included the right of offset.

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

SOURCES OF INCOME

We derive our income primarily from net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Other sources of noninterest income include fees earned on deposit related services, ATM and point of sale income, payroll processing, gain on sale of available-for-sale securities, earnings on bank-owned life insurance and dividends on Federal Home Loan Bank of San Francisco stock.

Our income depends to a great extent on net interest income, which correlates strongly with certain interest rate characteristics. These interest rate characteristics are highly sensitive to many factors that are beyond our control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. In recent years, we originated higher volumes of longer term fixed rate loans. These loans, combined with the structure of our investment portfolio, the use of floors in the pricing of our variable rate loans and funding mix caused the Company to become slightly liability sensitive, which could negatively impact earnings in a rising interest rate environment.

Net interest income reflects both the amount of earning assets we hold and our net interest margin, which is the difference between the yield we earn on our assets and the interest rate we pay to fund those assets. As a result, changes in either our net interest margin or the amount of earning assets we hold will affect our net interest income and earnings.

Increases or decreases in interest rates could adversely affect our net interest margin. Although our asset yields and funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, and cause our net interest margin to expand or contract. Many of our assets are tied to prime rate, so they may adjust faster in response to changes in interest rates. As a result, when interest rates fall, the yield we earn on our assets may fall faster than our ability to reprice a large portion of our liabilities, causing our net interest margin to contract.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Net income available to common shareholders for the first six months of 2016 decreased $3.5 million compared to the same period a year ago. The difference is centered in branch acquisition and Balance Sheet reconfiguration costs totaling $3.0 million, a $546 thousand impairment of a bond investment and the write-off of a $363 thousand deferred tax asset.

Compared to the first six months of 2015, net interest income increased $557 thousand. Noninterest income decreased $349 thousand including a $546 thousand impairment of a bond investment. Noninterest expense increased $5.0 million including branch acquisition and Balance Sheet reconfiguration costs of $3.0 million.

During the six months ended June 30, 2016, we recorded an income tax expense of $279 thousand and wrote-off a $363 thousand deferred tax asset; a total expense of $642 thousand. This compared to income tax expense of $1.8 million for the same period a year ago. Net income per share available to common shareholders was $0.04 – diluted for the six months ended June 30, 2016 compared to net income available to common shareholders per share of $0.31 - diluted for the same period a year ago.

We continued our quarterly cash dividends of $0.03 per share during the six months ended June 30, 2016. In determining the amount of dividend to be paid, management considers capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio, and the dividend yield.

Return on Average Assets, Average Total Equity and Common Shareholders' Equity

The following table presents the returns on average assets, average total equity and average common shareholders' equity for the six months ended June 30, 2016 and 2015. For each of the periods presented, the table includes the calculated ratios based on reported net income and net income available to common shareholders as shown in the Consolidated Statements of Operations incorporated in this document.

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Return on average assets:
Net income	0.11%	0.86%
Income available to common shareholders	0.11%	0.84%
Return on average total equity:
Net income	1.31%	8.02%
Income available to common shareholders	1.31%	7.83%
Return on average common shareholders’ equity:
Net income	1.31%	9.89%
Income available to common shareholders	1.31%	9.65%

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the largest source of our operating income. For the three months ended June 30, 2016 compared to the same period a year ago:

●	Net interest income increased $622 thousand
●	Interest income increased $494 thousand or 5% to $10.3 million
o	Interest and fees on loans increased $492 thousand due to increased average loan balances
o	Interest on interest bearing deposits due from banks increased $9 thousand
o	Interest on securities decreased $7 thousand
●	Interest expense for the second quarter of 2016 decreased $128 thousand or 11% to $1.0 million
o	Interest on interest bearing deposits decreased $70 thousand. Interest bearing deposits increased $105.0 million however, the rate paid on all interest bearing deposits decreased by 11 basis points
o	Interest on Federal Home Loan Bank of San Francisco term debt decreased $361 thousand
o	Interest on $20.0 million of senior and subordinated term debt increased $294 thousand
o	Interest on junior subordinated debentures and other borrowings increased $10 thousand

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2016 compared to the same period a year ago:

●	Net interest income increased $557 thousand
●	Interest income increased $872 thousand or 5% to $20.2 million
o	Interest and fees on loans increased $1.0 million due to increased average loan balances
o	Interest on interest bearing deposits due from banks increased $13 thousand
o	Interest on securities decreased $173 thousand due to decreased securities balances and decreased yield on the portfolio.
●	Interest expense increased $315 thousand or 14% to $2.6 million
o	Interest on interest bearing deposits decreased $67 thousand. Interest bearing deposits increased $105.0 million compared to the prior year however, the rate paid on all interest bearing deposits decreased by 7 basis points
o	Interest on Federal Home Loan Bank of San Francisco term debt decreased $226 thousand. During the first quarter of 2016 all Federal Home Loan Bank of San Francisco term debt was repaid and an interest rate hedge associated with $75.0 million of that debt was terminated
o	Interest on $20.0 million of senior and subordinated term debt increased $591 thousand. The senior and subordinated term debt was issued during the fourth quarter of 2015 to redeem $20.0 million of preferred stock
o	Interest on junior subordinated debentures and other borrowings increased $17 thousand

The current quarter net interest margin increased 30 basis points to 3.74% as compared to the prior quarter. This was caused by increased yield on the loan portfolio, a decrease in the overall cost of interest bearing deposits, and by the elimination of our contractual interest payments on $75.0 million of Federal Home Loan Bank of San Francisco hedged term debt. These positive changes were partially offset by interest on $20.0 million of new term debt issued during the fourth quarter of 2015.

The net interest margin was 3.60% for the six months ended June 30, 2016, a decrease of 12 basis points as compared to the same period a year ago. The decrease was caused by decreased yields on average interest earning assets, and increased interest expense to fund average earning assets. During the first six months of 2016, interest on the $20.0 million of new term debt issued during the fourth quarter of 2015 totaled $591 thousand.

During the first six months of 2016, deposit balances increased $133.8 million. The increase in deposit balances results from the recent branch acquisition. Our overall cost of total deposits decreased to 0.33% for the six months ended June 30, 2016 from 0.40% for the same period a year ago.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Paid

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Average			Average
(Amounts in thousands)	Balance	Interest (1)	Yield/ Rate	Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Net loans (2)	$742,684	$8,796	4.76%	$703,008	$8,304	4.74%
Taxable securities	124,183	808	2.62%	121,110	801	2.65%
Tax-exempt securities	77,168	588	3.06%	76,772	602	3.15%
Interest-bearing deposits in other banks	46,097	65	0.57%	27,688	56	0.81%
Average interest-earning assets	990,132	10,257	4.17%	928,578	9,763	4.22%
Cash and due from banks	17,028			10,833
Premises and equipment, net	15,632			11,767
Other assets	41,394			42,637
Average total assets	$1,064,186			$993,815

Interest-bearing liabilities:
Interest-bearing demand	$382,811	130	0.14%	$268,784	107	0.16%
Savings deposits	103,990	41	0.16%	93,291	55	0.24%
Certificates of deposit	223,958	515	0.92%	245,573	594	0.97%
Net term debt	19,510	295	6.08%	105,330	363	1.38%
Junior subordinated debentures	10,310	59	2.30%	10,310	49	1.91%
Average interest-bearing liabilities	$740,579	1,040	0.56%	$723,288	1,168	0.65%
Noninterest-bearing demand	220,377			147,442
Other liabilities	11,913			16,887
Shareholders’ equity	91,317			106,198
Average liabilities and shareholders’ equity	$1,064,186			$993,815
Net interest income and net interest margin		$9,217	3.74%		$8,595	3.71%
Tax equivalent net interest margin (3)			3.87%			3.85%
(1)	Interest income on loans is reduced by net fee expense of approximately $352 thousand and $63 thousand for the three months ended June 30, 2016 and 2015, respectively.
(2)	Average nonaccrual loans of $11.4 million and $17.1 million for the three months ended June 30, 2016 and 2015 are included, respectively.
(3)

Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $303 thousand and $310 thousand for the three months ended June 30, 2016 and 2015, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average			Average
(Amounts in thousands)	Balance	Interest (1)	Yield/ Rate	Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Net loans (2)	$731,740	$17,247	4.74%	$688,146	$16,215	4.75%
Taxable securities	122,050	1,592	2.62%	128,791	1,746	2.73%
Tax-exempt securities	77,510	1,182	3.07%	77,043	1,201	3.14%
Interest-bearing deposits in other banks	48,676	140	0.58%	26,795	127	0.96%
Average interest-earning assets	979,976	20,161	4.14%	920,775	19,289	4.22%
Cash and due from banks	14,665			10,566
Premises and equipment, net	14,008			11,980
Other assets	40,543			43,085
Average total assets	$1,049,192			$986,406

Interest-bearing liabilities:
Interest-bearing demand	$353,291	252	0.14%	$272,349	223	0.17%
Savings deposits	100,008	86	0.17%	92,227	109	0.24%
Certificates of deposit	222,897	1,112	1.00%	246,137	1,185	0.97%
Net term debt	55,478	1,077	3.90%	94,779	712	1.51%
Junior subordinated debentures	10,310	113	2.20%	10,310	96	1.88%
Average interest-bearing liabilities	$741,984	2,640	0.72%	$715,802	2,325	0.66%
Noninterest-bearing demand	201,457			148,179
Other liabilities	14,439			17,013
Shareholders’ equity	91,312			105,412
Average liabilities and shareholders’ equity	$1,049,192			$986,406
Net interest income and net interest margin		$17,521	3.60%		$16,964	3.72%
Tax equivalent net interest margin (3)			3.72%			3.85%
(1)	Interest income on loans is reduced by net fee expense of approximately $667 thousand and $122 thousand for the six months ended June 30, 2016 and 2015, respectively.
(2)	Average nonaccrual loans of $10.9 million and $18.8 million for the six months ended June 30, 2016 and 2015 are included, respectively.
(3)

Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an additional to recorded income of approximately $609 thousand and $619 thousand for the six months ended June 30, 2016 and 2015, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three and six months ended June 30, 2016 and 2015. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended June 30, 2016 Over Three Months Ended June 30, 2015
(Amounts in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Net loans	$470	$22	$492
Taxable securities	19	(12)	7
Tax-exempt securities (1)	5	(26)	(21)
Interest-bearing deposits in other banks	16	(7)	9
Total increase (decrease)	510	(23)	487

Increase (decrease) in interest expense:
Interest-bearing demand	35	(12)	23
Savings deposits	7	(21)	(14)
Certificates of deposit	(51)	(28)	(79)
Net term debt	(34)	(34)	(68)
Junior subordinated debentures	—	10	10
Total (decrease)	(43)	(85)	(128)
Net increase	$553	$62	$615

(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

	Six Months Ended June 30, 2016 Over Six Months Ended June 30, 2015
(Amounts in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Net loans	$1,110	$(78)	$1,032
Taxable securities	(89)	(65)	(154)
Tax-exempt securities (1)	11	(40)	(29)
Interest-bearing deposits in other banks	25	(12)	13
Total increase (decrease)	1,057	(195)	862

Increase (decrease) in interest expense:
Interest-bearing demand	51	(22)	29
Savings deposits	10	(33)	(23)
Certificates of deposit	(118)	45	(73)
Net term debt	(129)	494	365
Junior subordinated debentures	—	17	17
Total (decrease) increase	(186)	501	315
Net increase (decrease)	$1,243	$(696)	$547

(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN AND LEASE LOSSES

We made no provision for loan and lease losses during the six months ended June 30, 2016 and 2015. See Note 5 - Loans in the Notes to Consolidated Financial Statements for further discussion.

NONINTEREST INCOME

Noninterest income for the six months ended June 30, 2016 was $1.4 million, a decrease of $349 thousand, or 20%, compared to the same period a year ago. The following table presents the key components of noninterest income for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(Amounts in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$88	$52	$36	69%	$160	$101	$59	58%
Payroll and benefit processing fees	139	130	9	7%	299	278	21	8%
Earnings on cash surrender value – life insurance	153	159	(6)	(4)%	309	324	(15)	(5)%
Gain on investment securities, net	28	61	(33)	(54)%	122	276	(154)	(56)%
Other than temporary impairment on investment securities	(546)	—	(546)	100%	(546)	—	(546)	100%
ATM and point of sale	335	95	240	253%	427	183	244	133%
Other	240	384	(144)	(38)%	615	573	42	7%
Total noninterest income	$437	$881	$(444)	(50)%	$1,386	$1,735	$(349)	(20)%

Changes in noninterest income included the following:

For the three months ended June 30, 2016 compared to the same period a year ago:

●	Service charges on deposit accounts increased $36 thousand due to the completion of the branch acquisition completed in the first quarter of 2016.
●

During the second quarter of 2016 we recorded a $546 thousand other-than-temporary impairment on an investment security. See Note 4 Securities in the Notes to Consolidated Financial Statements in this document for further detail on other-than-temporary impairment.

●

As a result of the branch and offsite ATM acquisition completed in the first quarter of 2016, ATM and point of sale fees increased $240 thousand for the quarter ended June 30, 2016 compared to the same period a year ago.

●	During the first quarter of 2016, we recorded a $176 thousand gain on payoff of a purchased impaired loan in other noninterest income.
●	The three months ended June 30, 2015 included a $205 thousand special dividend on Federal Home Loan Bank of San Francisco stock in other noninterest income.

For the six months ended June 30, 2016 compared to the same period a year ago:

●	Service charges on deposit accounts increased $59 thousand due to the completion of the branch acquisition completed in the first quarter of 2016.
●

We recorded net gains on sale of available-for-sale investment securities of $122 thousand compared to net gains of $276 thousand for the same period a year ago. During the six months ended June 30, 2016, we purchased 30 securities with weighted average yields of 2.23%. During the same period, we sold 17 securities with weighted average yields 2.28%.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

Noninterest expense for the six months ended June 30, 2016 was $17.7 million, an increase of $5.0 million or 39% compared to the same period a year ago. The following table presents the key elements of noninterest expense for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(Amounts in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Noninterest expense:
Salaries & related benefits	$4,086	$3,575	$511	14%	$8,315	$7,485	$830	11%
Premises & equipment	987	709	278	39%	1,776	1,443	333	23%
Federal Deposit Insurance Corporation insurance premium	181	178	3	2%	337	385	(48)	(12)%
Data processing fees	373	251	122	49%	678	493	185	38%
Professional service fees	470	442	28	6%	906	830	76	9%
Telecommunications	199	109	90	83%	346	219	127	58%
Branch acquisition costs	168	—	168	100%	580	—	580	100%
Loss on cancellation of interest rate swap	—	—	—	—%	2,325	—	2,325	100%
Other	1,204	858	346	40%	2,406	1,860	546	29%
Total noninterest expense	$7,668	$6,122	$1,546	25%	$17,669	$12,715	$4,954	39%

Noninterest expense for the three and six months ended June 30, 2016 increased $1.5 million and $5.0 million respectively, compared to the same periods a year ago. The increase was primarily driven by increased costs to operate the five newly acquired branches and three offsite ATM locations and balance sheet reconfiguration costs.

For the three months ended June 30, 2016 compared to the same period a year ago:

●

Salaries and related benefits expense for the three months ended June 30, 2016 were $4.1 million, an increase of $511 thousand or 14% compared to the same period a year ago. The increase in salaries and related benefits included costs directly related to the newly acquired branch locations of $413 thousand.

●

Premises and equipment expense for the three months ended June 30, 2016 were $987 thousand, an increase of $278 thousand or 39% compared to the same period a year ago. The increase in premises and equipment expenses included costs directly related to the newly acquired branch locations of $188 thousand.

For the six months ended June 30, 2016 compared to the same period a year ago:

●

Noninterest expenses for the six months ended June 30, 2016 were impacted by the following expenses totaling $3.0 million related to the acquisition of five Bank of America branches and the execution of our plans to reconfigure our Balance Sheet using liquidity provided by those branches:

o	$2.3 million loss on termination of interest rate hedge.
o	$580 thousand of branch acquisition transition costs.
o	$57 thousand prepayment penalty on early repayment of $75.0 million Federal Home Loan Bank of San Francisco hedged term debt.
●	Salaries and related benefits costs directly related to the newly acquired branch locations totaled $514 thousand
●	Premises and equipment expense directly related to the newly acquired branch and offsite ATM locations totaled $214 thousand
●	ATM processing fees increased $84 thousand as a result of the additional activity at the recently acquired branch and offsite ATM locations
●	Loss on sale of other real estate owned increased $155 thousand
●	Stationary and supplies expenses increased $111 thousand compared to the same period a year ago

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in noninterest expense compared to the same period a year ago was partially offset by the following positive items:

●	Salary Continuation Plan savings of $186 thousand.
●	The first six months of 2015 included $237 thousand write-down of a fixed asset.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Provision for income taxes	$430	$964	$642	$1,793
Effective tax rate	21.65%	28.74%	51.86%	29.96%
Provision for income taxes - excluding DTA write-off	$430	$964	$279	$1,793
Effective tax rate - excluding DTA write-off	21.65%	28.74%	22.54%	29.96%

During the six months ended June 30, 2016, we recorded an income tax expense of $279 thousand and wrote-off a $363 thousand deferred tax asset; a net expense of $642 thousand. This compared to income tax expense of $1.8 million for the same period a year ago. Pre-tax income for 2016 is less than in 2015, while permanent deductions and tax credits are essentially unchanged resulting in a decrease in the effective tax rate for 2016. As a result, excluding the write-off of the $363 thousand deferred tax asset, the Company’s effective tax rate decreased for the three and six months compared to the same period a year ago.

The $363 thousand deferred tax asset written off during the first quarter of 2016 was associated with our investment in affordable housing partnerships. The deferred tax asset represented the timing difference between the book amortization of the investments and the Bank’s share of the tax deductible losses incurred by the projects reported on the partnerships’ Schedule K-1. In accordance with ASC 323, deferred tax treatment for these items is not permissible under the proportional amortization method of accounting.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2016, we had total consolidated assets of $1.1 billion, gross loans of $754.1 million, allowance for loan and lease losses (“ALLL”) of $11.9 million, total deposits of $937.6 million, and shareholders’ equity of $92.5 million.

We continued to maintain a strong liquidity position during the reporting period. As of June 30, 2016, we maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $14.7 million. We also held interest-bearing deposits in the amount of $51.3 million.

Available-for-sale investment securities totaled $157.9 million at June 30, 2016, compared to $159.0 million at December 31, 2015. Our available-for-sale investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations and wholesale loan purchases.

During the first six months of 2016, we purchased 30 securities with a par value of $45.1 million and weighted average yield of 2.23% and sold 30 securities with a par value of $32.4 million and weighted average yield of 2.8%. The sales activity resulted in $122 thousand in net realized gains for the six months ended June 30, 2016. During the six months ended June 30, 2016, we also received $11.4 million in proceeds from principal payments, calls and maturities within the available-for-sale investment securities portfolio.

At June 30, 2016, our net unrealized gains on available-for-sale investment securities were $2.6 million compared to $1.6 million at December 31, 2015. The increase in net unrealized gains is primarily due to interest rate declines over the past six months.

We recorded gross loan balances of $754.1 million at June 30, 2016, compared to $716.6 million at December 31, 2015; an increase of $37.5 million. The increase in gross loans was driven by organic loan originations.

The ALLL at June 30, 2016 increased $684 thousand to $11.9 million compared to $11.2 million at December 31, 2015. During the six months ended June 30, 2016 and 2015 there were no provisions for loan and lease losses. Net loan loss recoveries were $684 thousand during the six months ended June 30, 2016, compared to net loan loss recoveries of $582 thousand during the same period a year previous. At June 30, 2016, relying on our ALLL methodology, which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $3.2 million to $10.9 million, or 1.45% of gross loans, as of June 30, 2016, compared to $14.1 million, or 1.97% of gross loans as of December 31, 2015. Past due loans as of June 30, 2016 decreased $6.2 million to $5.0 million, compared to $11.2 million as of December 31, 2015. The decrease in past due loans was primarily attributable to the repayment of $5.5 million on two commercial real estate loans and repayment of $475 thousand on a commercial loan. We believe that risk grading for past due loans appropriately reflects the risk associated with the past due loans. See Note 5 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Our OREO balance at June 30, 2016 was $765 thousand compared to $1.4 million at December 31, 2015. For the six months ended June 30, 2016, we transferred one foreclosed property in the amount of $81 thousand to OREO and we sold eight properties with balances of $664 thousand for a net loss of $149 thousand. During the six months ended June 30, 2016, we recognized a write-down for three properties totaling $76 thousand. See Note 6, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to our OREO portfolio. We remain committed to working with customers who are experiencing financial difficulties to find potential solutions.

Premises and equipment totaled $15.7 million at June 30, 2016 an increase of $4.6 million compared to $11.1 million at December 31, 2015. The increase in premises and equipment is due to the recent branch acquisition, which includes a $2.4 million positive fair value adjustment on the purchased properties. Bank-owned life insurance increased $309 thousand during the six months ended June 30, 2016 to $22.8 million compared to $22.5 million at December 31, 2015. Our net deferred tax assets were $8.0 million at June 30, 2016 compared to $9.8 million at December 31, 2015. As part of the branch acquisition, we recorded a core deposit intangible of $1.8 million and preliminary goodwill of $665 thousand. Other assets which include the Bank’s investment in low income housing tax credit partnerships and investment in Federal Home Loan Bank of San Francisco stock totaled $17.9 million at June 30, 2016 compared to $18.3 million at December 31, 2015.

Total deposits at June 30, 2016, increased $133.8 million or 17% to $937.6 million compared to December 31, 2015. Total non-maturing deposits increased $194.0 million or 37% compared to the same date a year ago and increased $135.6 million or 23% compared to December 31, 2015. Certificates of deposit decreased $16.5 million or 7% compared to the same date a year ago and decreased $1.8 million or 1% compared to December 31, 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter of 2016, the branch acquisition provided an additional $149.0 million of deposits and we called and redeemed $17.5 million of brokered certificates of deposit. At June 30, 2016, the deposits in the acquired branches totaled $139.0 million.

During the first quarter of 2016, we paid off $75.0 million of Federal Home Loan Bank of San Francisco hedged term debt and terminated the interest rate hedge associated with that debt eliminating future contractual interest payments on $75.0 million at 2.64% for the period from payoff to August 1, 2016; and at 3.22% for the period August 1, 2016 to August 1, 2017.

Other liabilities which include the Bank’s supplemental executive retirement plan, and funding obligation for investments in qualified affordable housing partnerships decreased $5.7 million to $10.5 million as of June 30, 2016 compared to $16.2 million at December 31, 2015. The decrease in other liabilities is primarily caused by a $2.3 million decrease related to the termination of interest rate swaps.

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

Available-for-sale investment securities totaled $157.9 million at June 30, 2016, compared to $159.0 million at December 31, 2015. During the second quarter of 2016, net sales of available-for-sale investment securities provided additional liquidity to fund loan growth.

Our held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk many of which are pledged as collateral for our local agency deposit program. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had amortized costs of $35.4 million at June 30, 2016, compared to $35.9 million at December 31, 2015. There were no held-to-maturity securities purchased during the six months ended June 30, 2016.

The following table presents the carrying value of the investment securities portfolio by classification and major type as of June 30, 2016 and December 31, 2015.

	June 30,	December 31,
(Amounts in thousands)	2016	2015
Available-for-sale securities: (1)
U.S. government & agencies	$3,262	$3,943
Obligations of state and political subdivisions	59,015	61,104
Mortgage backed securities and collateralized mortgage obligations	45,015	32,137
Corporate securities	22,313	33,778
Commercial mortgage backed securities	14,865	12,769
Other asset backed securities	13,436	15,299
Total	$157,906	$159,030
Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$35,415	$35,899

(1) Available-for-sale securities are reported at fair value, and held-to-maturity securities are reported at amortized cost.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents information regarding the amortized cost, maturity structure and average yield of the investment portfolio at June 30, 2016.

			Over One Through		Over Five Through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. government & agencies	$—	—%	$3,250	9.13%	$—	—%	$—	—%	$3,250	9.13%
Obligations of state and political subdivisions	1,437	2.72%	8,961	2.69%	19,993	3.09%	26,427	2.59%	56,818	2.79%
Mortgage backed securities and collateralized mortgage obligations	217	4.68%	33,658	2.37%	8,096	3.04%	2,844	2.71%	44,815	2.52%
Corporate securities	3,952	1.54%	10,547	2.55%	4,989	2.85%	2,668	2.36%	22,156	2.42%
Commercial mortgage backed securities	—	—%	1,306	1.27%	—	—%	13,595	2.49%	14,901	2.39%
Other asset backed securities	—	—%	—	—%	3,089	1.05%	10,254	2.39%	13,343	2.08%
Total	$5,606	1.97%	$57,722	2.80%	$36,167	2.87%	$55,788	2.53%	$155,283	2.69%
Held-to-maturity securities:
Obligations of state and political subdivisions	$—	—%	$1,543	3.42%	$16,514	2.97%	$17,358	3.30%	$35,415	3.15%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of June 30, 2016 and December 31, 2015.

(Amounts in thousands)	June 30,		December 31,
Loan Portfolio	2016	%	2015	%
Commercial	$150,410	20%	$132,805	19%
Commercial real estate:
Real estate - construction and land development	39,009	5	28,319	4
Real estate - commercial non-owner occupied	253,873	35	243,374	33
Real estate - commercial owner occupied	154,480	20	156,299	22
Residential real estate:
Real estate - residential - ITIN	47,188	6	49,106	7
Real estate - residential - 1-4 family mortgage	10,862	1	11,390	2
Real estate - residential - equity lines	43,971	6	45,473	6
Consumer and other	54,347	7	49,873	7
Gross loans	754,140	100%	716,639	100%
Deferred loan fees	1,028		870
Loans, net of deferred fees and costs	755,168		717,509
Allowance for loan and lease losses	(11,864)		(11,180)
Net loans	$743,304		$706,329

The following table sets forth the maturity and re-pricing distribution of our gross loans outstanding as of June 30, 2016, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$39,861	$60,912	$49,637	$150,410
Commercial real estate:
Real estate - construction and land development	7,855	11,191	19,963	39,009
Real estate - commercial non-owner occupied	1,857	41,744	210,272	253,873
Real estate - commercial owner occupied	3,921	22,254	128,305	154,480
Residential real estate:
Real estate - residential - ITIN	—	—	47,188	47,188
Real estate - residential - 1-4 family mortgage	—	2,734	8,128	10,862
Real estate - residential - equity lines	752	1,531	41,688	43,971
Consumer and other	49,952	944	3,451	54,347
Gross loans	$104,198	$141,310	$508,632	$754,140
Loans due after one year with:
Fixed rates		$65,681	$152,556	$218,237
Variable rates		75,629	356,076	431,705
Total		$141,310	$508,632	$649,942

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the recorded investment in purchased loans at June 30, 2016 and December 31, 2015.

(Amounts in thousands)	June 30, 2016		December 31, 2015
Purchased Loans	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$112	—%	$—	—%
Commercial real estate	38,627	5	46,999	7
Residential real estate	55,535	7	58,471	8
Consumer and other	51,666	8	46,783	7
Total purchased loans	$145,940	20%	$152,253	22%

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

The following table summarizes our nonperforming assets as of June 30, 2016 and December 31, 2015.

(Amounts in thousands)	June 30,	December 31,
Provision for loan and lease losses charged to expense	2016	2015
Commercial	$2,149	$1,994
Commercial real estate:
Real estate - commercial non-owner occupied	1,197	5,488
Real estate - commercial owner occupied	816	1,071
Total commercial real estate	2,013	6,559
Residential real estate:
Real estate - residential - ITIN	3,664	3,649
Real estate - residential - 1-4 family mortgage	1,824	1,775
Real estate - residential - equity lines	995	—
Total residential real estate	6,483	5,424
Consumer and other	266	32
Total nonaccrual loans	10,911	14,009
90 days past due and still accruing	10	88
Total nonperforming loans	10,921	14,097
Other real estate owned	765	1,423
Total nonperforming assets	$11,686	$15,520
Nonperforming loans to loans, net of deferred fees and costs	1.45%	1.96%
Nonperforming assets to total assets	1.09%	1.53%

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

Loans are reported as troubled debt restructurings when we grant a concession(s) to a borrower experiencing financial difficulties that we would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as we will not collect all amounts due, either principal or interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows of the restructured loans, discounted at the effective interest rate of the original loan agreement. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

As of June 30, 2016, we had $11.2 million in troubled debt restructurings compared to $15.9 million as of December 31, 2015. As of June 30, 2016, we had 118 restructured loans that qualified as troubled debt restructurings, of which 108 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.49% of gross loans as of June 30, 2016, compared to 2.22% at December 31, 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2016 and December 31, 2015, impaired loans of $7.5 million and $6.9 million were classified as accruing troubled debt restructurings, respectively. The restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. We had no obligation to lend additional funds on the restructured loans as of June 30, 2016.

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of June 30, 2016 and December 31, 2015.

(Amounts in thousands)	June 30,	December 31,
Troubled Debt Restructurings	2016	2015
Accruing troubled debt restructurings
Commercial	$760	$49
Commercial real estate:
Real estate - commercial non-owner occupied	816	824
Residential real estate:
Real estate - residential - ITIN	5,336	5,458
Real estate - residential - equity lines	548	558
Total accruing troubled debt restructurings	$7,460	$6,889
Nonaccruing troubled debt restructurings
Commercial	$1,194	$863
Commercial real estate:
Real estate - commercial non-owner occupied	—	4,292
Real estate - commercial owner occupied	—	1,071
Residential real estate:
Real estate - residential - ITIN	2,354	2,538
Real estate - residential - 1-4 family mortgage	206	219
Consumer and other	31	32
Total nonaccruing troubled debt restructurings	$3,785	$9,015
Total troubled debt restructurings
Commercial	$1,954	$912
Commercial real estate:
Real estate - commercial non-owner occupied	816	5,116
Real estate - commercial owner occupied	—	1,071
Residential real estate:
Real estate - residential - ITIN	7,690	7,996
Real estate - residential - 1-4 family mortgage	206	219
Real estate - residential - equity lines	548	558
Consumer and other	31	32
Total troubled debt restructurings	$11,245	$15,904

Total troubled debt restructurings to gross loans outstanding at period end	1.49%	2.22%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at June 30, 2016 increased $684 thousand to $11.9 million compared to $11.2 million at December 31, 2015. During the six months ended June 30, 2016 and the year ended December 31, 2015 there were no provisions for loan and lease losses.

We recorded net loan loss recoveries of $684 thousand for the six months ended June 30, 2016 compared to net loan loss recoveries of $360 thousand for the year ended December 31, 2015. The recoveries occurred primarily from one commercial real estate loan relationship of $2.5 million and were partially offset by charge-offs of $1.4 million from two commercial loan relationships and one residential real estate loan relationship. During the first six months of 2016, net loan loss recoveries combined with continuing improved asset quality resulted in no provision for loan and lease losses. Our ALLL as a percentage of gross loans was 1.57% and 1.56% as of June 30, 2016 and December 31, 2015, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activity in the ALLL reserves at June 30, 2016, December 31, 2015 and June 30, 2015.

	June 30,	December 31,	June 30,
(Amounts in thousands)	2016	2015	2015
Beginning balance ALLL	$11,180	$10,820	$10,820
Provision for loan and lease loss charged to expense	—	—	—
Loans charged off	(2,041)	(2,376)	(890)
Loan and lease loss recoveries	2,725	2,736	1,472
Ending balance ALLL	$11,864	$11,180	$11,402

Nonaccrual loans at period end:
Commercial	$2,149	$1,994	$3,170
Real estate - commercial non-owner occupied	1,197	5,488	6,532
Real estate - commercial owner occupied	816	1,071	1,079
Real estate - residential - ITIN	3,664	3,649	4,375
Real estate - residential - 1-4 family mortgage	1,824	1,775	1,693
Real estate - residential - equity lines	995	—	24
Consumer and other	266	32	34
Total nonaccrual loans	10,911	14,009	16,907
Accruing troubled-debt restructured loans:
Commercial	760	49	10
Real estate - commercial non-owner occupied	816	824	832
Real estate - commercial owner occupied	—	—	849
Real estate - residential - ITIN	5,336	5,458	5,303
Real estate - residential - equity lines	548	558	569
Total accruing restructured loans	7,460	6,889	7,563

All other accruing impaired loans	550	492	530
Total impaired loans	$18,921	$21,390	$25,000

Gross loans outstanding at period end	$754,140	$716,639	$699,774

Ratio of ALLL to gross loans outstanding at period end	1.57%	1.56%	1.63%
Nonaccrual loans to gross loans outstanding at period end	1.45%	1.95%	2.42%

As of June 30, 2016, impaired loans totaled $18.9 million, of which $10.9 million were in nonaccrual status. Of the total impaired loans, $9.1 million or 122 were ITIN loans with an average balance of approximately $74 thousand. The remaining impaired loans consist of eight commercial loans, five commercial real estate loans, six residential mortgages, 12 home equity loans and two consumer loans.

At June 30, 2016, impaired loans had a corresponding valuation allowance of $903 thousand. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the allocation of the ALLL and percent of loans in each category to gross loans as of June 30, 2016 and December 31, 2015.

(Amounts in thousands)	June 30, 2016		December 31, 2015
ALLL	Amount	% Loan Category	Amount	% Loan Category
Commercial	$2,591	22%	$2,493	23%
Commercial real estate:
Real estate - construction and land development	340	3	246	2
Real estate - commercial non-owner occupied	3,472	29	3,262	29
Real estate - commercial owner occupied	2,217	19	2,276	20
Residential real estate:
Real estate - residential - ITIN	1,312	11	998	9
Real estate - residential - 1-4 family mortgage	85	1	93	1
Real estate - residential - equity lines	474	4	486	4
Consumer and other	763	6	770	7
Unallocated	610	5	556	5
Total ALLL	$11,864	100%	$11,180	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2016, the unallocated allowance amount represented 5% of the ALLL, compared to 5% at December 31, 2015. While the ALLL composition is an indication of specific amounts or loan categories in which future charge offs may occur, actual amounts may differ.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits

Total deposits as of June 30, 2016 were $937.6 million compared to $803.7 million at December 31, 2015, an increase of $133.8 million or 17%. During the first quarter of 2016, the branch acquisition provided an additional $149.0 million of deposits and we called and redeemed $17.5 million of brokered certificates of deposit.

The following table presents the deposit balances by major category as of June 30, 2016, and December 31, 2015.

(Amounts in thousands)	June 30, 2016		December 31, 2015
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$224,467	24%	$169,507	21%
Interest-bearing demand	174,492	19	165,316	20
Money market accounts	211,117	22	150,342	19
Savings	105,228	11	94,503	12
Certificates of deposit, $100,000 or greater	173,995	19	189,969	24
Certificates of deposit, less than $100,000	48,257	5	34,098	4
Total	$937,556	100%	$803,735	100%

The following table sets forth the distribution of our average daily balances and their respective rates as of June 30, 2016, and December 31, 2015.

	June 30, 2016		December 31, 2015
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$164,948	0.12%	$145,106	0.16%
Money market accounts	188,343	0.16%	137,999	0.17%
Savings	100,008	0.17%	92,659	0.23%
Certificates of deposit	222,897	1.00%	238,626	0.99%
Interest-bearing deposits	676,196	0.43%	614,390	0.49%
Noninterest-bearing demand	201,457		156,578
Average total deposits	$877,653		$770,968

Term debt (1)	$55,478	3.90%	$88,874	1.98%
Junior subordinated debentures	10,310	2.20%	10,310	1.89%
Average total borrowings	$65,788	3.64%	$99,184	1.97%

(1) Borrowing rate on Federal Home Loan Bank of San Francisco borrowings includes impact of interest rate swaps. During the first quarter of 2016 all FHLB term debt was repaid and an interest rate hedge associated with $75.0 million of that debt was terminated.

Deposit Maturity Schedule

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of June 30, 2016.

(Amounts in thousands)	June 30,
Maturing in:	2016
Three months or less	$26,530
Three through six months	23,848
Six through twelve months	29,678
Over twelve months	93,939
Total	$173,995

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

In accordance with regulatory Call Report instructions, we filed quarterly Call Reports, which listed brokered deposits of $54.8 million, and $94.4 million at June 30, 2016 and December 31, 2015, respectively. These amounts include deposits obtained through the CDARS and ICS programs of $54.8 million and $76.9 million, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Borrowings

Term Debt

At June 30, 2016, we had term debt outstanding with a carrying value of $19.4 million compared to $94.7 million at December 31, 2015. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco borrowings

We utilized a portion of the new liquidity from our branch acquisition to repay $75.0 million of Federal Home Loan Bank of San Francisco hedged term debt during the first quarter of 2016. Advances from the Federal Home Loan Bank of San Francisco were $75.0 million at December 31, 2015. See Note 10 Federal Funds Purchased and Lines of Credit in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings and our remaining line of credit.

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million. The debt is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce. At June 30, 2016 the Senior Debt had a balance of $9.4 million at a variable rate of three month LIBOR plus 400 basis points and matures in 2020.

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million of fixed to floating rate subordinated notes. The subordinated debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points. At June 30, 2016, the Subordinated Debt had a balance of $10.0 million due in 2025.

Capital Lease

In March of 2016, the Bank entered into a capital lease agreement with Bank of America for one of the branch locations. The total obligation under the lease agreement is $172 thousand payable over a four-year period in monthly installments of principal and interest at a 6.0% annual interest rate. The lease may terminate early upon receipt of certification that there are no adverse environmental conditions. Upon termination of the lease agreement, the net present value of the lease becomes due and title will be transferred to the Bank.

Junior Subordinate Debentures

Bank of Commerce Holdings Trust II

During July 2005, the Holding Company participated in a $10.0 million private placement of fixed rate trust preferred securities (the "Trust Preferred Securities") through a newly formed wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at three month LIBOR plus 158 basis points. The effective interest rate at June 30, 2016 was 2.23%.

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

LIQUIDITY AND CASH FLOW

Redding Bank of Commerce

On March 11, 2016, we completed the purchase of five Bank of America branches located in Northern California. The transaction was attractive to us because it provided a new source of low cost core deposits and allowed us to execute our plan to reconfigure our Balance Sheet. The acquisition provided approximately $142.3 million of new liquidity ($149.0 million of new deposits less payments of $6.7 million made to Bank of America). As we previously announced on March 14, 2016, we utilized a portion of that new liquidity to reduce our reliance on wholesale funding sources, repaying $75.0 million of Federal Home Loan Bank of San Francisco hedged term debt and redeeming $17.5 million of brokered time deposits. We are utilizing the remaining liquidity to fund future loan growth.

The principal objective of our liquidity management program is to maintain our ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds on deposit or to draw upon their credit facilities.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 3% of total deposits at June 30, 2016 and December 31, 2015. In addition to liquidity from core deposits, loan repayments and maturities of securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow from the Federal Reserve Bank, or issue brokered certificates of deposit.

The Bank had the following lines of credit:

●

Available lines of credit with the Federal Home Loan Bank of San Francisco totaling $295.1 million as of June 30, 2016; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	Available lines of credit with the Federal Reserve Bank totaling $34.5 million subject to collateral requirements, namely the amount of certain pledged loans.
●

Uncommitted federal funds line of credit agreements with additional financial institutions totaling $40.0 million at June 30, 2016. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

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

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $3.4 million was provided by operating activities for the six months ended June 30, 2016. The material differences between cash provided by operating activities and net income was due to a $2.3 million in loss on the cancellation of interest rate swap and non-cash items including depreciation, amortization and increased deferred tax assets were $2.2 million.

Net cash of $103.0 million provided by investing activities consisted principally of $142.4 million from the acquisition of Bank of America branches and $11.4 million in proceeds from maturities and payments of available-for-sale securities. These sources were partially offset by $2.6 million in payments to derivative counterparties for the termination of interest rate swaps, $ 10.7 million in net purchases of available-for-sale investment securities and $36.8 million in net loan purchases and originations.

Net cash of $91.5 million used for financing activities consisted principally of $75.5 million in net repayment of term debt and $26.0 million decrease in certificates of deposit, partially offset by an increase in demand deposits and savings accounts of $10.8 million.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Holding Company and the Bank met all capital adequacy requirements to which they are subject, as of June 30, 2016.

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

As of June 30, 2016, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Holding Company and the Bank’s capital amounts and ratios as of June 30, 2016, are presented in the following table.

		Actual	Well Capitalized	Minimum Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement
Holding Company:
Common equity tier 1 capital ratio	$89,045	9.69%	n/a	4.50%
Tier 1 capital ratio	$99,012	10.77%	n/a	6.00%
Total capital ratio	$120,514	13.11%	n/a	8.00%
Tier 1 leverage ratio	$99,012	9.34%	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$117,929	12.80%	6.50%	4.50%
Tier 1 capital ratio	$117,929	12.80%	8.00%	6.00%
Total capital ratio	$129,458	14.05%	10.00%	8.00%
Tier 1 leverage ratio	$117,929	11.14%	5.00%	4.00%

Total shareholders’ equity at June 30, 2016 was $92.5 million, compared to shareholder’s equity of $90.5 million reported at December 31, 2015.

As part of the branch acquisition, we recorded a core deposit intangible of $1.8 million and goodwill of $665 thousand. When calculating capital ratios, goodwill and a portion of core deposit intangibles are subtracted from Tier 1 capital. The deduction for core deposit intangibles is subject to a phase in period under the Basel III risk based capital rules. During 2016, 60% of the core deposit intangible will be deducted from Tier 1 capital, 80% for 2017 and 100% thereafter. Both of these intangible assets are subtracted from tangible equity as part of the calculation of tangible book value per share.

Cash Dividends and Payout Ratios per Common Share

During the six months ended June 30, 2016 and the year ended December 31, 2015, we declared a quarterly cash dividend of $0.03 per common share. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed periodically by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06
Dividend payout ratio	28%	17%	135%	20%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of June 30, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of June 30, 2016, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first six months of 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

3.1	Restated Articles of Incorporation
4.1	Certificate of Determination of Preferences of Series A Fixed Rate Cumulative Perpetual Preferred Stock
31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: August 05, 2016	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)