Form 10-Q
period 2016-09-30
Bank of Commerce Holdings
filed 2016-11-04
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of October 28, 2016: 13,439,422

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

September 30, 2016 and December 31, 2015

	September 30,	December 31,
(Amounts in thousands, except share information)	2016	2015
Assets:
Cash and due from banks	$19,699	$9,730
Interest-bearing deposits in other banks	65,431	41,462
Total cash and cash equivalents	85,130	51,192

Securities available-for-sale, at fair value	156,440	159,030
Securities held-to-maturity, at amortized cost	31,771	35,899

Loans, net of deferred fees and costs	780,174	717,509
Allowance for loan and lease losses	(11,849)	(11,180)
Net loans	768,325	706,329

Premises and equipment, net	15,930	11,072
Other real estate owned	793	1,423
Life insurance	22,946	22,485
Deferred tax asset, net	8,171	9,760
Goodwill and core deposit intangibles, net	2,307	—
Other assets	19,205	18,251
Total assets	$1,111,018	$1,015,441

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest bearing	$254,435	$169,507
Demand - interest bearing	394,525	315,658
Savings	110,201	94,503
Certificates of deposit	216,332	224,067
Total deposits	975,493	803,735

Term debt:
Principal	19,317	94,917
Less unamortized debt issuance costs	(193)	(223)
Net term debt	19,124	94,694

Junior subordinated debentures	10,310	10,310
Other liabilities	11,798	16,180
Total liabilities	1,016,725	924,919

Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: 17,161,096 issued; 13,439,422 outstanding as of September 30, 2016 and 13,385,154 outstanding as of December 31, 2015	24,483	24,214
Retained earnings	68,321	66,562
Accumulated other comprehensive income (loss)	1,489	(254)
Total shareholders' equity	94,293	90,522
Total liabilities and shareholders' equity	$1,111,018	$1,015,441

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share information)	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$9,007	$8,357	$26,254	$24,572
Interest on taxable securities	689	743	2,281	2,489
Interest on tax-exempt securities	552	592	1,734	1,793
Interest on interest-bearing deposits in other banks	82	40	222	167
Total interest income	10,330	9,732	30,491	29,021
Interest expense:
Interest on demand deposits	136	116	388	339
Interest on savings deposits	43	53	129	162
Interest on certificates of deposit	524	586	1,636	1,771
Interest on term debt	292	475	1,369	1,187
Interest on junior subordinated debentures	59	47	172	143
Total interest expense	1,054	1,277	3,694	3,602
Net interest income	9,276	8,455	26,797	25,419
Provision for loan and lease losses	—	—	—	—
Net interest income after provision for loan and lease losses	9,276	8,455	26,797	25,419
Noninterest income:
Service charges on deposit accounts	133	52	293	153
ATM and point of sale fees	287	96	714	279
Fees on payroll and benefit processing	133	138	432	416
Earnings on cash surrender value - life insurance	152	158	461	482
Gain on sale of investment securities, net	70	137	192	413
Impairment losses on investment securities	—	—	(546)	—
Other income	184	227	799	800
Total noninterest income	959	808	2,345	2,543
Noninterest expense:
Salaries and related benefits	3,873	3,208	12,188	10,693
Premises and equipment	1,071	714	2,847	2,157
Federal Deposit Insurance Corporation insurance premium	176	159	513	544
Data processing fees	464	243	1,142	736
Professional service fees	303	337	1,209	1,167
Telecommunications	199	116	545	335
Branch acquisition costs	—	—	580	—
Loss on cancellation of interest rate swap	—	—	2,325	—
Other expenses	1,039	797	3,445	2,657
Total noninterest expense	7,125	5,574	24,794	18,289
Income before provision for income taxes	3,110	3,689	4,348	9,673
Provision for income taxes	744	1,164	1,386	2,957
Net income	$2,366	$2,525	$2,962	$6,716
Less: Preferred stock dividends	—	50	—	150
Income available to common shareholders	$2,366	$2,475	$2,962	$6,566

Earnings per share - basic	$0.18	$0.18	$0.22	$0.49
Weighted average shares - basic	13,369	13,340	13,366	13,327
Earnings per share - diluted	$0.18	$0.18	$0.22	$0.49
Weighted average shares - diluted	13,439	13,377	13,412	13,358

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2016	2015	2016	2015
Net income	$2,366	$2,525	$2,962	$6,716

Available-for-sale securities:
Unrealized (losses) gains arising during the period	(306)	253	294	(544)
Income taxes	126	(104)	(121)	224
Change in unrealized (losses) gains, net of tax	(180)	149	173	(320)

Reclassification adjustment for realized gains included in net income	(48)	(137)	(171)	(413)
Income taxes	19	54	70	170
Realized gains, net of tax	(29)	(83)	(101)	(243)

Reclassification adjustment for other than temporary impairment included in net income	—	—	546	—
Income taxes	—	—	(225)	—
Realized impairment, net of tax	—	—	321	—
Net change in unrealized (losses) gains on available-for-sale securities	(209)	66	393	(563)

Held-to-maturity securities:
Amortization of held-to-maturity fair value adjustment	(22)	(37)	(79)	(116)
Income taxes	9	14	33	47
Net change in fair value adjustment on held-to-maturity securities	(13)	(23)	(46)	(69)

Derivatives:
Unrealized losses arising during the period	—	(457)	(348)	(917)
Income taxes	—	188	143	377
Change in unrealized losses, net of tax	—	(269)	(205)	(540)

Reclassification adjustments for net losses on derivatives included in net income	—	418	2,721	1,005
Income taxes	—	(177)	(1,120)	(414)
Reclassification adjustments for net losses included in net income, net of tax	—	241	1,601	591
Net change in unrealized losses on derivatives	—	(28)	1,396	51
Other comprehensive income (loss)	(222)	15	1,743	(581)
Comprehensive income – Bank of Commerce Holdings	$2,144	$2,540	$4,705	$6,135

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2015 and nine months ended September 30, 2016 (Unaudited)

(Amounts in thousands except per share information)	Preferred Stock Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss) Net of Tax	Total
Balance at January 1, 2015	$19,931	13,294	$23,891	$59,867	$(87)	$103,602
Net income	—	—	—	8,586	—	8,586
Other comprehensive loss, net of tax	—	—	—	—	(167)	(167)
Comprehensive income	—	—	—	—	—	8,419
Dividend on preferred stock	—	—	—	(189)	—	(189)
Dividend on common stock ($0.12 per share)	—	—	—	(1,600)	—	(1,600)
Common stock issued under employee plans	—	9	36	—	—	36
Stock options exercised	—	39	156	—	—	156
Compensation expense associated with stock options	—	—	42	—	—	42
Compensation expense associated with restricted stock	—	—	89	—	—	89
Preferred stock redemption	(20,000)	—	—	(33)	—	(20,033)
Preferred stock accretion	69	—	—	(69)	—	—
Balance at December 31, 2015 (1)	$—	13,342	$24,214	$66,562	$(254)	$90,522
(1) Excludes 43 unvested restricted shares

				Accumulated
		Common		Other Comp-
	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2016	13,342	$24,214	$66,562	$(254)	$90,522
Net income	—	—	2,962	—	2,962
Other comprehensive income, net of tax	—	—	—	1,743	1,743
Comprehensive income	—	—	—	—	4,705
Dividend on common stock ($0.09 per share)	—	—	(1,203)	—	(1,203)
Common stock issued under employee plans	26	84	—	—	84
Stock options exercised	1	4	—	—	4
Compensation expense associated with stock options	—	18	—	—	18
Compensation expense associated with restricted stock	—	163	—	—	163
Balance at September 30, 2016 (1)	13,369	$24,483	$68,321	$1,489	$94,293
(1) Excludes 70 unvested restricted shares

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and September 30, 2015

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2016	2015
Cash flows from operating activities:
Net income	$2,962	$6,716
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	1,397	1,126
Amortization of core deposit intangibles	130	—
Amortization of debt issuance costs	30	—
Compensation expense associated with stock options	18	33
Compensation expense associated with restricted stock	163	68
Net gain on sale or call of securities	(192)	(413)
Other than temporary impairment on investment securities	546	—
Amortization of investment premiums and accretion of discounts, net	1,256	1,424
Amortization of held-to-maturity fair value adjustments	(79)	(116)
Loss on cancellation of interest rate swap	2,325	—
Loss (gain) on disposal of fixed assets	2	(4)
Write-down of fixed assets	—	238
Write-down of other real estate owned	76	—
Loss on sale of other real estate owned	119	4
Decrease in deferred income taxes	363	—
Increase in cash surrender value of life insurance	(461)	(482)
(Decrease) increase in deferred compensation and salary continuation plans	(26)	28
Increase in deferred loan fees and costs	(285)	(561)
(Increase) decrease in other assets	(796)	669
Decrease in other liabilities	(1,059)	(1,165)
Net cash provided by operating activities	6,489	7,565

Cash flows from investing activities:
Proceeds from maturities of and payments on available-for-sale securities	25,660	18,328
Proceeds from sale of available-for-sale securities	46,699	61,255
Purchases of available-for-sale securities	(70,892)	(52,015)
Proceeds from maturities of and payments on held-to-maturity securities	4,310	849
Investment in qualified affordable housing partnerships	(688)	(863)
Net redemption of Federal Home Loan Bank of San Francisco stock	—	1,263
Loan originations, net of principal repayments	(74,008)	(51,452)
Net repayment on (purchase of) loan pools	12,316	(9,833)
Purchase of premises and equipment	(2,067)	(347)
Proceeds from the sale of other real estate owned	545	2,864
Payments to derivative counterparties for the termination of interest rate swaps	(2,578)	—
Acquisition of branches, net of cash paid	142,411	—
Net cash provided (used) by investing activities	81,708	(29,951)

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2016	2015
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	$54,607	$6,727
Net decrease in certificates of deposit	(31,896)	(16,257)
Advances on term debt	55,000	240,000
Repayment of term debt	(130,772)	(240,000)
Proceeds from stock options exercised	4	152
Cash dividends paid on preferred stock	—	(150)
Cash dividends paid on common stock	(1,202)	(1,199)
Net cash used in financing activities	(54,259)	(10,727)
Net increase (decrease) in cash and cash equivalents	33,938	(33,113)
Cash and cash equivalents at beginning of year	51,192	58,422
Cash and cash equivalents at end of period	$85,130	$25,309

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the nine months ended September 30, 2016 and September 30, 2015

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2016	2015
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$3,444	$3,650
Interest	$3,884	$3,486
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$110	$3,721
Transfer of fixed asset to other real estate owned	$—	$170

Changes in unrealized gain (loss) on investment securities available-for-sale	$669	$(957)
Changes in net deferred tax asset related to changes in unrealized gain (loss) on investment securities available-for-sale	(276)	394
Changes in accumulated other comprehensive income due to changes in unrealized gain on investment securities available-for-sale	$393	$(563)

Accretion of held-to-maturity investment securities from other comprehensive income to interest income	$(79)	$(116)
Changes in deferred tax related to accretion of held-to-maturity investment securities	33	47
Changes in accumulated other comprehensive income due to accretion of held-to-maturity investment securities	$(46)	$(69)

Changes in unrealized loss on derivatives	$(348)	$(917)
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	143	377
Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$(205)	$(540)

Reclassification of losses on derivatives	$2,721	$1,005
Changes in net deferred tax asset related to reclassification of losses on derivatives	(1,120)	(414)
Changes in accumulated other comprehensive income due to reclassification of losses on derivatives	$1,601	$591
Supplemental disclosures of non cash financing activities:
Vested restricted stock issued under employee plans	$84	$36
Cash dividend declared on common shares and payable after period-end	$401	$400
Cash dividend declared on preferred shares and payable after period-end	$—	$50
Transactions Related to Acquisition:
Assets acquired - fair value	$155,230	$—
Goodwill	$665	$—
Liabilities assumed - fair value	$149,239	$—

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a bank holding company (“BHC”) with its principal offices in Redding, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, which have been derived from the unaudited interim consolidated financial statements and audited consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2016 and December 31, 2015, the Company had one wholly-owned trust (“Trust”) formed in 2005 to issue trust preferred securities and related common securities. The Company has not consolidated the accounts of the Trust in its Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trust are reflected in our Consolidated Balance Sheets.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended		For the Nine Months Ended
(Amounts in thousands, except per share information)	September 30,		September 30,
Earnings Per Share	2016	2015	2016	2015
Numerators:
Net income	$2,366	$2,525	$2,962	$6,716
Less:
Preferred stock dividends	—	50	—	150
Net income available to common shareholders	$2,366	$2,475	$2,962	$6,566
Denominators:
Weighted average number of common shares outstanding - basic	13,369	13,340	13,366	13,327
Potentially dilutive common shares (1)	70	37	46	31
Weighted average number of common shares outstanding - diluted	13,439	13,377	13,412	13,358
Earnings per common share:
Basic	$0.18	$0.18	$0.22	$0.49
Diluted	$0.18	$0.18	$0.22	$0.49
Anti-dilutive options not included in diluted earnings per share calculation	74	121	111	121
Anti-dilutive restricted shares not included in diluted earnings per share calculation	—	—	41	30
(1) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities as of September 30, 2016, and December 31, 2015.

	As of September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
Obligations of state and political subdivisions	$57,937	$2,059	$(44)	$59,952
Residential mortgage backed securities and collateralized mortgage obligations	53,907	369	(230)	54,046
Corporate securities	16,190	238	(82)	16,346
Commercial mortgage backed securities	16,291	24	(61)	16,254
Other asset backed securities	9,826	87	(71)	9,842
Total	$154,151	$2,777	$(488)	$156,440
Held-to-maturity securities:
Obligations of state and political subdivisions	$31,771	$1,628	$(11)	$33,388

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$3,886	$57	$—	$3,943
Obligations of state and political subdivisions	59,332	1,811	(39)	61,104
Residential mortgage backed securities and collateralized mortgage obligations	32,215	192	(270)	32,137
Corporate securities	33,775	194	(191)	33,778
Commercial mortgage backed securities	12,893	10	(134)	12,769
Other asset backed securities	15,331	82	(114)	15,299
Total	$157,432	$2,346	$(748)	$159,030
Held-to-maturity securities:
Obligations of state and political subdivisions	$35,899	$966	$(220)	$36,645

The following table presents the expected maturities of investment securities at September 30, 2016.

	Available-For-Sale		Held-To-Maturity
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$4,946	$4,991	$—	$—
One year through five years	62,910	63,417	4,575	4,830
Five years through ten years	33,575	34,693	13,435	14,087
After ten years	52,720	53,339	13,761	14,471
Total	$154,151	$156,440	$31,771	$33,388

The amortized cost and fair value of residential mortgage backed, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

The following table presents the fair value of the securities held for pledging, segregated by purpose, as of September 30, 2016.

(Amounts in thousands)	Pledged	Available To Be Pledged	Total Held For Pledging Purposes
Public funds collateral	$17,687	$7,921	$25,608
Federal Home Loan Bank of San Francisco borrowings	—	18,616	18,616
Total	$17,687	$26,537	$44,224

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the cash proceeds from sales of securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Proceeds from sales of securities	$12,310	$25,340	$46,699	$61,255

Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$25	$16	$136	$86
Residential mortgage backed securities and collateralized mortgage obligations	12	49	14	111
Corporate securities	29	52	105	134
Commercial mortgage backed securities	—	10	4	14
Other asset backed securities	10	50	31	142
Total gross realized gains on sales of securities	76	177	290	487
Gross realized losses on sales of securities:
U.S. government & agencies	—	(4)	—	(5)
Obligations of state and political subdivisions	(3)	(4)	(3)	(4)
Residential mortgage backed securities and collateralized mortgage obligations	—	(2)	(64)	(12)
Corporate securities	(2)	—	(27)	—
Commercial mortgage backed securities	(1)	—	(1)	—
Other asset backed securities	—	(30)	(3)	(53)
Total gross realized losses on sales of securities	(6)	(40)	(98)	(74)
Gain on investment securities, net	$70	$137	$192	$413

Investment securities that were in an unrealized loss position as of September 30, 2016 and December 31, 2015 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or underlying collateral.

	As of September 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
Obligations of states and political subdivisions	$4,793	$(44)	$—	$—	$4,793	$(44)
Residential mortgage backed securities and collateralized mortgage obligations	18,276	(109)	5,283	(121)	23,559	(230)
Corporate securities	5,014	(55)	2,648	(27)	7,662	(82)
Commercial mortgage backed securities	8,155	(43)	2,944	(18)	11,099	(61)
Other asset backed securities	2,222	(5)	1,345	(66)	3,567	(71)
Total temporarily impaired securities	$38,460	$(256)	$12,220	$(232)	$50,680	$(488)
Held-to-maturity securities:
Obligations of states and political subdivisions	$1,433	$(4)	$1,023	$(7)	$2,456	$(11)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
Obligations of states and political subdivisions	$7,682	$(39)	$—	$—	$7,682	$(39)
Residential mortgage backed securities and collateralized mortgage obligations	16,279	(210)	4,931	(60)	21,210	(270)
Corporate securities	18,707	(191)	—	—	18,707	(191)
Commercial mortgage backed securities	7,557	(62)	1,516	(72)	9,073	(134)
Other asset backed securities	4,734	(13)	3,430	(101)	8,164	(114)
Total temporarily impaired securities	$54,959	$(515)	$9,877	$(233)	$64,836	$(748)
Held-to-maturity securities:
Obligations of states and political subdivisions	$1,513	$(63)	$4,831	$(157)	$6,344	$(220)

At September 30, 2016, 40 securities were in unrealized loss positions and at December 31, 2015, 59 securities were in unrealized loss positions.

Other-Than-Temporary Impairment

At June 30, 2016, we held $3.2 million par value of AgriBank subordinated notes due July 15, 2019. On April 28, 2016 AgriBank announced that, on July 15, 2016 it would redeem all of the outstanding principal amount of these notes at 100% of the principal amount together with all accrued and unpaid interest. During the second quarter of 2016, we determined that the present value of the expected cash flows on our AgriBank investment was $546 thousand less than our amortized cost basis and recorded an other-than-temporary impairment for that amount. We did not recognize any additional, other-than-temporary impairment losses for the nine months ended September 30, 2016, or the year ended December 31, 2015.

NOTE 5. LOANS

Outstanding loan balances consisted of the following at September 30, 2016, and December 31, 2015.

(Amounts in thousands)	September 30,	December 31,
Loan Portfolio	2016	2015
Commercial	$136,235	$132,805
Commercial real estate:
Real estate - construction and land development	48,365	28,319
Real estate - commercial non-owner occupied	281,977	243,374
Real estate - commercial owner occupied	160,474	156,299
Residential real estate:
Real estate - residential - Individual Tax Identification Number (“ITIN”)	46,458	49,106
Real estate - residential - 1-4 family mortgage	10,770	11,390
Real estate - residential - equity lines	42,363	45,473
Consumer and other	52,377	49,873
Gross loans	779,019	716,639
Deferred fees and costs	1,155	870
Loans, net of deferred fees and costs	780,174	717,509
Allowance for loan and lease losses	(11,849)	(11,180)
Net loans	$768,325	$706,329

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Gross loan balances in the table above include net purchase discounts of $2.9 million and $2.3 million as of September 30, 2016, and December 31, 2015, respectively.

Age analysis of gross loan balances for past due loans, segregated by class of loans, as of September 30, 2016, and December 31, 2015, was as follows.

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
September 30, 2016	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$299	$—	$—	$299	$135,936	$136,235	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	48,365	48,365	—
Real estate - commercial non-owner occupied	—	—	1,196	1,196	280,781	281,977	—
Real estate - commercial owner occupied	—	—	113	113	160,361	160,474	—
Residential real estate:
Real estate - residential - ITIN	664	159	979	1,802	44,656	46,458	—
Real estate - residential - 1-4 family mortgage	155	405	665	1,225	9,545	10,770	—
Real estate - residential - equity lines	181	35	—	216	42,147	42,363	—
Consumer and other	291	73	—	364	52,013	52,377	—
Total	$1,590	$672	$2,953	$5,215	$773,804	$779,019	$—

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2015	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$30	$634	$664	$132,141	$132,805	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	28,319	28,319	—
Real estate - commercial non-owner occupied	64	—	5,665	5,729	237,645	243,374	—
Real estate - commercial owner occupied	—	—	1,071	1,071	155,228	156,299	—
Residential real estate:
Real estate - residential - ITIN	1,018	118	850	1,986	47,120	49,106	—
Real estate - residential - 1-4 family mortgage	—	404	871	1,275	10,115	11,390	—
Real estate - residential - equity lines	137	97	—	234	45,239	45,473	—
Consumer and other	150	50	88	288	49,585	49,873	88
Total	$1,369	$699	$9,179	$11,247	$705,392	$716,639	$88

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize impaired loans by loan class as of September 30, 2016, and December 31, 2015.

	As of September 30, 2016
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,728	$2,562	$—
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	1,196	—
Real estate - commercial owner occupied	800	847	—
Residential real estate:
Real estate - residential - ITIN	6,252	7,881	—
Real estate - residential - 1-4 family mortgage	1,798	2,585	—
Real estate - residential - equity lines	1,085	1,411	—
Consumer and other	222	225	—
Total with no related allowance recorded	$13,081	$16,707	$—

With an allowance recorded:
Commercial	$707	$707	$74
Commercial real estate:
Real estate - commercial non-owner occupied	811	811	24
Real estate - commercial owner occupied	341	341	64
Residential real estate:
Real estate - residential - ITIN	2,420	2,465	481
Real estate - residential - equity lines	543	543	271
Consumer and other	30	30	11
Total with an allowance recorded	$4,852	$4,897	$925

By loan class:
Commercial	$2,435	$3,269	$74
Commercial real estate	3,148	3,195	88
Residential real estate	12,098	14,885	752
Consumer and other	252	255	11
Total impaired loans	$17,933	$21,604	$925

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2015
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,282	$1,519	$—
Commercial real estate:
Real estate - commercial non-owner occupied	5,488	6,226	—
Real estate - commercial owner occupied	1,071	1,794	—
Residential real estate:
Real estate - residential - ITIN	7,063	8,662	—
Real estate - residential - 1-4 family mortgage	1,775	2,775	—
Real estate - residential - equity lines	142	142	—
Consumer and other	—	—	—
Total with no related allowance recorded	$16,821	$21,118	$—

With an allowance recorded:
Commercial	$761	$820	$122
Commercial real estate:
Real estate - commercial non-owner occupied	824	824	35
Real estate - commercial owner occupied	350	350	62
Residential real estate:
Real estate - residential - ITIN	2,044	2,089	321
Real estate - residential - equity lines	558	558	279
Consumer and other	32	32	13
Total with an allowance recorded	$4,569	$4,673	$832

By loan class:
Commercial	$2,043	$2,339	$122
Commercial real estate	7,733	9,194	97
Residential real estate	11,582	14,226	600
Consumer and other	32	32	13
Total impaired loans	$21,390	$25,791	$832

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $93 thousand and $127 thousand for the three months ended September 30, 2016 and 2015, respectively. We would have recognized additional interest income, net of tax, of approximately $249 thousand and $287 thousand for the nine months ended September 30, 2016 and 2015, respectively.

Nonaccrual loans, segregated by loan class, were as follows as of September 30, 2016 and December 31, 2015.

(Amounts in thousands)	September 30,	December 31,
Nonaccrual Loans	2016	2015
Commercial	$1,710	$1,994
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	5,488
Real estate - commercial owner occupied	800	1,071
Residential real estate:
Real estate - residential - ITIN	3,392	3,649
Real estate - residential - 1-4 family mortgage	1,798	1,775
Real estate - residential - equity lines	942	—
Consumer and other	252	32
Total	$10,090	$14,009

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$2,601	$10	$2,885	$—
Commercial real estate:
Real estate - commercial non-owner occupied	2,010	12	6,874	12
Real estate - commercial owner occupied	1,147	6	2,281	15
Residential real estate:
Real estate - residential - ITIN	8,831	42	9,616	36
Real estate - residential - 1-4 family mortgage	1,808	—	1,677	—
Real estate - residential - equity lines	1,661	7	742	6
Consumer and other	257	—	33	—
Total	$18,315	$77	$24,108	$69

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$2,551	$14	$3,919	$22
Commercial real estate:
Real estate - commercial non-owner occupied	2,015	35	7,767	37
Real estate - commercial owner occupied	1,333	19	2,286	52
Residential real estate:
Real estate - residential - ITIN	9,037	124	9,819	102
Real estate - residential - 1-4 family mortgage	1,774	—	1,790	—
Real estate - residential - equity lines	1,558	20	763	20
Consumer and other	133	—	34	—
Total	$18,401	$212	$26,378	$233

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

At September 30, 2016 and December 31, 2015, impaired loans of $7.4 million and $6.9 million, respectively, were classified as performing restructured loans.

In order for a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. We had no obligation to lend additional funds on any restructured loans as of September 30, 2016 or December 31, 2015.

As of September 30, 2016, we had $11.2 million in troubled debt restructurings compared to $15.9 million as of December 31, 2015. As of September 30, 2016, we had 119 loans that qualified as troubled debt restructurings, of which 110 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.43% of gross loans as of September 30, 2016, compared to 2.22% at December 31, 2015.

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

The following tables present the period end balances of newly restructured loans and the types of modifications that occurred during the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30, 2016				For the Three Months Ended September 30, 2015
(Amounts in thousands)							Rate &
Troubled Debt Restructuring Modification Types	Maturity	Rate & Maturity	Principal Reduction	Total	Rate	Rate & Maturity	Payment Deferral	Payment Deferral	Total
Commercial	$139	$—	$—	$139	$—	$45	$—	$—	$45
Residential real estate:
Real estate - residential - ITIN	—	—	82	82	—	—	—	103	103
Total	$139	$—	$82	$221	$—	$45	$—	$103	$148

	For the Nine Months Ended September 30, 2016					For the Nine Months Ended September 30, 2015
(Amounts in thousands)								Rate &
Troubled Debt Restructuring Modification Types	Maturity	Rate & Maturity	Principal Reduction	Payment Deferral	Total	Rate	Rate & Maturity	Payment Deferral	Payment Deferral	Total
Commercial	$139	$951	$—	$—	$1,090	$—	$45	$—	$734	$779
Residential real estate:
Real estate - residential - ITIN	—	—	82	118	200	115	—	266	206	587
Total	$139	$951	$82	$118	$1,290	$115	$45	$266	$940	$1,366

For the three and nine month periods ended September 30, 2016 and 2015, the tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner, which grants a concession to a borrower experiencing financial difficulties.

	For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$135	$147	1	$49	$49
Residential real estate:
Real estate - residential - ITIN	1	97	82	2	225	193
Total	2	$232	$229	3	$274	$242

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	2	$1,262	$1,273	2	$872	$872
Residential real estate:
Real estate - residential - ITIN	2	267	252	8	747	678
Total	4	$1,529	$1,525	10	$1,619	$1,550

There were no loans modified as troubled debt restructuring during the 12 month periods preceding September 30, 2016 and 2015, for which there was a payment default during the three and nine month periods ended September 30, 2016 and 2015.

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

Performing and nonperforming loans, segregated by class of loans, were as follows at September 30, 2016 and December 31, 2015.

(Amounts in thousands)	September 30, 2016
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$134,525	$1,710	$136,235
Commercial real estate:
Real estate - construction and land development	48,365	—	48,365
Real estate - commercial non-owner occupied	280,781	1,196	281,977
Real estate - commercial owner occupied	159,674	800	160,474
Residential real estate:
Real estate - residential - ITIN	43,066	3,392	46,458
Real estate - residential - 1-4 family mortgage	8,972	1,798	10,770
Real estate - residential - equity lines	41,421	942	42,363
Consumer and other	52,125	252	52,377
Total	$768,929	$10,090	$779,019

(Amounts in thousands)	December 31, 2015
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$130,811	$1,994	$132,805
Commercial real estate:
Real estate - construction and land development	28,319	—	28,319
Real estate - commercial non-owner occupied	237,886	5,488	243,374
Real estate - commercial owner occupied	155,228	1,071	156,299
Residential real estate:
Real estate - residential - ITIN	45,457	3,649	49,106
Real estate - residential - 1-4 family mortgage	9,615	1,775	11,390
Real estate - residential - equity lines	45,473	—	45,473
Consumer and other	49,753	120	49,873
Total	$702,542	$14,097	$716,639

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

The following tables summarize internal risk ratings by loan class as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$113,413	$10,871	$7,850	$4,101	$—	$136,235
Commercial real estate:
Real estate - construction and land development	47,834	531	—	—	—	48,365
Real estate - commercial non-owner occupied	276,775	880	1,336	2,986	—	281,977
Real estate - commercial owner occupied	152,098	6,555	499	1,322	—	160,474
Residential real estate:
Real estate - residential - ITIN	39,149	—	—	7,309	—	46,458
Real estate - residential - 1-4 family mortgage	8,459	514	—	1,797	—	10,770
Real estate - residential - equity lines	39,170	1,578	43	1,572	—	42,363
Consumer and other	52,079	3	—	295	—	52,377
Total	$728,977	$20,932	$9,728	$19,382	$—	$779,019

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2015
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$108,696	$10,240	$9,587	$4,282	$—	$132,805
Commercial real estate:
Real estate - construction and land development	28,291	28	—	—	—	28,319
Real estate - commercial non-owner occupied	234,177	917	1,588	6,692	—	243,374
Real estate - commercial owner occupied	149,327	3,864	1,687	1,421	—	156,299
Residential real estate:
Real estate - residential - ITIN	41,480	—	—	7,626	—	49,106
Real estate - residential - 1-4 family mortgage	9,041	—	575	1,774	—	11,390
Real estate - residential - equity lines	41,149	1,760	1,682	882	—	45,473
Consumer and other	49,551	—	256	66	—	49,873
Total	$661,712	$16,809	$15,375	$22,743	$—	$716,639

The following tables summarize the ALLL by portfolio for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30, 2016
(Amounts in thousands)		Commercial	Residential
ALLL by Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,591	$6,029	$1,871	$763	$610	$11,864
Charge offs	—	—	(130)	(227)	—	(357)
Recoveries	305	—	18	19	—	342
Provision	(491)	512	45	171	(237)	—
Ending balance	$2,405	$6,541	$1,804	$726	$373	$11,849

	For the Three Months Ended September 30, 2015
(Amounts in thousands)		Commercial	Residential
ALLL by Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$3,389	$5,447	$1,480	$583	$503	$11,402
Charge offs	—	(289)	(309)	(181)	—	(779)
Recoveries	121	1	139	7	—	268
Provision	(91)	64	(45)	194	(122)	—
Ending balance	$3,419	$5,223	$1,265	$603	$381	$10,891

	For the Nine Months Ended September 30, 2016
(Amounts in thousands)		Commercial	Residential
ALLL by Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,493	$5,784	$1,577	$770	$556	$11,180
Charge offs	(1,106)	(37)	(680)	(575)	—	(2,398)
Recoveries	383	2,481	104	99	—	3,067
Provision	635	(1,687)	803	432	(183)	—
Ending balance	$2,405	$6,541	$1,804	$726	$373	$11,849

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2015
(Amounts in thousands)		Commercial	Residential
ALLL by Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$3,503	$4,875	$1,671	$449	$322	$10,820
Charge offs	(406)	(428)	(450)	(385)	—	(1,669)
Recoveries	869	669	202	—	—	1,740
Provision	(547)	107	(158)	539	59	—
Ending balance	$3,419	$5,223	$1,265	$603	$381	$10,891

The following tables summarize the ALLL and the recorded investment in loans and leases as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$74	$88	$752	$11	$—	$925
Collectively evaluated for impairment	2,331	6,453	1,052	715	373	10,924
Total	$2,405	$6,541	$1,804	$726	$373	$11,849
Gross loans:
Individually evaluated for impairment	$2,435	$3,148	$12,098	$252	$—	$17,933
Collectively evaluated for impairment	133,800	487,668	87,493	52,125	—	761,086
Total gross loans	$136,235	$490,816	$99,591	$52,377	$—	$779,019

	As of December 31, 2015
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$122	$97	$600	$13	$—	$832
Collectively evaluated for impairment	2,371	5,687	977	757	556	10,348
Total	$2,493	$5,784	$1,577	$770	$556	$11,180
Gross loans:
Individually evaluated for impairment	$2,043	$7,733	$11,582	$32	$—	$21,390
Collectively evaluated for impairment	130,762	420,259	94,387	49,841	—	695,249
Total gross loans	$132,805	$427,992	$105,969	$49,873	$—	$716,639

The ALLL totaled $11.8 million or 1.52% of total gross loans at September 30, 2016 and $11.2 million or 1.56% at December 31, 2015. As of September 30, 2016 and December 31, 2015, we had $222.1 million and $230.6 million in commitments to extend credit, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 was $695 thousand.

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

We believe that the ALLL was adequate as of September 30, 2016. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of September 30, 2016, approximately 76% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2016, the unallocated allowance amount represented 3% of the ALLL, compared to 5% at December 31, 2015. While the ALLL composition is an indication of specific amounts or loan categories in which future charge offs may occur, actual amounts may differ.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

NOTE 6. OTHER REAL ESTATE OWNED

At September 30, 2016, and December 31, 2015, the recorded investment in OREO was $793 thousand and $1.4 million, respectively. During the nine months ended September 30, 2016, we transferred two foreclosed properties in the amount of $110 thousand to OREO and we sold eight properties with a balance of $664 thousand for a net loss of $119 thousand. During the nine months ended September 30, 2016, we recognized a write-down in OREO for three properties totaling $76 thousand. The September 30, 2016 OREO balance consists of two 1-4 family residential real estate property in the amount of $110 thousand, two nonfarm nonresidential properties in the amount of $558 thousand and one undeveloped commercial property in the amount of $126 thousand. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure is $1.2 million.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7. INTANGIBLES

In March of 2016, as part of our branch acquisition, we recorded a core deposit intangible of $1.8 million and goodwill of $665 thousand. The acquired core deposit base provides value as a source of below market rate funds and the realization of cost savings is a fundamental rationale for assuming these deposit liabilities. The cost savings is defined as the difference between the cost of funds on our new deposits (i.e., interest and net maintenance costs) and the cost of an equal amount of funds from an alternative source having a similar term as the new deposit base. Our core deposit intangible was recorded at fair value which was derived by using the income approach and represents the present value of the cost savings over the projected term of our new deposit base.

The core deposit intangible is being amortized on a straight-line basis over the estimated useful life of the deposits, which is eight years, with no expected residual value. For tax purposes, the core deposit intangible will be amortized over 15 years.

As of September 30, 2016, we have recorded the following amounts related to the core deposit intangible.

(Amounts in thousands)	September 30,
Intangibles	2016
Gross carrying amount	$1,772
Accumulated amortization	(130)
Core deposit intangibles, net	$1,642

The following table sets forth, as of September 30, 2016, the total estimated future amortization of intangible assets:

(Amounts in thousands)
For the year ended December 31,	Amount
2016	$56
2017	221
2018	221
2019	221
2020	221
2021	221
2022 and thereafter	481
Total	$1,642

Goodwill is calculated as the amount of cash paid in excess of the fair value of the net assets acquired in the transaction. Goodwill is not amortized, but is annually reviewed for impairment. For tax purposes, the goodwill will be amortized over 15 years. See Note 16 Branch Acquisition in the Notes to Consolidated Financial Statements in this document for further detail on the branch acquisition.

NOTE 8. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

Our investment in Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”) and deductible operating losses was $4.3 million at September 30, 2016. These investments are recorded in other assets with a corresponding funding obligation of $495 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. We have invested in four separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18 year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 4% and 7%. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Operations as a component of income tax expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at September 30, 2016 and December 31, 2015. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the nine months ended September 30, 2016 and the year ended December 31, 2015.

(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Partnerships at	Investment	Recorded	Liability	and	of	Income Tax
September 30, 2016	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,418	$51	$171	$136	$35
WNC Institutional Tax Credit Fund 38, L.P.	1,000	719	77	105	78	27
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,648	367	206	171	35
California Affordable Housing Fund	2,454	490	—	155	155	—
Total - investments in qualified affordable housing partnerships	$7,954	$4,275	$495	$637	$540	$97

(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Partnerships at	Investment	Recorded	Liability	and	of	Income Tax
December 31, 2015	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,553	$406	$226	$184	$42
WNC Institutional Tax Credit Fund 38, L.P.	1,000	797	166	126	93	33
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,820	610	278	230	48
California Affordable Housing Fund	2,454	645	—	207	207	—
Total - investments in qualified affordable housing partnerships	$7,954	$4,815	$1,182	$837	$714	$123

(1)	The amounts reflected in this column represent both the tax credits, and estimated tax benefits generated by operating losses.
(2)	This amount reduces the tax credits and benefits.

The following table presents our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended
	September 30, 2016		September 30, 2015
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$45	$12	$43	$13
WNC Institutional Tax Credit Fund 38, L.P.	28	7	25	7
Merritt Community Capital Corporation Fund XV, L.P.	55	14	54	15
California Affordable Housing Fund	40	12	40	12
Total	$168	$45	$162	$47

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended
	September 30, 2016		September 30, 2015
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$134	$37	$130	$39
WNC Institutional Tax Credit Fund 38, L.P.	84	21	74	21
Merritt Community Capital Corporation Fund XV, L.P.	164	42	163	45
California Affordable Housing Fund	119	36	119	37
Total	$501	$136	$486	$142

The tax credits and benefits were partially offset by the amortization of the principal investment balances of $180 thousand and $540 thousand for the three and nine months ended September 30, 2016 respectively, compared to $181 thousand and $542 thousand for the comparable periods of 2015.

The following table reflects the anticipated net income tax benefit at September 30, 2016 that is expected to be recognized over the remaining life of the investments.

(Amounts in thousands)	Raymond James	WNC Institutional	Merritt Community	California	Total Net
Qualified Affordable	California Housing	Tax Credit	Capital Corporation	Affordable Housing	Income Tax
Housing Partnerships	Opportunities Fund II	Fund 38, L.P.	Fund XV, L.P	Fund	Benefit
Anticipated net income tax benefit less amortization of investments:
2016	$11	$9	$12	$—	$32
2017	46	35	45	1	127
2018	45	34	44	—	123
2019	45	30	44	—	119
2020 and thereafter	218	128	194	1	541
Total	$365	$236	$339	$2	$942

NOTE 9. FEDERAL FUNDS PURCHASED AND LINES OF CREDIT

At September 30, 2016 and December 31, 2015, we had no outstanding federal funds purchased balances. At September 30, 2016 and December 31, 2015, we had outstanding borrowings with the Federal Home Loan Bank of San Francisco of $-0- and $75.0 million, respectively. At September 30, 2016, the Bank had available lines of credit with the Federal Home Loan Bank of San Francisco totaling $312.9 million and with the Federal Reserve Bank totaling $26.7 million. These lines of credit are subject to maintenance of required capital ratios and minimum collateral requirements, namely pledged loans and securities.

The Bank had nonbinding federal funds line of credit agreements with three financial institutions totaling $40.0 million at September 30, 2016. The lines of credit had interest rates ranging from 0.64% to 1.34% at September 30, 2016. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 10. TERM DEBT

Term debt at September 30, 2016 and December 31, 2015 consisted of the following.

(Amounts in thousands)	September 30, 2016	December 31, 2015
Federal Home Loan Bank of San Francisco borrowings	$—	$75,000
Senior debt	9,167	9,917
Unamortized debt issuance costs	(12)	(15)
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	(181)	(208)
Capital lease	150	—
Net term debt	$19,124	$94,694

Future contractual maturities of term debt at September 30, 2016 are as follows.

(Amounts in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Senior debt	$167	$1,000	$1,000	$1,000	$6,000	$—	$9,167
Subordinated debt	—	—	—	—	—	10,000	10,000
Capital lease	10	41	44	46	9	—	150
Total future maturities	$177	$1,041	$1,044	$1,046	$6,009	$10,000	$19,317

Federal Home Loan Bank of San Francisco Borrowings

The maximum amount outstanding from the Federal Home Loan Bank of San Francisco under term advances at any month end during the nine months ended September 30, 2016 and the year ended December 31, 2015 was $80.0 million and $120.0 million, respectively. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the nine months ended September 30, 2016 and the year ended December 31, 2015 was $24.0 million and $87.6 million, respectively. During the three months ended March 31, 2016, all outstanding Federal Home Loan Bank of San Francisco term advances were repaid. The weighted average interest rates on the borrowings outstanding at December 31, 2015, was 0.33%.

The Federal Home Loan Bank of San Francisco line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate mortgage loans which have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and pledged securities held in the Bank’s investment securities portfolio. As of September 30, 2016, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $4.5 million. Furthermore, we have pledged $365.6 million of our commercial and real estate mortgage loans for the line of credit with the Federal Home Loan Bank of San Francisco. As of September 30, 2016 we held $18.6 million in securities with the Federal Home Loan Bank of San Francisco for pledging purposes. All of the securities held for pledging purposes with the Federal Home Loan Bank of San Francisco were unused as collateral as of September 30, 2016.

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million from another financial institution. The loan is payable in monthly installments of $83 thousand principal, plus accrued and unpaid interest, commencing on January 1, 2016 and continuing to and including December 10, 2020. The loan may be prepaid in whole or in part at any time without any prepayment penalty. The principal amount of the loan bears interest at a variable rate, resetting monthly that is equal to the sum of the current three month LIBOR plus 400 basis points. In December of 2015, the Holding Company incurred senior debt issuance costs of $15 thousand, which are being amortized over the life of the loan as additional interest expense. The loan is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce.

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

Capital Lease

As part of the acquisition of branches from Bank of America, the Bank entered into a capital lease with Bank of America for one of the branch locations. The total obligation under the lease agreement was $172 thousand payable over a four-year period in monthly installments of principal and interest at a 6.0% annual interest rate. The fair value of the capital lease obligation was determined using a discounted cash flow based on the contractual interest rate of the lease agreement. The fair value of the leased asset is included in premises and equipment and the lease liability is included with term debt obligations. Amortization of the leased asset is included with the provision for depreciation and amortization as part of our premises and equipment expense in our Consolidated Statements of Operations. The lease may terminate early upon receipt of certification that there are no adverse environmental conditions. Upon termination of the lease agreement, the net present value of the lease becomes due and title will be transferred to the Bank.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments – We lease eight sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based on predetermined escalation schedules. Substantially all of the leases include the option to extend the lease term one or more times following expiration of the initial term. We have one capital lease as of September 30, 2016. See Note 10 Term Debt in the Notes to Consolidated Financial Statements in this document for further detail on the Capital Lease.

The following table sets forth rent expense and rent income for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Rent income	$23	$7	$43	$13
Rent expense	211	142	506	426
Net rent expense	$188	$135	$463	$413

The following table sets forth, as of September 30, 2016, the future minimum lease payments under non-cancelable operating leases.

(Amounts in thousands)
Amounts due in:
2016	$177
2017	645
2018	530
2019	502
2020	515
Thereafter	1,487
Total	$3,856

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Financial Instruments with Off-Balance Sheet Risk

Our consolidated financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of our business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of our commitments and contingent liabilities at September 30, 2016 and December 31, 2015.

(Amounts in thousands)	September 30, 2016	December 31, 2015
Commitments to extend credit	$216,817	$224,757
Standby letters of credit	1,967	2,477
Affordable housing grants	3,344	3,356
Total commitments	$222,128	$230,590

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

We hold cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. We were not required to perform on any financial guarantees for the nine months ended September 30, 2016, and the year ended December 31, 2015. At September 30, 2016 approximately $1.9 million of standby letters of credit expire within one year, and $99 thousand expire thereafter.

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at September 30, 2016 and $695 thousand at December 31, 2015 The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the nine months ended September 30, 2016, we made no additional provision to the reserve for unfunded commitments. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Operations.

Legal Proceedings – We are involved in various pending and threatened legal actions arising in the ordinary course of business. We maintain reserves for losses from legal actions, which are both probable and estimable. In our opinion, the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

Concentrations of Credit Risk – We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 76% and 74% of our gross loan portfolio at September 30, 2016 and December 31, 2015, respectively.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated other comprehensive income for the nine months ended September 30, 2016.

	Unrealized	Unrealized	Accumulated Other
	Gains on	(Losses) Gains on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive income (loss) as of December 31, 2015	$1,142	$(1,396)	$(254)
Comprehensive income three months ended March 31, 2016	50	1,396	1,446
Comprehensive income three months ended June 30, 2016	519	—	519
Comprehensive loss three months ended September 30, 2016	(222)	—	(222)
Accumulated other comprehensive income as of September 30, 2016	$1,489	$—	$1,489

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents activity in accumulated other comprehensive income for the nine months ended September 30, 2015.

	Unrealized	Unrealized	Accumulated Other
	Gains on	Losses on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive income (loss) as of December 31, 2014	$1,810	$(1,897)	$(87)
Comprehensive income three months ended March 31, 2015	292	(21)	271
Comprehensive (loss) three months ended June 30, 2015	(967)	100	(867)
Comprehensive income three months ended September 30, 2015	43	(28)	15
Accumulated other comprehensive (loss) as of September 30, 2015	$1,178	$(1,846)	$(668)

Accumulated other comprehensive income is reported net of related tax effects. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income.

NOTE 13. DERIVATIVES

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
(1) Rate floats to three month LIBOR payable quarterly on February 1, May 1, August 1, and November 1.

The following table individually lists the active and forward starting interest rate swap derivatives that were in a liability (loss) position, and the fair value of such derivatives at September 30, 2016, and December 31, 2015. There were no interest rate swap derivatives that were in an asset (gain) position at September 30, 2016, or at December 31, 2015.

		Liability Derivatives
(Amounts in thousands)		September 30,	December 31,
Description	Balance Sheet Location	2016	2015
Interest rate swap	Cash flow hedge	$—	$869
Forward starting interest rate swap	Cash flow hedge	—	1,500
Total		$—	$2,369

The following table summarizes the losses recorded during the three and nine months ended September 30, 2016 and 2015, and their locations within the Consolidated Statements of Operations.

(Amounts in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Description	Consolidated Statement of Operations Location	2016	2015	2016	2015
Interest rate swap (1)	Interest on term debt	$—	$410	$396	$997
Forward starting interest rate swap - terminated(2)	Other noninterest expense	—	—	2,325	—
Total		$—	$410	$2,721	$997

(1) Losses represent tax effected amounts reclassified from accumulated other comprehensive income pertaining to net settlements recorded during the period on active interest rate swaps.

(2) Losses represent tax effected amounts reclassified from accumulated other comprehensive income pertaining to the terminated active and forward starting interest rate swaps.

The following table summarizes the loss, net of tax, on all derivative instruments (active and forward starting) designated as cash flow hedges that were reclassified from accumulated other comprehensive income into earnings during the three and nine months ended September 30, 2016 and 2015.

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2016	2015	2016	2015
Interest rate swaps	$—	$241	$1,601	$591

The following table summarizes the derivatives that have a right of offset at December 31, 2015.

			Gross Amounts Not Offset In The Consolidated Balance Sheets
(Amounts in thousands)	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset In The Consolidated Balance Sheets	Net Amounts of Assets / (Liabilities) Included In The Consolidated Balance Sheets	Collateral Posted	Net Amount
December 31, 2015
Derivative liabilities
Interest rate swaps	$(2,369)	$—	$(2,369)	$4,008	$1,639

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

NOTE 14. FAIR VALUES

The following table presents estimated fair values of our financial instruments as of September 30, 2016 and December 31, 2015, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

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

(Amounts in thousands)	Carrying	Fair Value Measurements Using
September 30, 2016	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$85,130	$85,130	$—	$—
Securities available-for-sale	$156,440	$—	$156,440	$—
Securities held-to-maturity	$31,771	$—	$33,388	$—
Net loans	$768,325	$—	$—	$775,640
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—
Financial liabilities
Deposits	$975,493	$—	$976,983	$—
Term debt	$19,124	$—	$19,124	$—
Junior subordinated debenture	$10,310	$—	$8,751	$—

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2015	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$51,192	$51,192	$—	$—
Securities available-for-sale	$159,030	$—	$159,030	$—
Securities held-to-maturity	$35,899	$—	$36,645	$—
Net loans	$706,329	$—	$—	$711,528
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—
Financial liabilities
Deposits	$803,735	$—	$804,490	$—
Term debt	$94,694	$—	$94,694	$—
Junior subordinated debenture	$10,310	$—	$5,402	$—
Derivatives	$2,369	$—	$2,369	$—

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

Junior subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At September 30, 2016, future cash flows were discounted at 3.44%. We measure the fair value of subordinated debentures using Level 2 inputs.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of September 30, 2016 and December 31, 2015.

(Amounts in thousands)	Fair Value at September 30, 2016
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$—	$—	$—	$—
Obligations of states and political subdivisions	59,952	—	59,952	—
Residential mortgage backed securities and collateralized mortgage obligations	54,046	—	54,046	—
Corporate securities	16,346	—	16,346	—
Commercial mortgage backed securities	16,254	—	16,254	—
Other investment securities (1)	9,842	—	9,842	—
Total assets measured at fair value	$156,440	$—	$156,440	$—

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

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2016 or the year ended December 31, 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables present information about our assets and liabilities at September 30, 2016 and December 31, 2015 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period.

The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at September 30, 2016
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$1,686	$—	$—	$1,686
Other real estate owned	207	—	—	207
Total assets measured at fair value	$1,893	$—	$—	$1,893

(Amounts in thousands)	Fair Value at December 31, 2015
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$707	$—	$—	$707
Other real estate owned	743	—	—	743
Total assets measured at fair value	$1,450	$—	$—	$1,450

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2016 and 2015 for assets that are included on the balance sheet at period end.

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Fair value adjustments	2016	2015	2016	2015
Collateral dependent impaired loans	$15	$199	$1,068	$744
Other real estate owned	—	—	71	108
Total	$15	$199	$1,139	$852

During the nine months ended September 30, 2016, collateral dependent impaired loans with a carrying amount of $2.8 million outstanding at period end were written down to their fair value of $1.7 million, resulting in a $1.1 million adjustment to the ALLL.

During the nine months ended September 30, 2016, two OREO properties with an aggregate carrying value of $278 thousand outstanding at period end were written down to their fair value of $207 thousand, resulting in a $71 thousand adjustment to the ALLL.

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

NOTE 15. PURCHASE OF FINANCIAL ASSETS

On May 12, 2014, we agreed to purchase $40.0 million of unsecured consumer home improvement loans. The loans were purchased without recourse or servicing rights. During 2015, we agreed to purchase an additional $10.0 million increasing the maximum par value to $50.0 million. For the period from May 12, 2014 through September 30, 2016, we have paid aggregate cash totaling $90.9 million, and received aggregate cash repayments of $43.3 million for $47.6 million in net loans outstanding. We initially measured the acquired loan portfolio at a fair equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

NOTE 16. BRANCH ACQUISITION

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

The following factors, among others, could cause our actual results to differ materially from those expressed in such forward-looking statements:

●	The strength of the United States economy in general and the strength of the local economies in California in which we conduct operations;
●	Our failure to realize all of the anticipated benefits of our branch purchases;
●	Difficulties in integrating acquired bank branches, including our ability to retain the acquired deposits;
●	Our inability to successfully manage our growth or implement our growth strategy;
●	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board;
●	Continued volatility in the capital or credit markets;
●	Changes in the financial performance and/or condition of our borrowers;
●	Our concentration in real estate lending;
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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2015 to September 30, 2016. Also discussed are significant trends and changes in the Company’s results of operations for the nine months ended September 30, 2016, compared to the same period in 2015. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

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

EXECUTIVE OVERVIEW

Net income available to common shareholders for the quarter ended September 30, 2016 was $2.4 million or $0.18 per share – diluted, compared with $2.5 million or $0.18 per share – diluted for the same period of 2015. Net income available to common shareholders for the nine months ended September 30, 2016 was $3.0 million or $0.22 per share –diluted compared with $6.6 million or $0.49 per share – diluted for the same period of 2015.

The current year-to-date results were impacted by the following expenses totaling $3.0 million related to the acquisition of five Bank of America branches and the execution of our plans to reconfigure our Balance Sheet using liquidity provided by those branches:

●	$2.3 million loss on termination of interest rate hedge
●	$580 thousand of branch acquisition transition costs
●	$57 thousand prepayment penalty on early repayment of $75.0 million Federal Home Loan Bank of San Francisco hedged term debt
●	$39 thousand accelerated amortization of broker fees recorded in interest expense when $17.5 million of brokered time deposits were called and redeemed

Unrelated to the branch acquisition, the nine month results were negatively impacted by the $546 thousand impairment of a bond investment and by the $363 thousand write-off of a deferred tax asset.

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

The current quarter is the second full quarter, reflecting the benefits derived from the acquisition of five Bank of America branches and the reconfiguration of the Company’s Balance Sheet. Compared against the second quarter of 2016 we realized the following improvements:

Significant items for the three months ended September 30, 2016 were as follows:

Performance

●	Return on average assets declined to 0.86% for the third quarter of 2016 compared to 0.99% for the same period in the prior year.
●	Return on average equity improved to 10.10% for the third quarter of 2016 compared to 9.12% for the same period in the prior year.
●	Tangible book value per common share was $6.84 at September 30, 2016 compared to $6.76 at December 31, 2015.
●	Efficiency ratio was 69.6% during the third quarter of 2016 compared to 60.2% during the same period in 2015.
●

Deposits at September 30, 2016 totaled $975.5 million, an increase of $38.0 million (16% annualized) since June 30, 2016. This growth which occurred in both our Sacramento and Redding marketplaces was centered entirely in core deposits.

●

Gross loans at September 30, 2016 totaled $779.0 million, an increase of $24.9 million (13% annualized) since June 30, 2016. All of this growth occurred in the our Sacramento marketplace and is the result of investments in our SBA division and in our expanded Sacramento commercial banking group.

Credit Quality

●	Nonperforming assets at September 30, 2016 totaled $10.9 million or 0.98% of total assets, a decrease of $4.6 million (40% annualized) from $15.5 million or 1.53% of total assets at December 31, 2015.
●	Net loan charge offs were $15 thousand in the third quarter of 2016 compared with net charge offs of $511 thousand for the same period in 2015.

Significant items for the nine months ended September 30, 2016 were as follows:

Performance

●	Return on average assets was 0.37% for the first nine months of 2016 compared to 0.89% for the same period in 2015.
●	Return on average equity was 4.30%% for the first nine months of 2016 compared to 8.27% for the same period in 2015.
●

Efficiency ratio was 85.08% during the first nine months of 2016 compared to 65.41% during the same period in 2015. Excluding $3.0 million of one-time expenses related to the branch acquisition and reconfiguring of our Balance Sheet the efficiency ratio for the first nine months of 2016 would have been 74.78%.

●	Deposits at September 30, 2016 totaled $975.5 million, an increase of $171.8 million (29% annualized) since December 31, 2015.
●	Gross loans at September 30, 2016 totaled $779.0 million, an increase of $62.3 million (12% annualized) since December 31, 2015.

Credit Quality

●	Nonperforming assets at September 30, 2016 totaled $10.9 million or 0.98% of total assets, a decrease of $6.2 million from $17.1 million or 1.73% of total assets at September 30, 2015.
●	Net loan loss recoveries of $669 thousand combined with continuing improved asset quality resulted in no provision for loan and lease losses during the nine months ended September 30, 2016.

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

ASC 815-10, Derivatives and Hedging (“ASC 815”) requires companies to recognize all derivative instruments as assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with ASC 815, we designated our interest rate swaps as cash flow hedges of certain active and forecasted variable rate Federal Home Loan Bank of San Francisco advances. Changes in the fair value of the hedging instrument in cash flow hedges were recorded in accumulated other comprehensive income until earnings were impacted by the hedged instrument. No components of our hedging instruments were excluded from the assessment of hedge effectiveness in hedging exposure to variability in cash flows.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, we use our best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these consolidated financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 14 Fair Values in the Notes to Consolidated Financial Statements incorporated in this document.

SOURCES OF INCOME

We derive our income primarily from net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Sources of noninterest income include fees earned on deposit related services, ATM and point of sale fees, payroll processing, gain on sale of available-for-sale securities, earnings on bank-owned life insurance and dividends on Federal Home Loan Bank of San Francisco stock.

Net interest income is impacted by many factors that are beyond our control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. In recent years, we originated higher volumes of longer term fixed rate loans. These loans, combined with the structure of our investment portfolio, the use of floors in the pricing of our variable rate loans and funding mix caused the Company to become slightly liability sensitive, which could negatively impact earnings in a rising interest rate environment.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Net income available to common shareholders for the first nine months of 2016 decreased $3.6 million compared to the same period a year ago. The decrease is centered in branch acquisition and Balance Sheet reconfiguration costs totaling $3.0 million, a $546 thousand impairment of a bond investment and the write-off of a $363 thousand deferred tax asset.

Compared to the first nine months of 2015, net interest income increased $1.4 million. Noninterest income decreased $198 thousand including a $546 thousand impairment of a bond investment. Noninterest expense increased $6.5 million including branch acquisition and Balance Sheet reconfiguration costs of $3.0 million.

During the nine months ended September 30, 2016, we recorded an income tax expense of $1.0 million and wrote-off a $363 thousand deferred tax asset; a total expense of $1.4 million. This compared to income tax expense of $3.0 million for the same period a year ago. Net income per share available to common shareholders was $0.22 – diluted for the nine months ended September 30, 2016 compared to net income available to common shareholders per share of $0.49 - diluted for the same period a year ago.

We continued our quarterly cash dividends of $0.03 per share during the nine months ended September 30, 2016. In determining the amount of dividend to be paid, management considers capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio, and the dividend yield.

Return on Average Assets, Average Total Equity and Common Shareholders' Equity

The following table presents the returns on average assets, average total equity and average common shareholders' equity for the nine months ended September 30, 2016 and 2015. For each of the periods presented, the table includes the calculated ratios based on reported net income and net income available to common shareholders as shown in the Consolidated Statements of Operations incorporated in this document.

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Return on average assets:
Net income	0.37%	0.91%
Income available to common shareholders	0.37%	0.89%
Return on average total equity:
Net income	4.30%	8.46%
Income available to common shareholders	4.30%	8.27%
Return on average common shareholders’ equity:
Net income	4.30%	10.41%
Income available to common shareholders	4.30%	10.18%

NET INTEREST INCOME AND NET INTEREST MARGIN

For the three months ended September 30, 2016 compared to the same period a year ago:

●	Net interest income increased $821 thousand
●	Interest income increased $598 thousand or 6% to $10.3 million
o	Interest and fees on loans increased $650 thousand due to increased average loan balances
o	Interest on interest bearing deposits due from banks increased $42 thousand
o	Interest on securities decreased $94 thousand
●	Interest expense decreased $223 thousand or 17% to $1.1 million
o	Interest on Federal Home Loan Bank of San Francisco term debt decreased $474 thousand
o	Interest on $20.0 million of senior and subordinated term debt increased $289 thousand
o	Interest on interest bearing deposits decreased $52 thousand. Interest bearing deposits increased $104.0 million however, the rate paid on all interest bearing deposits decreased by 10 basis points
o	Interest on junior subordinated debentures and other borrowings increased $14 thousand

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended September 30, 2016 compared to the same period a year ago:

●	Net interest income increased $1.4 million
●	Interest income increased $1.5 million or 5% to $30.5 million
o	Interest and fees on loans increased $1.7 million due to increased average loan balances
o	Interest on interest bearing deposits due from banks increased $55 thousand
o	Interest on securities decreased $267 thousand due to decreased securities balances and decreased yield on the portfolio
●	Interest expense increased $92 thousand or 3% to $3.7 million
o

Interest on Federal Home Loan Bank of San Francisco term debt decreased $702 thousand. During the first quarter of 2016 all Federal Home Loan Bank of San Francisco term debt was repaid and an interest rate hedge associated with $75.0 million of that debt was terminated

o

Interest on $20.0 million of senior and subordinated term debt increased $879 thousand. The senior and subordinated term debt was issued during the fourth quarter of 2015 to redeem $20.0 million of preferred stock

o

Interest on interest bearing deposits decreased $119 thousand. Interest bearing deposits increased $104.0 million compared to the prior year however, the rate paid on all interest bearing deposits decreased by 8 basis points

o	Interest on junior subordinated debentures and other borrowings increased $34 thousand

The net interest margin was 3.62% for the current quarter and the same period a year ago. The 14 basis point decrease in yield on average earning assets has been offset by a 14 basis point decrease in interest expense to fund average earning assets. The decrease in interest expense resulted from our acquisition of low cost core deposits and our ability to restructure our balance sheet.

The net interest margin was 3.60% for the nine months ended September 30, 2016 a decrease of eight basis points compared to the same period a year ago. The decrease was due to a ten basis point decrease in yield on average earning assets partially offset by a two basis point decrease in interest expense to fund average earning assets.

Deposit balances increased $171.8 million compared December 31, 2015. The increase in deposit balances results from the recent branch acquisition and strong organic growth. Our overall cost of total deposits decreased to 0.32% for the nine months ended September 30, 2016 from 0.40% for the same period a year ago.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Paid

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate	Balance	Interest(1)	Yield/ Rate
Interest-earning assets:
Net loans (2)	$769,354	$9,007	4.66%	$705,762	$8,357	4.70%
Taxable securities	114,578	689	2.39%	115,165	743	2.56%
Tax-exempt securities	73,952	552	2.97%	76,190	592	3.08%
Interest-bearing deposits in other banks	61,346	82	0.53%	30,430	40	0.52%
Average interest-earning assets	1,019,230	10,330	4.03%	927,547	9,732	4.17%
Cash and due from banks	17,018			11,355
Premises and equipment, net	15,941			11,265
Other assets	41,729			41,867
Average total assets	$1,093,918			$992,034

Interest-bearing liabilities:
Interest-bearing demand	$390,895	136	0.14%	$284,508	116	0.16%
Savings deposits	107,210	43	0.16%	93,230	53	0.23%
Certificates of deposit	221,078	524	0.94%	235,551	586	0.99%
Net term debt	19,610	292	5.92%	86,359	475	2.18%
Junior subordinated debentures	10,310	59	2.28%	10,310	47	1.81%
Average interest-bearing liabilities	749,103	1,054	0.56%	709,958	1,277	0.71%
Noninterest-bearing demand	240,418			158,232
Other liabilities	11,159			16,140
Shareholders’ equity	93,238			107,704
Average liabilities and shareholders’ equity	$1,093,918			$992,034
Net interest income and net interest margin (4)		$9,276	3.62%		$8,455	3.62%
Tax equivalent net interest margin (3)			3.73%			3.75%

(1)	Interest income on loans is reduced by net fee expense of approximately $289 thousand and $109 thousand for the three months ended September 30, 2016 and 2015, respectively.
(2)	Average nonaccrual loans of $10.5 million and $16.6 million for the three months ended September 30, 2016 and 2015 are included, respectively.
(3)

Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $284 thousand and $305 thousand for the three months ended September 30, 2016 and 2015, respectively.

(4)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate	Balance	Interest(1)	Yield/ Rate
Interest-earning assets:
Net loans (2)	$744,370	$26,254	4.71%	$694,082	$24,572	4.73%
Taxable securities	119,541	2,281	2.55%	124,199	2,489	2.68%
Tax-exempt securities	76,315	1,734	3.04%	76,755	1,793	3.12%
Interest-bearing deposits in other banks	52,930	222	0.56%	28,021	167	0.80%
Average interest-earning assets	993,156	30,491	4.10%	923,057	29,021	4.20%
Cash and due from banks	15,455			10,832
Premises and equipment, net	14,657			11,738
Other assets	40,942			42,676
Average total assets	$1,064,210			$988,303

Interest-bearing liabilities:
Interest-bearing demand	$365,917	388	0.14%	$276,446	339	0.16%
Savings deposits	102,427	129	0.17%	92,565	162	0.23%
Certificates of deposit	222,286	1,636	0.98%	242,569	1,771	0.98%
Net term debt	43,435	1,369	4.21%	91,941	1,187	1.73%
Junior subordinated debentures	10,310	172	2.23%	10,310	143	1.85%
Average interest-bearing liabilities	744,375	3,694	0.66%	713,831	3,602	0.67%
Noninterest-bearing demand	214,540			151,567
Other liabilities	13,336			16,719
Shareholders’ equity	91,959			106,186
Average liabilities and shareholders’ equity	$1,064,210			$988,303
Net interest income and net interest margin (4)		$26,797	3.60%		$25,419	3.68%
Tax equivalent net interest margin (3)			3.72%			3.82%

(1)	Interest income on loans is reduced by net fee expense of approximately $956 thousand and $231 thousand for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Average nonaccrual loans of $10.7 million and $18.1 million for the nine months ended September 30, 2016 and 2015 are included, respectively.
(3)

Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an additional to recorded income of approximately $893 thousand and $924 thousand for the nine months ended September 30, 2016 and 2015, respectively.

(4)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three and nine months ended September 30, 2016 and 2015. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended September 30, 2016 Over Three Months Ended September 30, 2015
(Amounts in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Net loans	$743	$(93)	$650
Taxable securities	(4)	(50)	(54)
Tax-exempt securities (1)	(26)	(35)	(61)
Interest-bearing deposits in other banks	41	1	42
Total increase (decrease)	754	(177)	577

Increase (decrease) in interest expense:
Interest-bearing demand	33	(13)	20
Savings deposits	10	(20)	(10)
Certificates of deposit	(35)	(27)	(62)
Net term debt	(366)	183	(183)
Junior subordinated debentures	—	12	12
Total increase (decrease)	(358)	135	(223)
Net increase	$1,112	$(312)	$800
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

	Nine Months Ended September 30, 2016 Over Nine Months Ended September 30, 2015
(Amounts in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Net loans	$1,773	$(91)	$1,682
Taxable securities	(91)	(117)	(208)
Tax-exempt securities (1)	(16)	(74)	(90)
Interest-bearing deposits in other banks	83	(28)	55
Total increase (decrease)	1,749	(310)	1,439

Increase (decrease) in interest expense:
Interest-bearing demand	84	(35)	49
Savings deposits	20	(53)	(33)
Certificates of deposit	(150)	15	(135)
Net term debt	(105)	287	182
Junior subordinated debentures	—	29	29
Total (decrease) increase	(151)	243	92
Net increase (decrease)	$1,900	$(553)	$1,347
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

We made no provision for loan and lease losses during the nine months ended September 30, 2016 and 2015. See Note 5 - Loans in the Notes to Consolidated Financial Statements for further discussion.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2016 was $2.3 million, a decrease of $198 thousand, or 8%, compared to the same period a year ago. The following table presents the key components of noninterest income for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(Amounts in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$133	$52	$81	156%	$293	$153	$140	92%
ATM and point of sale fees	287	96	191	199%	714	279	435	156%
Payroll and benefit processing fees	133	138	(5)	(4)%	432	416	16	4%
Earnings on cash surrender value – life insurance	152	158	(6)	(4)%	461	482	(21)	(4)%
Gain on investment securities, net	70	137	(67)	(49)%	192	413	(221)	(54)%
Other than temporary impairment on investment securities	—	—	—	—%	(546)	—	(546)	100%
Other	184	227	(43)	(19)%	799	800	(1)	(0)%
Total noninterest income	$959	$808	$151	19%	$2,345	$2,543	$(198)	(8)%

Changes in noninterest income included the following:

For the three months ended September 30, 2016 compared to the same period a year ago:

●	Service charges on deposit accounts increased $81 thousand due to the branch acquisition completed in the first quarter of 2016.
●

As a result of the branch and offsite ATM acquisition completed in the first quarter of 2016, ATM and point of sale fees increased $191 thousand for the quarter ended September 30, 2016 compared to the same period a year ago.

For the nine months ended September 30, 2016 compared to the same period a year ago:

●	Service charges on deposit accounts increased $140 thousand due to the branch acquisition completed in the first quarter of 2016.
●

We recorded net gains on sale of available-for-sale investment securities of $192 thousand compared to net gains of $413 thousand for the same period a year ago. During the nine months ended September 30, 2016, we purchased 46 securities with weighted average yields of 2.11%. During the same period, we sold 39 securities with weighted average yields 2.61%.

●

During the second quarter of 2016 we recorded a $546 thousand other-than-temporary impairment on an investment security. See Note 4 Securities in the Notes to Consolidated Financial Statements in our June 30, 2016 Form 10-Q for further detail on other-than-temporary impairment.

●

As a result of the branch and offsite ATM acquisition completed in the first quarter of 2016, ATM and point of sale fees increased $435 thousand for the nine months ended September 30, 2016 compared to the same period a year ago.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

The following table presents the key elements of noninterest expense for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(Amounts in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Noninterest expense:
Salaries & related benefits	$3,873	$3,208	$665	21%	$12,188	$10,693	$1,495	14%
Premises & equipment	1,071	714	357	50%	2,847	2,157	690	32%
Federal Deposit Insurance Corporation insurance premium	176	159	17	11%	513	544	(31)	(6)%
Data processing fees	464	243	221	91%	1,142	736	406	55%
Professional service fees	303	337	(34)	(10)%	1,209	1,167	42	4%
Telecommunications	199	116	83	72%	545	335	210	63%
Branch acquisition costs	—	—	—	—%	580	—	580	100%
Loss on cancellation of interest rate swap	—	—	—	—%	2,325	—	2,325	100%
Other	1,039	797	242	30%	3,445	2,657	788	30%
Total noninterest expense	$7,125	$5,574	$1,551	28%	$24,794	$18,289	$6,505	36%

Noninterest expense for the three and nine months ended September 30, 2016 increased $1.6 million and $6.5 million respectively, compared to the same periods a year ago. The increase was primarily driven by balance sheet reconfiguration costs and increased costs to operate the five newly acquired branches and three offsite ATM locations.

For the three months ended September 30, 2016 compared to the same period a year ago:

●

Salaries and related benefits expense for the three months ended September 30, 2016 were $3.9 million, an increase of $665 thousand or 21% compared to the same period a year ago. The increase in salaries and related benefits included costs directly related to the newly acquired branch locations of $402 thousand.

●

Premises and equipment expense for the three months ended September 30, 2016 were $1.1 million, an increase of $357 thousand or 50% compared to the same period a year ago. The increase in premises and equipment expenses included costs directly related to the newly acquired branch locations of $215 thousand.

●

Data processing fees were $464 thousand, an increase of $221 thousand or 91% compared to the same period a year ago. The increase in data processing fees is directly related to costs for the newly acquired branches.

For the nine months ended September 30, 2016 compared to the same period a year ago:

●

Noninterest expenses for the nine months ended September 30, 2016 were impacted by the following expenses totaling $3.0 million related to the acquisition of five Bank of America branches and the execution of our plans to reconfigure our Balance Sheet using liquidity provided by those branches:

o	$2.3 million loss on termination of interest rate hedge.
o	$580 thousand of branch acquisition transition costs.
o	$57 thousand prepayment penalty on early repayment of $75.0 million Federal Home Loan Bank of San Francisco hedged term debt.
●	Salaries and related benefits increased $970 thousand due to increased group insurance costs and investment in our Sacramento marketplace commercial banking group
●	Salaries and related benefits costs directly related to the newly acquired branch locations totaled $916 thousand
●	Premise and equipment expense increased $690 thousand including premises and equipment expense directly related to the newly acquired branch and offsite ATM locations of $429 thousand

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Provision for income taxes	$744	$1,164	$1,386	$2,957
Effective tax rate	23.92%	31.55%	31.88%	30.57%
Provision for income taxes - excluding DTA write-off	$744	$1,164	$1,023	$2,957
Effective tax rate - excluding DTA write-off	23.92%	31.55%	23.53%	30.57%

During the nine months ended September 30, 2016, we recorded an income tax expense of $1.0 million (23.53% of pretax income) and wrote-off a $363 thousand deferred tax asset; a net expense of $1.4 million (31.88% of pretax income). This compared to income tax expense of $3.0 million (30.57% of pretax income) for the same period a year ago. The Company’s 2016 effective tax rate excluding the deferred tax write-off has declined as a result of increased permanent deductions arising from investments in affordable housing partnerships.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2016, we had total consolidated assets of $1.1 billion, gross loans of $779.0 million, allowance for loan and lease losses (“ALLL”) of $11.8 million, total deposits of $975.5 million, and shareholders’ equity of $94.3 million.

We continued to maintain a strong liquidity position during the reporting period. As of September 30, 2016, we maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $19.7 million. We also held interest-bearing deposits in the amount of $65.4 million.

Available-for-sale investment securities totaled $156.4 million at September 30, 2016, compared to $159.0 million at December 31, 2015. Our available-for-sale investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations and wholesale loan purchases.

During the first nine months of 2016, we purchased 46 securities with a par value of $67.8 million and weighted average yield of 2.11% and sold 39 securities with a par value of $44.4 million and weighted average yield of 2.61%. The sales activity on available-for-sale securities and calls on two held-to-maturity securities resulted in $192 thousand in net realized gains for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we also received $25.7 million and $4.3 million in proceeds from principal payments, calls and maturities within the available-for-sale and held-to-maturity investment securities portfolios, respectively.

At September 30, 2016, our net unrealized gains on available-for-sale investment securities were $2.3 million compared to $1.6 million at December 31, 2015. The increase in net unrealized gains is primarily due to interest rate declines during the past nine months.

We recorded gross loan balances of $779.0 million at September 30, 2016, compared to $716.6 million at December 31, 2015; an increase of $62.4 million. The increase in gross loans occurred primarily in the Bank’s Sacramento marketplace and is the result of investments in our SBA division and in our expanded Sacramento commercial banking group.

The ALLL at September 30, 2016 increased $669 thousand to $11.8 million compared to $11.2 million at December 31, 2015. During the nine months ended September 30, 2016 and 2015 there were no provisions for loan and lease losses. Net loan loss recoveries were $669 thousand during the nine months ended September 30, 2016, compared to net loan loss recoveries of $71 thousand during the same period a year previous. At September 30, 2016, relying on our ALLL methodology, which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $4.0 million to $10.1 million, or 1.3% of gross loans, as of September 30, 2016, compared to $14.1 million, or 1.97% of gross loans as of December 31, 2015. Past due loans as of September 30, 2016 decreased $6.0 million to $5.2 million, compared to $11.2 million as of December 31, 2015. The decrease in past due loans was primarily attributable to the repayment of $5.5 million on two commercial real estate loans and repayment of $475 thousand on a commercial loan. We believe that risk grading for past due loans appropriately reflects the risk associated with the past due loans. See Note 5 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $15.9 million at September 30, 2016 an increase of $4.8 million compared to $11.1 million at December 31, 2015. The increase in premises and equipment is due to the recent branch acquisition, which includes a $2.4 million positive fair value adjustment on the purchased properties.

Our OREO balance at September 30, 2016 was $793 thousand compared to $1.4 million at December 31, 2015. For the nine months ended September 30, 2016, we transferred two foreclosed properties in the amount of $110 thousand to OREO and we sold eight properties with balances of $664 thousand for a net loss of $119 thousand. During the nine months ended September 30, 2016, we recognized a write-down for three properties totaling $76 thousand. We remain committed to working with customers who are experiencing financial difficulties to find potential solutions.

Bank-owned life insurance increased $461 thousand during the nine months ended September 30, 2016 to $22.9 million compared to $22.5 million at December 31, 2015. Our net deferred tax assets were $8.2 million at September 30, 2016 compared to $9.8 million at December 31, 2015. As part of the branch acquisition, we recorded a core deposit intangible of $1.8 million and goodwill of $665 thousand. Other assets which include the Bank’s investment in low income housing tax credit partnerships and investment in Federal Home Loan Bank of San Francisco stock totaled $19.2 million at September 30, 2016 compared to $18.3 million at December 31, 2015.

Total deposits at September 30, 2016, increased $171.8 million or 21% to $975.5 million compared to December 31, 2015. Total non-maturing deposits increased $208.1 million or 38% compared to the same date a year ago and increased $179.5 million or 31% compared to December 31, 2015. Certificates of deposit decreased $12.2 million or 5% compared to the same date a year ago and decreased $7.7 million or 3% compared to December 31, 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter of 2016, the branch acquisition provided an additional $149.0 million of deposits and we called and redeemed $17.5 million of brokered certificates of deposit. At September 30, 2016, the deposits in the acquired branches totaled $140.3 million.

During the first quarter of 2016, we paid off $75.0 million of Federal Home Loan Bank of San Francisco hedged term debt and terminated the interest rate hedge associated with that debt eliminating future contractual interest payments on $75.0 million at 2.64% for the period from payoff to August 1, 2016; and at 3.22% for the period August 1, 2016 to August 1, 2017.

Other liabilities which include the Bank’s supplemental executive retirement plan, and funding obligation for investments in qualified affordable housing partnerships decreased $4.4 million to $11.8 million as of September 30, 2016 compared to $16.2 million at December 31, 2015. The decrease in other liabilities is primarily caused by a $2.3 million decrease related to the termination of interest rate swaps.

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

Available-for-sale investment securities totaled $156.4 million at September 30, 2016, compared to $159.0 million at December 31, 2015. During the third quarter of 2016, net sales and maturities of available-for-sale investment securities provided additional liquidity to fund loan growth.

Our held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk many of which are pledged as collateral for our local agency deposit program. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had amortized costs of $31.8 million at September 30, 2016, compared to $35.9 million at December 31, 2015. There were no held-to-maturity securities sold or purchased during the nine months ended September 30, 2016. There was $4.3 million in book value of held to maturity securities called during the nine months ended September 30, 2016.

The following table presents the carrying value of the investment securities portfolio by classification and major type as of September 30, 2016 and December 31, 2015.

	September 30,	December 31,
(Amounts in thousands)	2016	2015
Available-for-sale securities: (1)
U.S. government & agencies	$—	$3,943
Obligations of state and political subdivisions	59,952	61,104
Mortgage backed securities and collateralized mortgage obligations	54,046	32,137
Corporate securities	16,346	33,778
Commercial mortgage backed securities	16,254	12,769
Other asset backed securities	9,842	15,299
Total	$156,440	$159,030
Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$31,771	$35,899
(1) Available-for-sale securities are reported at fair value, and held-to-maturity securities are reported at amortized cost.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents information regarding the amortized cost, maturity structure and average yield of the investment portfolio at September 30, 2016.

			Over One Through		Over Five Through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
Obligations of state and political subdivisions	$827	2.93%	$7,569	2.55%	$23,498	2.93%	$26,043	2.46%	$57,937	2.67%
Mortgage backed securities and collateralized mortgage obligations	1,106	1.33%	44,618	2.33%	7,514	2.71%	669	3.98%	53,907	2.38%
Corporate securities	3,013	1.19%	9,502	2.66%	1,000	2.00%	2,675	2.56%	16,190	2.33%
Commercial mortgage backed securities	—	—%	1,221	1.27%	1,443	1.69%	13,627	2.49%	16,291	2.33%
Other asset backed securities	—	—%	—	—%	120	2.85%	9,706	2.37%	9,826	2.38%
Total	$4,946	1.52%	$62,910	2.38%	$33,575	2.80%	$52,720	2.48%	$154,151	2.48%
Held-to-maturity securities:
Obligations of state and political subdivisions	$—	—%	$4,575	3.27%	$13,435	2.91%	$13,760	3.42%	$31,771	3.18%

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

The following table presents the composition of the loan portfolio as of September 30, 2016 and December 31, 2015.

(Amounts in thousands)	September 30,		December 31,
Loan Portfolio	2016	%	2015	%
Commercial	$136,235	17%	$132,805	19%
Commercial real estate:
Real estate - construction and land development	48,365	6	28,319	4
Real estate - commercial non-owner occupied	281,977	37	243,374	33
Real estate - commercial owner occupied	160,474	21	156,299	22
Residential real estate:
Real estate - residential - ITIN	46,458	6	49,106	7
Real estate - residential - 1-4 family mortgage	10,770	1	11,390	2
Real estate - residential - equity lines	42,363	5	45,473	6
Consumer and other	52,377	7	49,873	7
Gross loans	779,019	100%	716,639	100%
Deferred loan fees	1,155		870
Loans, net of deferred fees and costs	780,174		717,509
Allowance for loan and lease losses	(11,849)		(11,180)
Net loans	$768,325		$706,329

The following table sets forth the maturity and re-pricing distribution of our gross loans outstanding as of September 30, 2016, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$33,927	$52,370	$49,938	$136,235
Commercial real estate:
Real estate - construction and land development	8,802	21,469	18,094	48,365
Real estate - commercial non-owner occupied	1,796	43,390	236,791	281,977
Real estate - commercial owner occupied	7,528	21,087	131,859	160,474
Residential real estate:
Real estate - residential - ITIN	—	—	46,458	46,458
Real estate - residential - 1-4 family mortgage	—	2,706	8,064	10,770
Real estate - residential - equity lines	931	5,200	36,232	42,363
Consumer and other	48,371	997	3,009	52,377
Gross loans	$101,355	$147,219	$530,445	$779,019
Loans due after one year with:
Fixed rates		$65,245	$170,023	$235,268
Variable rates		81,974	360,422	442,396
Total		$147,219	$530,445	$677,664

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

Purchased Loans

In addition to loans we have originated, the loan portfolio includes purchased loan pools and purchased participations. Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ALLL is not recorded at the acquisition date. Additional information regarding the individual purchased loan pools can be found in Note 15 Purchase of Financial Assets in the Notes to Consolidated Financial Statements in this document.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the recorded investment in purchased loans at September 30, 2016 and December 31, 2015.

(Amounts in thousands)	September 30, 2016		December 31, 2015
Purchased Loans	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$113	—%	$—	—%
Commercial real estate	35,799	5	46,999	7
Residential real estate	54,342	7	58,471	8
Consumer and other	49,812	6	46,783	7
Total purchased loans	$140,066	18%	$152,253	22%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans are classified as nonaccrual when collection of principal or interest is doubtful; generally these are loans that are past due as to maturity or payment of principal or interest by 90 days or more, unless such loans are well-secured and in the process of collection. Additionally, all loans that are impaired are considered for nonaccrual status. Loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear certain.

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

The following table summarizes our nonperforming assets as of September 30, 2016 and December 31, 2015.

(Amounts in thousands)	September 30,	December 31,
Nonperforming Assets	2016	2015
Commercial	$1,710	$1,994
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	5,488
Real estate - commercial owner occupied	800	1,071
Total commercial real estate	1,996	6,559
Residential real estate:
Real estate - residential - ITIN	3,392	3,649
Real estate - residential - 1-4 family mortgage	1,798	1,775
Real estate - residential - equity lines	942	—
Total residential real estate	6,132	5,424
Consumer and other	252	32
Total nonaccrual loans	10,090	14,009
90 days past due and still accruing	—	88
Total nonperforming loans	10,090	14,097
Other real estate owned	793	1,423
Total nonperforming assets	$10,883	$15,520
Nonperforming loans to loans, net of deferred fees and costs	1.29%	1.96%
Nonperforming assets to total assets	0.98%	1.53%

We are continually performing extensive reviews of the commercial real estate portfolio, including stress testing. These reviews are being performed on both our non-owner and owner occupied credits. These reviews are being completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects. Stress testing is performed to determine the effect of rising cap rates, interest rates, and vacancy rates on the portfolio. Based on our analysis, we believe our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will not exceed the projected assumptions utilized in stress testing resulting in additional nonperforming loans in the future.

Loans are reported as troubled debt restructurings when we grant a concession(s) to a borrower experiencing financial difficulties that we would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as we will not collect all amounts due, either principal or interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent troubled debt restructured loans are measured by comparing the present value of expected future cash flows of the restructured loans, discounted at the effective interest rate of the original loan agreement. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

As of September 30, 2016, we had $11.2 million in troubled debt restructurings compared to $15.9 million as of December 31, 2015. As of September 30, 2016, we had 119 restructured loans that qualified as troubled debt restructurings, of which 110 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.43% of gross loans as of September 30, 2016, compared to 2.22% at December 31, 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2016 and December 31, 2015, impaired loans of $7.4 million and $6.9 million were classified as accruing troubled debt restructurings, respectively. The restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. We had no obligation to lend additional funds on the restructured loans as of September 30, 2016.

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of September 30, 2016 and December 31, 2015.

(Amounts in thousands)	September 30,	December 31,
Troubled Debt Restructurings	2016	2015
Accruing troubled debt restructurings
Commercial	$726	$49
Commercial real estate:
Real estate - commercial non-owner occupied	811	824
Residential real estate:
Real estate - residential - ITIN	5,280	5,458
Real estate - residential - equity lines	543	558
Total accruing troubled debt restructurings	$7,360	$6,889
Nonaccruing troubled debt restructurings
Commercial	$1,090	$863
Commercial real estate:
Real estate - commercial non-owner occupied	—	4,292
Real estate - commercial owner occupied	—	1,071
Residential real estate:
Real estate - residential - ITIN	2,476	2,538
Real estate - residential - 1-4 family mortgage	199	219
Consumer and other	30	32
Total nonaccruing troubled debt restructurings	$3,795	$9,015
Total troubled debt restructurings
Commercial	$1,816	$912
Commercial real estate:
Real estate - commercial non-owner occupied	811	5,116
Real estate - commercial owner occupied	—	1,071
Residential real estate:
Real estate - residential - ITIN	7,756	7,996
Real estate - residential - 1-4 family mortgage	199	219
Real estate - residential - equity lines	543	558
Consumer and other	30	32
Total troubled debt restructurings	$11,155	$15,904

Total troubled debt restructurings to gross loans outstanding at period end	1.43%	2.22%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at September 30, 2016 increased $669 thousand to $11.8 million compared to $11.2 million at December 31, 2015. During the nine months ended September 30, 2016 and the year ended December 31, 2015 there were no provisions for loan and lease losses.

We recorded net loan loss recoveries of $669 thousand for the nine months ended September 30, 2016 compared to net loan loss recoveries of $360 thousand for the year ended December 31, 2015. The recoveries occurred primarily from one commercial real estate loan relationship of $2.5 million and were partially offset by charge-offs of $1.4 million from two commercial loan relationships and one residential real estate loan relationship. During the first nine months of 2016, net loan loss recoveries combined with continuing improved asset quality resulted in no provision for loan and lease losses. Our ALLL as a percentage of gross loans was 1.52% and 1.56% as of September 30, 2016 and December 31, 2015, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the ALLL roll forward for the nine months ended September 30, 2016, twelve months ended December 31, 2015 and the nine months ended September 30, 2015. The table also includes impaired loan information at September 30, 2016, December 31, 2015 and September 30, 2015.

	For The Nine Months Ended	For The Twelve Months Ended	For The Nine Months Ended
	September 30,	December 31,	September 30,
(Amounts in thousands)	2016	2015	2015
Beginning balance ALLL	$11,180	$10,820	$10,820
Provision for loan and lease loss charged to expense	—	—	—
Loans charged off	(2,398)	(2,376)	(1,669)
Loan and lease loss recoveries	3,067	2,736	1,740
Ending balance ALLL	$11,849	$11,180	$10,891

	At September 30, 2016	At December 31, 2015	At September 30, 2015
Nonaccrual loans:
Commercial	$1,710	$1,994	$2,506
Real estate - commercial non-owner occupied	1,196	5,488	5,154
Real estate - commercial owner occupied	800	1,071	1,928
Real estate - residential - ITIN	3,392	3,649	4,228
Real estate - residential - 1-4 family mortgage	1,798	1,775	1,669
Real estate - residential - equity lines	942	—	23
Consumer and other	252	32	33
Total nonaccrual loans	10,090	14,009	15,541
Accruing troubled-debt restructured loans:
Commercial	726	49	56
Real estate - commercial non-owner occupied	811	824	828
Real estate - commercial owner occupied	—	—	—
Real estate - residential - ITIN	5,280	5,458	5,423
Real estate - residential - equity lines	543	558	563
Total accruing restructured loans	7,360	6,889	6,870

All other accruing impaired loans	483	492	494
Total impaired loans	$17,933	$21,390	$22,905

Gross loans outstanding	$779,019	$716,639	$718,533

Ratio of ALLL to gross loans outstanding	1.52%	1.56%	1.52%
Nonaccrual loans to gross loans outstanding	1.30%	1.95%	2.16%

As of September 30, 2016, impaired loans totaled $17.9 million, of which $10.1 million were in nonaccrual status. Of the total impaired loans, $8.7 million or 117 were ITIN loans with an average balance of approximately $74 thousand. The remaining impaired loans consist of seven commercial loans, five commercial real estate loans, six residential mortgages, 11 home equity loans and two consumer loans.

At September 30, 2016, impaired loans had a corresponding valuation allowance of $925 thousand. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the allocation of the ALLL and percent of loans in each category to gross loans as of September 30, 2016 and December 31, 2015.

(Amounts in thousands)	September 30, 2016		December 31, 2015
ALLL	Amount	% Loan Category	Amount	% Loan Category
Commercial	$2,405	20%	$2,493	23%
Commercial real estate:
Real estate - construction and land development	422	4	246	2
Real estate - commercial non-owner occupied	3,842	32	3,262	29
Real estate - commercial owner occupied	2,277	19	2,276	20
Residential real estate:
Real estate - residential - ITIN	1,170	10	998	9
Real estate - residential - 1-4 family mortgage	84	1	93	1
Real estate - residential - equity lines	550	5	486	4
Consumer and other	726	6	770	7
Unallocated	373	3	556	5
Total ALLL	$11,849	100%	$11,180	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2016, the unallocated allowance amount represented 3% of the ALLL, compared to 5% at December 31, 2015. While the ALLL composition is an indication of specific amounts or loan categories in which future charge offs may occur, actual amounts may differ.

Deposits

Total deposits as of September 30, 2016 were $975.5 million compared to $803.7 million at December 31, 2015, an increase of $171.8 million or 21%. During the first quarter of 2016, the branch acquisition provided an additional $149.0 million of deposits and we called and redeemed $17.5 million of brokered certificates of deposit. The following table presents the deposit balances by major category as of September 30, 2016, and December 31, 2015.

(Amounts in thousands)	September 30, 2016		December 31, 2015
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$254,435	26%	$169,507	21%
Interest-bearing demand	174,127	18	165,316	20
Money market accounts	220,398	23	150,342	19
Savings	110,201	11	94,503	12
Certificates of deposit, $100,000 or greater	168,939	17	189,969	24
Certificates of deposit, less than $100,000	47,393	5	34,098	4
Total	$975,493	100%	$803,735	100%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the distribution of our year-to-date average daily balances and their respective average rates as of September 30, 2016, and December 31, 2015.

	September 30, 2016		December 31, 2015
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$168,289	0.12%	$145,106	0.16%
Money market accounts	197,628	0.16%	137,999	0.17%
Savings	102,427	0.17%	92,659	0.23%
Certificates of deposit	222,286	0.98%	238,626	0.99%
Interest-bearing deposits	690,630	0.42%	614,390	0.49%
Noninterest-bearing demand	214,540		156,578
Average total deposits	$905,170		$770,968

Term debt (1)	$43,435	4.21%	$88,874	1.98%
Junior subordinated debentures	10,310	2.23%	10,310	1.89%
Average total borrowings	$53,745	3.83%	$99,184	1.97%

(1) Includes impact of interest rate swaps and senior and subordinated term debt. During the first quarter of 2016 all Federal Home Loan Bank of San Francisco term debt was repaid and an interest rate hedge associated with $75.0 million of that debt was terminated. During the fourth quarter of 2015, $20.0 million of senior and subordinated term debt was issued to redeem $20.0 million of preferred stock.

Deposit Maturity Schedule

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of September 30, 2016.

(Amounts in thousands)	September 30,
Maturing in:	2016
Three months or less	$24,798
Three through six months	18,080
Six through twelve months	33,217
Over twelve months	92,844
Total	$168,939

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

In accordance with regulatory Call Report instructions, we filed quarterly Call Reports, which listed brokered deposits of $59.5 million, and $94.4 million at September 30, 2016 and December 31, 2015, respectively. These amounts include deposits obtained through the CDARS and ICS programs of $59.5 million and $76.9 million, respectively.

Borrowings

Term Debt

At September 30, 2016, we had term debt outstanding with a carrying value of $19.1 million compared to $94.7 million at December 31, 2015. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco borrowings

We utilized a portion of the new liquidity from our branch acquisition to repay $75.0 million of Federal Home Loan Bank of San Francisco hedged term debt during the first quarter of 2016. Advances from the Federal Home Loan Bank of San Francisco were $75.0 million at December 31, 2015. See Note 9 Federal Funds Purchased and Lines of Credit in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings and our remaining line of credit.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million. The debt is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce. At September 30, 2016 the Senior Debt had a balance of $9.2 million at a variable rate of three month LIBOR plus 400 basis points and matures in 2020.

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million of fixed to floating rate subordinated notes. The subordinated debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points. At September 30, 2016, the Subordinated Debt had a balance of $10.0 million due in 2025.

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

Junior Subordinate Debentures

Bank of Commerce Holdings Trust II

During July 2005, the Holding Company participated in a $10.0 million private placement of fixed rate trust preferred securities (the "Trust Preferred Securities") through a newly formed wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at three month LIBOR plus 158 basis points. The effective interest rate at September 30, 2016 was 2.43%.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of total deposits at September 30, 2016 and 3% of total deposits at December 31, 2015. In addition to liquidity from core deposits, loan repayments and maturities of securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank, or issue brokered certificates of deposit.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank had the following lines of credit:

●

Available lines of credit with the Federal Home Loan Bank of San Francisco totaling $312.9 million as of September 30, 2016; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	Available lines of credit with the Federal Reserve Bank totaling $26.7 million subject to collateral requirements, namely the amount of certain pledged loans.
●

Uncommitted federal funds line of credit agreements with additional financial institutions totaling $40.0 million at September 30, 2016. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company's cash flows are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. As of January 1, 2016, the California Financial Code requires the Bank to obtain regulatory approval for any one dividend or other distribution to the Holding Company exceeding $387 thousand. During 2016, management does not anticipate needing to obtain prior regulatory approval from the California Department of Business Oversight. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders or to meet its other ongoing cash obligations, which consist principally of debt service on junior subordinated debentures and term debt.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $6.5 million was provided by operating activities for the nine months ended September 30, 2016. The material differences between cash provided by operating activities and net income was due to a $2.3 million in loss on the cancellation of interest rate swap and non-cash items including depreciation, amortization and increased deferred tax assets were $3.1 million.

Net cash of $81.7 million provided by investing activities consisted principally of $142.4 million from the acquisition of Bank of America branches and $25.7 million in proceeds from maturities and payments of available-for-sale securities. These sources were partially offset by $2.6 million in payments to derivative counterparties for the termination of interest rate swaps, $24.2 million in net purchases of available-for-sale investment securities and $61.7 million in net loan purchases and originations.

Net cash of $54.3 million used for financing activities consisted principally of $75.8 million in net repayment of term debt and $31.9 million decrease in certificates of deposit, partially offset by an increase in demand deposits and savings accounts of $54.6 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Holding Company and the Bank met all capital adequacy requirements to which they are subject, as of September 30, 2016.

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

As of September 30, 2016, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Holding Company and the Bank’s capital amounts and ratios as of September 30, 2016, are presented in the following table.

		Actual	Well Capitalized	Minimum Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement
Holding Company:
Common equity tier 1 capital ratio	$91,105	9.60%	n/a	4.50%
Tier 1 capital ratio	$101,072	10.65%	n/a	6.00%
Total capital ratio	$122,942	12.96%	n/a	8.00%
Tier 1 leverage ratio	$101,072	9.28%	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$119,835	12.62%	6.50%	4.50%
Tier 1 capital ratio	$119,835	12.62%	8.00%	6.00%
Total capital ratio	$131,714	13.87%	10.00%	8.00%
Tier 1 leverage ratio	$119,835	11.03%	5.00%	4.00%

Total shareholders’ equity at September 30, 2016 was $94.3 million, compared to shareholder’s equity of $90.5 million reported at December 31, 2015.

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

Cash Dividends and Payout Ratios per Common Share

During the nine months ended September 30, 2016 and the year ended December 31, 2015, we declared quarterly cash dividends of $0.03 per common share. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation and expected growth. We expect that the dividend rate will be reassessed periodically by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09
Dividend payout ratio	17%	17%	41%	18%

OFF-BALANCE SHEET ARRANGEMENTS

Information regarding Off-Balance Sheet Arrangements is included in Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements incorporated in this document.

CONCENTRATION OF CREDIT RISK

Information regarding Concentration of Credit Risk is included in Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements incorporated in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of September 30, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of September 30, 2016, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first nine months of 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: November 04, 2016	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)