Form 10-K
period 2016-12-31
Bank of Commerce Holdings
filed 2017-03-15
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of the last day of the second fiscal quarter of 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $81,996,017 based on the closing sale price of $6.60 as reported on the NASDAQ Global Market as of June 30, 2016.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

The number of shares of the registrant’s no par value Common Stock outstanding as of March 9, 2017 was 13,511,665.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the registrant for its 2017 Annual Meeting of Shareholders, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Bank of Commerce Holdings Form 10-K

Part I

Special Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements also include statements in which words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “considers” similar expressions or conditional verbs such as “will,” “should,” “would” and “could,” and other comparable words or phrases of a future- or forward-looking nature, are intended to identify such forward looking statements. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. Except as specifically noted herein all references to the “Company” refer to Bank of Commerce Holdings, a California corporation, and its consolidated subsidiaries.

The following factors, among others, could cause our actual results to differ materially from the anticipated results (express or implied) or other expectations in the forward-looking statements, including those set forth in this Annual Report on Form 10-K, or the documents incorporated by reference:

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
●

The value of deferred tax assets could be significantly reduced if corporate tax rates in the U.S. decline resulting in decreased net income in the period in which the change is enacted and a reduction of regulatory capital;

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

●	Changes in the cost and scope of insurance from the Federal Deposit Insurance Corporation and other third parties;
●	Changes in consumer spending, borrowing and savings habits;
●	The reputation of banks and the financial services industry could deteriorate, which could adversely affect the Company's ability to obtain and maintain customers;
●	Changes in the level of our nonperforming assets and charge-offs;
●	Deterioration in values of real estate in California and the United States generally, both residential and commercial;
●	Possible other-than-temporary impairment of securities held by us;
●	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	The willingness of customers to substitute competitors’ products and services for our products and services;
●	Technological changes could expose us to new risks, including potential systems failures or fraud;
●

The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters;

●	The risks presented by continued public stock market volatility, which could adversely affect the market price of the Company's common stock and the ability to raise additional capital;
●	Inability to attract deposits and other sources of liquidity at acceptable costs;

●	Changes in the competitive environment among financial and bank holding companies and other financial service providers;
●

Consolidation in the financial services industry in the Company's markets resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;

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

●	Our inability to manage the risks involved in the foregoing; and
●	The effects of any reputational damage to the Company resulting from any of the foregoing.

If our assumptions regarding one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this document and in the information incorporated by reference in this document. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not undertake any obligation to publicly correct, revise, or update any forward-looking statement if we later become aware that actual results are likely to differ materially from those expressed in such forward-looking statement, except as required under federal securities laws.

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

We commenced banking operations in 1982 and with the completion of the purchase of five Bank of America branches during the first quarter of 2016, we now operate nine full service facilities in northern California. We also operate a full service “cyber office” as identified in our summary of deposits reporting filed with the FDIC. We provide a wide range of financial services and products for business and retail customers which are competitive with those traditionally offered by banks of similar size in California. As of December 31, 2016, we operated under one primary business segment: Community Banking. Additional information regarding operating segments can be found in Note 2 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this document.

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

On March 11, 2016, we completed the purchase of five Bank of America branches in northern California. The acquired branches are located in Colusa, Willows, Orland, Corning, and Yreka. The Bank also acquired three offsite ATM locations in Williams, Orland and Corning. The Bank paid cash consideration of $6.7 million and acquired $155.2 million in assets, primarily cash and premises. The Bank assumed $149.2 million in liabilities, primarily deposits. See Note 26 Acquisition in the Notes to Consolidated Financial Statements.

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

Our primary business strategy is to provide comprehensive banking and related services to businesses, not-for-profit organizations, professional service providers and consumers in northern California. We continue to emphasize the diversity of our product lines and high levels of personal service. Through our technology, we offer convenient access typically associated with larger financial institutions, while maintaining the local decision-making authority and market knowledge, typical of a local community bank. Management intends to continue to pursue our business strategy through the following initiatives:

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

Build a Stable Core Deposit Base. We continue to focus on increasing a stable core deposit base of business and retail customers. Our Branch Acquisition has allowed us to reduce our historic reliance on Federal Home Loan Bank of San Francisco borrowings and our former reliance on nonlocal time deposits. We intend to continue our practice of developing a full deposit relationship with each of our loan customers, their business partners, and key employees.

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

Holding Company Activities

The Holding Company’s primary subsidiary is a bank and, if the Bank receives a rating under the Community Reinvestment Act of 1977, as amended (“CRA”), of less than “satisfactory”, the Holding Company may be prohibited, until the rating is raised to “satisfactory” or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Bank’s current CRA rating is “satisfactory”.

To qualify as “well-capitalized,” the Company must, on a consolidated basis: (1) maintain a total risk-based capital ratio of 10% or greater, (2) maintain a Tier 1 risk-based capital ratio of 8%, and (3) maintain a Common Equity Tier 1 capital ratio of 4.5% (4) not be subject to any order by the FRB to meet a specified capital level. As of December 31, 2016, the Company’s total risk-based capital ratio was 12.68%, its Tier 1 capital was 10.42% and its Common Equity Tier 1 capital ratio was 9.43% and the Company is not under a FRB order.

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as “well capitalized”. There are no conditions or events since the notification that management believes have changed the Bank’s rating.

Principal Markets

We operate nine branches in northern California. We also operate a full service “cyber office” as identified in our summary of deposits reporting filed with the FDIC. In the greater Sacramento region we operate under the name Sacramento Bank of Commerce, a division of Redding Bank of Commerce.

Principal Products and Services

Most of our current customers are retail consumers and small to medium-sized businesses. No single person or group of persons provides a material portion of the Bank’s deposits or loans, the loss of any one or more of which would have a materially adverse effect on the business of the Bank.

We provide a wide range of financial services and products for business and consumer customers. The services we offer include those traditionally offered by banks of similar size and character in California. Our principal deposit products include the following types of accounts; checking, interest-bearing checking, savings, certificates of deposit, money market deposits. We also offer sweep arrangements, commercial loans, construction loans, term loans, consumer loans, safe deposit boxes, and electronic banking services. We currently do not offer trust services or international banking services.

The majority of the loans we originate are direct loans made to individuals and small businesses in our principal market. We accept as collateral for loans, real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory. In addition to direct lending, our loan portfolio includes loans that were purchased as pools of loans, or participations where a portion of a loan was originated by another lending institution.

Dividends

The principal source of the Holding Company’s cash is dividends received from the Bank, which are subject to government regulation and limitations on the Bank’s ability to pay dividends. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce capital below an amount necessary to meet minimum applicable regulatory capital requirements. Basel III (discussed below) introduces additional potential restrictions on dividends.

Banks chartered under California law generally may only pay a cash dividend to the extent such payment does not exceed the lesser of (i) retained earnings of the bank or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). As a result, future dividends will generally depend on the level of earnings at the Bank.

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

Regulatory Capital

Our regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. See Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations and Note 21 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the regulatory capital guidelines.

Competition

We engage in the highly competitive financial services industry. Generally, our market and our the lines of activity involve competition with other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance entities which offer financial services, located both domestically and through alternative delivery channels such as the Internet. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures. The methods of competition center around various factors, such as customer service, interest rates on loans and deposits, lending limits, customer convenience and technological advances.

Securities firms, insurance companies and brokerage houses that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type will significantly change the competitive environment in which we conduct business.

In order to compete with major banks and other competitors in our primary service areas, we rely upon;

●	The experience of our executive and senior officers;
●	Our specialized services and local promotional activities;
●	The personal contacts made by our officers, directors and employees.

Employees

As of December 31, 2016, we employed 191 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Information regarding employment agreements with our executive officers is contained in Item 11 – Executive Compensation below, which is incorporated by reference to our proxy statement for the 2017 annual meeting of shareholders.

Government Supervision and Regulation

Supervision and Regulation

The Holding Company and the Bank operate under an extensive regulatory framework. This framework is primarily designed for the protection of depositors, federal deposit insurance funds, and the banking system as a whole, and not for the protection of shareholders. As the breadth and scope of regulatory requirements increase, our costs to identify, monitor and comply with these requirements continue to increase.

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

General

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

Holding Company Bank Ownership

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

Holding Company Control of Nonbanks

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

Transactions with Affiliates

Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) further expanded the definition of an “affiliate” and treats credit exposure arising from derivative transactions, securities lending, and borrowing transactions as a covered transaction under the regulations. It also expands the scope of covered transactions required to be collateralized, requires collateral to be maintained at all times for covered transactions required to be collateralized, and places limits on acceptable collateral. These regulations and restrictions may limit the Holding Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements

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

Support of Subsidiary Banks

Under Federal Reserve policy and the Dodd-Frank Act, the Holding Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Holding Company is required to commit, as necessary, capital and resources to support the Bank, including at times when the Holding Company may not be in a financial position to provide such resources, and when it may not be in the Holding Company's (or its shareholders') best interest to do so. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions

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

Federal and State Regulation of the Bank

General

The deposits of the Bank, a California chartered commercial bank, are insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the CDBO and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature, amount of, and collateral for loans. Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards. As mentioned above, in addition to these federal laws, the Bank is also subject to the laws of the State of California.

Consumer Protection

Although the Bank is not supervised directly by the Consumer Financial Protection Bureau (“CFPB”), our consumer banking activities are subject to regulation by the CFPB. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers including laws and regulations that impose certain disclosure requirements and regulate the manner in which we take deposits, make and collect loans, and provide other services. In recent years, examination and enforcement by state and federal banking agencies for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil monetary liability, criminal penalties, punitive damages, and the loss of certain contractual rights. The Bank has established a compliance system to ensure consumer protection.

Community Reinvestment

The Community Reinvestment Act of 1977 (the “CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility. In some cases, a bank's failure to comply with the CRA and CRA protests filed by interested parties during applicable comment periods can result in the denial or delay of such applications. The Bank received a "satisfactory" rating in its most recent CRA examination.

Insider Credit Transactions

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

Regulation of Management

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

Safety and Soundness Standards

Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of consumer information, protect against unauthorized access to or use of such information and ensure the proper disposal of customer and consumer information. An institution that fails to meet these standards may be subject to regulatory sanctions, including restrictions on growth. The Bank has established policies and risk management procedures to ensure the safety and soundness of the Bank.

State Law Restrictions

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) together with the Dodd-Frank Act relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

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

Corporate Governance and Accounting

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “SOX Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally the SOX Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert”, (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings, and (vi) requires chief executive officers and chief financial officers to assess the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a public reporting company, the Holding Company is subject to the requirements of the SOX Act and related rules and regulations issued by the SEC and NASDAQ. After enactment of the SOX Act, the Holding Company updated its policies and procedures to comply with the SOX Act's requirements and has found that such compliance has resulted in additional expenses for the Holding Company. The Holding Company will continue to incur additional expenses in its ongoing compliance with these requirements.

Anti-Terrorism

The Bank Secrecy Act and the USA Patriot Act of 2001

The Bank Secrecy Act (the “BSA”) requires all financial institutions to (among other requirements) establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA sets forth various recordkeeping and reporting requirements (such as reporting suspicious activities that may signal criminal activity), including due diligence and "know your customer" documentation requirements. Further, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. Bank regulators are directed to consider a holding company’s and bank’s effectiveness in combating money laundering when reviewing and ruling on applications under the BHC Act and the Bank Merger Act. The Holding Company and the Bank have established compliance programs designed to comply with the BSA and Patriot Act requirements.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLBA”) brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLBA (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act redefined the assessment base used for calculating FDIC deposit insurance assessments by requiring the FDIC to determine deposit insurance assessments based on assets instead of deposits. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the Deposit Insurance Fund (the “DIF”) from 1.15% to 1.35%; requires that the DIF reserve ratio meet 1.35% by 2020; and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. In October 2015, the FDIC stated that it would offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion by imposing a surcharge on insured depository institutions with total consolidated assets of $10.0 billion dollars or more. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

Safety and Soundness

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

Insurance of Deposit Accounts

The Dodd-Frank Act permanently increased FDIC deposit insurance from $100,000 to $250,000 per depositor. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Brokered Deposits

On November 13, 2015, the FDIC updated guidance on identifying, accepting and reporting brokered deposits (“Deposit Guidance”), which appears to adopt an expansive view on what constitutes “facilitating the placement of deposits.” To the extent the FDIC takes a broader view of what constitutes “brokered deposits”, this could impact our use of brokered deposits in the future. Under FDIC deposit insurance rules, banks may be assessed higher premiums if they have a high level of brokered deposits. At December 31, 2016, we have $65.2 million in brokered deposits.

The Dodd-Frank Act

The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Holding Company and the Bank. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below. However, the new Administration in Washington, D.C., is considering providing some relief from certain of the provisions of the Dodd-Frank Act, but it is too early to predict the likelihood, timing, and scope of any such amendment(s).

Corporate Governance

The Dodd-Frank Act requires publicly traded companies to provide their shareholders with (i) a non-binding shareholder vote on executive compensation, (ii) a non-binding shareholder vote on the frequency of such vote, (iii) disclosure of “golden parachute” arrangements in connection with specified change in control transactions, and (iv) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. Effective August 5, 2015, the SEC adopted a rule mandated by the Dodd-Frank Act that requires a public company to disclose the ratio of the compensation of its Chief Executive Officer ("CEO") to the median compensation of its employees. This rule is intended to provide shareholders with information that they can use to evaluate a CEO's compensation. Companies will be required to provide disclosure of their pay ratios for their first fiscal year beginning on or after January 1, 2017.

Prohibition Against Charter Conversions of Troubled Institutions

The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is the subject to an enforcement action unless the bank seeks prior approval from its regulator and complies with specified procedures to ensure compliance with the enforcement action.

Consumer Financial Protection Bureau

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

Repeal of Demand Deposit Interest Prohibition

The Dodd-Frank Act repealed federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Proposed Legislation

General

The economic and political environment of the past several years has led to a number of proposed legislative, governmental and regulatory initiatives that may significantly impact our industry. Other regulatory initiatives by federal and state banking agencies may also significantly impact our business. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on our operations, competitive situation, financial conditions, or results of operations. While recent history has demonstrated that new legislation or changes to existing laws or regulations typically result in a greater compliance burden (and therefore increase the costs of doing business), the new Administration has expressed a desire to reduce regulatory burden.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other business and financial information with the SEC. You may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or 1-800-732-0330 for further information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site that contains the Company's SEC filings, as well as reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, located at http://www.sec.gov. These filings are also accessible free of charge at the Company's website at www.bankofcommerceholdings.com as soon as reasonably practicable after filing with the SEC. By making this reference to the Company's website, the Company does not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

Our principal executive office is located at 1901 Churn Creek Road, Redding, California 96002 and the telephone number is (530) 722-3939.

Annual Disclosure Statement

This Annual Report on Form 10-K also serves as the annual disclosure statement of the Bank pursuant to Part 350 of the FDIC’s rules and regulations. This statement has not been reviewed or confirmed for accuracy or relevance by the FDIC.

Item 1a - Risk Factors

An investment in the Company's common stock involves certain risks. The following is a discussion of what the Company believes are the most significant risks and uncertainties that may affect the Company's business, financial condition, and future results.

National and global economic and geopolitical conditions could adversely affect our future results of operations or market price of our stock.

Our business is impacted by factors such as economic, political and market conditions, broad trends in industry and finance, and changes in government monetary policies, all of which are beyond our control. National and global economies are constantly in flux, as evidenced by recent market volatility resulting from, among other things, a new Administration in Washington D.C., political and economic issues between the European Union and United Kingdom, and the ever-changing landscape of the energy industry. Future economic conditions cannot be predicted, and any renewed deterioration in the economies of the nation as a whole or in our market could have an adverse effect, which could be material, on our business, financial condition, results, operations and prospects, and could cause the market price of our stock to decline.

Our business is subject to geographic risks that could adversely impact our results of operations and financial condition.

We conduct banking operations principally in northern California. As a result, our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in northern California. While both the national economy and local economies in which we operate have improved, there is no assurance the improvement will continue. Additionally, a sluggish recovery in real estate values and an elevated level of unemployment in the principal market we serve could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

Any future deterioration in economic conditions, particularly within our geographic region, could result in the following consequences, any of which could have a material adverse effect on our business, prospects, financial condition, and results of operations:

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

●	Demand for loans and other products and services may decrease;
●	Low cost or non-interest bearing deposits may decrease; and
●	Performance of the underlying loans in the private label mortgage backed securities we hold may deteriorate, potentially causing other-than-temporary impairment markdowns to our investment portfolio.

Our inability to successfully manage our growth or implement our growth strategy could affect our results of operations and financial condition.

We may not be able to successfully implement our growth strategy if we are unable to expand market share in our existing market, identify attractive new markets, locations, or opportunities to expand in the future. In addition, our ability to manage growth successfully will depend on whether we can maintain adequate capital levels, maintain cost controls, effectively manage asset quality, and successfully integrate any expanded business divisions or acquired businesses into our operations.

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

Purchased loans included in the loan portfolio totaled $133.7 million or 17% of gross portfolio loans as of December 31, 2016. The loans were purchased as a pool of loans, whole loans or purchased participations from another institution. The majority of the loans are outside our principal market. The loans were purchased under several different contracts however $92.6 million or 12% of gross portfolio loans are serviced by two separate servicing companies. A disruption to the operations of either of the loan servicing companies could reduce the value of the assets that we own. In addition, if we are forced to foreclose and service these loans ourselves, we would incur additional monitoring and servicing costs due to the geographic disbursement of the portfolio, both in and outside our market area which would adversely affect our noninterest expense.

We have a concentration risk in real estate related loans.

A substantial portion of our lending is tied to real estate. As of December 31, 2016, approximately 75% of our loan portfolio was secured by real estate, the majority of which is commercial real estate. Of that amount, 7% of the portfolio consisted of construction and land development, 55% in commercial real estate (non-owner occupied and owner-occupied), 6% in residential ITIN, 2% in residential 1-4 family mortgage and 5% in residential equity lines.

A large percentage of our loan portfolio is comprised of commercial real estate loans which generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans. These loans are primarily made based on and repaid from the cash flow of the borrower (which may be unpredictable) and secondarily on the underlying collateral provided by the borrower. Any decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in our principal market areas in particular, could have an adverse impact on the repayment of these loans. Further, our ability to recover on these loans by selling or disposing of the underlying real estate collateral would be adversely impacted by any decline in real estate values, which increases the likelihood that we would suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the ALLL. Any increase in net charge-offs and in the ALLL could also have a material adverse effect on our business, financial condition, and results of operations and prospects.

Future loan and lease losses may exceed the allowance for loan and lease losses.

We have established an allowance for possible losses expected in connection with loans in the credit portfolio. This allowance reflects estimates of the collectability of certain identified loans, as well as an overall risk assessment of gross loans outstanding.

The determination of the amount of allowance for loan and lease losses is subjective; although the method for determining the amount of the allowance uses criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance, particularly in the current economic climate. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the loan and lease loss allowance will be sufficient to protect against losses that ultimately may occur. If the allowance for loan and lease losses proves to be inadequate, we will need to make additional provisions to the allowance, which is accounted for as charges to income, which would adversely impact results of operations and financial condition. Moreover, federal and state banking regulators, as an integral part of their supervisory function, periodically review our loan portfolio and the adequacy of our allowance. These regulatory authorities may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from our judgments. Any increase in the allowance could have an adverse effect, which could be material, on our financial condition and results of operations.

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

Our income is highly dependent on “interest rate spreads” (i.e., the difference between the interest income earned on our interest earning assets such as loans and securities, and the interest expense paid on our interest-bearing liabilities such as deposits and borrowings). The underlying interest rates are highly sensitive to many factors, many of which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Recently, the Federal Reserve Board increased the federal funds target range by 0.25% (0.50% to 0.75%) and has indicated further increases could continue depending on economic conditions. We have positioned the balance sheet into an interest rate risk position that is essentially neutral as we plan for rising interest rates. By extending the duration of a portion of our liabilities and shortening the duration of our investment portfolio, we have moved the Company from a liability sensitive position in a rising rate environment to a neutral or slightly liability sensitive position.

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

We own shares of Federal Home Loan Bank of San Francisco stock which are recorded in other assets. The stock is carried at cost and is subject to recoverability testing under applicable accounting standards. As of December 31, 2016, we did not recognize an impairment charge related to our Federal Home Loan Bank of San Francisco stock holdings; however, potential negative changes to the financial condition of the Federal Home Loan Bank of San Francisco may require us to recognize an impairment charge with respect to such stock holdings. Any such impairment charge would have an adverse impact on our results of operations and financial condition.

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

The value of our deferred tax assets could be significantly reduced if corporate tax rates decline or as a result of other changes in the U.S. Corporate tax system.

There are discussions regarding decreasing the U.S. federal corporate tax rate, which have taken on a new focus and prominence given the new U.S. presidential administration and Congress. While we may benefit on a prospective net income basis from any decrease in corporate tax rates, proposals being discussed currently such as lowering the corporate tax rate could result in a material decrease in the value of our deferred tax assets which would also result in a material reduction to our net income during the period in which the change is enacted and our regulatory capital would also be reduced. Given the number of uncertainties relating to the ultimate form any corporate tax reform may take, it is not possible to quantify the potential negative impact to the Company’s income or regulatory capital.

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

Competition in our market areas may limit future success.

Community banking is a highly competitive business and a consolidating industry. We compete with other commercial banks, savings and loans, credit unions, finance, insurance and other non-depository companies operating in our market areas. We are subject to substantial competition for loans and deposits from other financial institutions. Some of our competitors are not subject to the same regulations and restrictions as we are, and some of our competitors have greater financial resources than we do. If we are unable to effectively compete in our market areas, the Company's business, results of operations, and prospects could be adversely affected.

Derivative financial instruments subject the Company to credit and market risk

We may use derivatives to hedge the risk of changes in market interest rates in order to limit the impact on earnings and cash flows relating to specific groups of assets and liabilities. Our use of derivatives in our risk management activities could expose the Company to mark-to-market losses if interest rates move in a materially different way than we expected when we entered into the related derivative contracts. In addition, we would be exposed to credit risk should the counterparty fail to perform under the terms of the derivative contracts. This could cause us to forfeit the payments due to us or result in settlement delays with the attendant credit and operational risk as well as increased costs to us. Derivative contracts may contain a provision which allows the counterparty to terminate the derivative contract if we failed to maintain our status as a well/adequately capitalized institution or if specific regulatory events occurred. If these contracts were terminated by the counterparty, we would be required to settle our obligations under the agreements, which could also cause operational risk and increased costs to us.

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

Our ability to pay cash dividends to our shareholders is dependent on our receipt of cash dividends from our subsidiary Bank. In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay a cash dividend to the extent such payment does not exceed the lesser of (i) retained earnings of the bank or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). As a result, future dividends will generally depend on the level of earnings at the Bank.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. For more information on these issues, refer to the material set forth above under the heading "Government Supervision and Regulation."

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

Risks Related to the Use of Brokered Deposits.

The use of brokered deposits without regulatory approval from the FDIC is limited to banks that are “well capitalized” under applicable federal regulations. A portion of our local deposits are derived through a program known as the Certificate of Deposit Account Registry Service or (“CDARS”) and also through a program known as Insured Cash Sweep or (“ICS”). The CDARS program is a deposit swapping service that enables thousands of participating banks in the U.S. to provide their customers with access to millions of dollars of FDIC-insured certificates of deposit. The ICS service allows banks in the ICS network to place funds through the ICS network and receive matching deposits from other FDIC insured member banks. As of December 31, 2016, $65.2 million in deposits were derived through the CDARS and ICS program. While these deposits share many of the key characteristics of core deposits, the FDIC considers such deposits to be brokered. Furthermore, in November, 2015, the FDIC issued updated regulations which take a more expansive view of what constitutes a brokered deposit. If our capital levels fall below “well capitalized” minimums, unless we obtain the FDIC’s consent, we may not have access to a significant source of funding, including CDARS and ICS deposits, which could force us to use more expensive sources of funding or to sell loans or other assets at a time when pricing for such assets is unfavorable. Should it become necessary, we would seek the FDIC’s consent to utilize CDARS and ICS deposits but there can be no assurance that we would receive their consent. If we could not raise additional capital, our liquidity, results of operations and financial condition could be adversely affected.

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

Stock price volatility may make it difficult for you to resell your common stock at the time and prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	Actual or anticipated variations in quarterly results of operations;
●	Recommendations by securities analysts;
●	Operating and stock price performance of other companies that investors deem comparable to us;
●	News reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions;
●	Perceptions in the marketplace regarding the Company and/or our competitors;
●	Public sentiments toward the financial services and banking industry generally;
●	New technology used, or services offered, by competitors;
●	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or our competitors;
●	Changes in government regulations; and
●	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the recent volatility and disruption of capital and credit markets.

Our common stock is traded on the NASDAQ Global Market under the trading symbol “BOCH” and historically has been a low trading volume stock. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue.

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

The operation of these provisions could result in the Company becoming a less attractive target for a would-be acquirer. As a consequence, it is possible that shareholders would lose an opportunity to be paid a premium for their shares in an acquisition transaction, even in circumstances where such action is favored by a majority of the Company's shareholders.

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

Shares of our common stock eligible for future sale, including those that may be issued in connection with our various stock option and equity compensation plans, in possible acquisitions, and any other offering of our common stock for cash, could have a dilutive effect on the market for our common stock and could adversely affect our market price. Our Articles of Incorporation authorize 50,000,000 shares of which 13,440,442 shares were outstanding as of December 31, 2016. There are 188,900 shares subject to common stock options outstanding with a weighted average exercise price of $5.08 per share. Any future issuances of shares of our common stock may be dilutive to existing shareholders.

The holders of our trust preferred securities and subordinated notes have rights that are senior to those of our holders of common stock and that may impact our ability to pay dividends on our common stock to our common shareholders and reduce net income available to our common shareholders.

At December 31, 2016, our subsidiary Trust II had outstanding $10.3 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debentures. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.

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

The Holding Company is a bank holding company under the BHC Act, and its only significant asset is its wholly owned bank subsidiary. The Holding Company has no other source of funds other than dividends and other distributions from the Bank. As discussed in Note 21 Regulatory Capital in the Notes to Consolidated Financial Statements in this document, the Company’s ability to pay dividends to its shareholders will depend on the Bank’s ability to pay dividends to the Holding Company.

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

At December 31, 2016, time certificates of deposit in excess of $250,000, excluding brokered time deposits, represented approximately 6% of our total deposit balances. Because these deposits are not covered by FDIC deposit insurance, they are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect our liquidity, profitability, business prospects, results of operations and cash flows.

The FDIC has implemented a plan to increase the federal Deposit Insurance Fund, including additional future premium increases and special assessments.

As discussed above under the heading "Government Supervision and Regulation," the FDIC has implemented a plan to increase insurance premiums and has imposed special assessments to rebuild and maintain the DIF, and any additional future premium increases or special assessments could have a material adverse effect on the Company's business, financial condition, and results of operations. To repeat from the above, the Dodd-Frank Act redefined the assessment base used for calculating FDIC deposit insurance assessments and raised the minimum designated reserve ratio of the DIF from 1.15% to 1.35%. Further, the FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. As a result, the deposit insurance assessments to be paid by the Bank could increase.

The impact of Basel III is uncertain.

Basel III set forth more robust global regulatory standards on capital adequacy, qualifying capital instruments, leverage ratios, market liquidity risk, and stress testing. The phase-in period for Basel III began on January 1, 2015 and ends on January 1, 2019. The implementation of these new standards could have an adverse impact on our financial position and future earnings due to, among other things, the increased Tier 1 capital ratio requirements. Additional information regarding Basel III is set forth below under the heading “Regulatory Capital Guidelines.”

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

Item 1b - Unresolved Staff Comments

None to report.

Item 2 - Properties

●	The Company’s principal administrative office consists of 12,000 square feet of space in a Company owned building located at 1901 Churn Creek Road, Redding, California 96002.
●	The Bank has nine full service banking offices:
	o	The main office consists of 21,000 square feet of space in a Bank owned building located at 1951 Churn Creek Road, Redding, California 96002.
	o	A branch that consists of 11,650 square feet of space in a Bank owned building located at 1177 Placer Street, Redding, California, 96001.
	o	A branch that consists of 3,787 square feet of leased space located at 3455 Placer Street, Redding, California 96001. The lease agreement expires on August 21, 2017.
	o	A branch that consists of 5,600 square feet of space in a Bank owned building located at 558 Market Street, Colusa, California 95932.
	o	A branch that consists of 7,221 square feet of space in a Bank owned building located at 1222 Solano Street, Corning, California 96021.
	o	A branch that consists of 9,360 square feet of space in a Bank owned building located at 328 Walker Street, Orland, California 95963.
	o	A branch that consists of 8,910 square feet of space in a Bank owned building located at 155 North Tehama Street, Willows, California 95988.
	o	A branch that consists of 8,450 square feet of space in a Bank owned building located at 200 South Broadway Street, Yreka, California 96097.
o

A branch that consists of approximately 10,488 square feet of leased space located at 1504 Eureka Road, Suite 100, Roseville, California 95661. The space is leased pursuant a lease expiring on January 31, 2023, and month to month thereafter.

●	The Bank operates three free standing remote ATMs:
o

An offsite remote ATM that consists of approximately 150 square feet of leased space located at 125 East Walker Street, Orland, California 95963. The space is leased pursuant a lease expiring on October 1, 2019.

o

An offsite remote ATM that consists of approximately 150 square feet of leased space located at 1920 Solano Street, Corning, California 96021. The space is leased pursuant a lease expiring on January 31, 2018.

o

An offsite remote ATM that consists of approximately 174 square feet of leased space located at 692 E Street, Williams, California 95987. The space is leased pursuant a lease expiring on August 16, 2018.

●	The Bank has office space consisting of 6,163 square feet of leased space located at 330 Hartnell Avenue, Redding, California 96002; the lease agreement expires on February 28, 2022.
●

The Bank has office space consisting of approximately 4,430 square feet of leased space located at 1504 Eureka Road, Suite 120, Roseville, California 95661. The space is leased pursuant to a lease expiring on January 31, 2023, and month to month thereafter.

●

The Bank has office space consisting of approximately 2,413 square feet of leased space located at 1504 Eureka Road, Suite 130, Roseville, California 95661. The space is leased pursuant to a lease expiring on January 31, 2023, and month to month thereafter.

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

	Sales Price Per Share
Quarter Ended:	High	Low	Close	Volume
March 31, 2015	$6.00	$5.48	$5.54	1,086,600
June 30, 2015	$6.20	$5.51	$5.70	1,246,100
September 30, 2015	$5.90	$5.40	$5.78	1,044,600
December 31, 2015	$7.39	$5.72	$6.68	1,359,900

March 31, 2016	$6.93	$5.05	$6.35	1,415,600
June 30, 2016	$6.77	$6.09	$6.60	1,901,700
September 30, 2016	$7.41	$6.05	$7.20	1,341,500
December 31, 2016	$9.67	$7.00	$9.50	1,114,800

There were 2,364 shareholders of the Holding Company’s common stock as of December 31, 2016, including those held in street name, and the market price on that date was $9.50 per share.

Dividends

Cash dividends of $0.03 per share were paid on January 12, 2016, April 13, 2016, July 13, 2016, and October 12, 2016 to shareholders of record as of December 31, 2015, April 5, 2016, July 5, 2016, and October 4, 2016, respectively. Cash dividends of $0.03 per share were paid on January 2, 2015, April 8, 2015, July 8, 2015, and October 14, 2015 to shareholders of record as of December 26, 2014, March 27, 2015, June 26, 2015, and October 2, 2015, respectively.

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

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay a cash dividend to the extent such payment does not exceed the lesser of (i) retained earnings of the bank or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). As a result, future dividends will generally depend on the level of earnings at the Bank.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain one equity-based compensation plan which was approved by the shareholders in 2008 and amended in 2010 and 2012. The following table sets forth our equity-based compensation plan, the number of shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2016.

Plan Category	(a) Number of Securities To Be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	188,900	$5.08	248,445
Equity compensation plans not approved by security holders	None	None	None
Total	188,900	$5.08	248,445

Stock Performance Graph

The following graph compares the Holding Company’s cumulative total return to shareholders during the past five years with that of the NASDAQ Composite Stock Index and the SNL Securities $1.0 billion - $5.0 billion Bank Asset-Size Index (the “SNL Securities Index”). The stock price performance shown on the following graph is not necessarily indicative of future performance of the Holding Company’s Common Stock.

Bank of Commerce Holdings

Five – Year Performance Graph (1)

(1) Assumes $100 invested on December 31, 2011, in the Holding Company’s Common Stock, the NASDAQ, and the SNL Securities Index. The model assumes reinvestment of dividends. Source: SNL Securities (share prices for the Holding Company’s Common Stock was furnished to SNL Securities through the NASDAQ).

Item 6 - Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2016, have been derived from the Company’s audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited Consolidated Financial Statements and notes thereto, included elsewhere in this report. Income statement data reflects results derived from continuing operations. Balance sheet data has been adjusted for discontinued operations.

Amounts in thousands (except ratios and per share data)	2016	2015	2014	2013	2012
Statements of income
Interest income	$41,009	$38,753	$36,693	$37,261	$40,337
Net interest income	$36,231	$33,770	$32,601	$33,783	$35,108
Provision for loan and lease losses	$—	$—	$3,175	$2,750	$9,400
Noninterest income	$3,595	$3,183	$4,315	$3,542	$6,593
Noninterest expense	$32,609	$24,905	$26,434	$21,789	$21,219
Net income available to common shareholders	$5,259	$8,295	$5,527	$7,735	$6,536
Balance sheets
Total assets	$1,140,992	$1,015,441	$997,192	$956,342	$979,424
Average total assets	$1,079,750	$992,731	$973,807	$953,854	$952,182
Total gross loans	$804,211	$716,639	$660,898	$597,995	$664,051
Allowance for loan and lease losses	$11,544	$11,180	$10,820	$14,172	$11,103
Total deposits	$1,004,666	$803,735	$789,035	$746,293	$701,052
Total shareholders’ equity	$94,106	$90,522	$103,602	$101,787	$110,321
Performance ratios [1]
Return on average assets [2]	0.49%	0.86%	0.59%	0.83%	0.78%
Return on average shareholders’ equity [3]	5.68%	8.10%	5.59%	7.47%	6.66%
Average equity to average assets	8.57%	10.68%	10.51%	11.13%	11.69%
Common equity tier 1 capital ratio [4]	9.43%	10.06%	n/a	n/a	n/a
Tier 1 capital ratio [4]	10.42%	11.16%	13.91%	15.94%	14.52%
Total capital ratio [4]	12.68%	13.52%	15.16%	17.20%	15.77%
Tier 1 leverage ratio [4]	9.13%	10.03%	11.60%	12.80%	13.13%
Net interest margin [5]	3.71%	3.77%	3.71%	3.86%	3.99%
Average earning assets to total average assets	93.34%	93.43%	93.81%	95.00%	95.39%
Nonperforming assets to total assets [6]	1.06%	1.53%	2.22%	3.23%	4.25%
Net (recoveries) charge-offs to average loans	(0.05)%	(0.05)%	1.04%	(0.13)%	1.48%
Allowance for loan and lease losses to gross loans	1.44%	1.56%	1.64%	2.37%	1.67%
Nonperforming loans to allowance for loan and lease losses	98.64%	126.09%	200.30%	210.25%	347.40%
Efficiency ratio [7]	81.88%	67.40%	71.61%	58.38%	50.88%
Share data
Average common shares outstanding – basic	13,367	13,331	13,475	14,940	16,344
Average common shares outstanding – diluted	13,425	13,365	13,520	14,964	16,344
Book value per common share - tangible	$6.83	$6.76	$6.29	$5.86	$5.66
Basic earnings per share attributable to continuing operations	$0.39	$0.62	$0.41	$0.52	$0.41
Basic (loss) per share attributable to discontinued operations	$—	$—	$—	$—	$(0.01)
Diluted earnings per share attributable to continuing operations	$0.39	$0.62	$0.41	$0.52	$0.41
Diluted (loss) per share attributable to discontinued operations	$—	$—	$—	$—	$(0.01)
Cash dividends per common share	$0.12	$0.12	$0.12	$0.14	$0.12

1 - Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.
2 - Return on average assets is net income divided by average total assets.
3 - Return on average shareholders' equity is net income divided by average shareholders’ equity.

4 - See Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations and Note 21 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the regulatory capital guidelines.

5 - Net interest margin equals net interest income on a tax equivalent basis, divided by average interest earning assets. Net interest margins for prior years have been adjusted to reflect certain reclassifications resulting from the reporting of discontinued operations.

6 - Nonperforming assets include all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing interest and restructured loans that are nonperforming) and real estate acquired by foreclosure or thansfer to OREO.

7 - The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income and presented based on results from continuing operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of financial condition as of December 31, 2016, and 2015, and results of operations for each of the years in the three-year period ended December 31, 2016 should be read in conjunction with our Consolidated Financial Statements and related notes thereto, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

EXECUTIVE OVERVIEW

Significant items for the year ended December 31, 2016 were as follows:

Performance

●	Total consolidated assets were $1.1 billion as of December 31, 2016, compared to $1.0 billion as of December 31, 2015.
●

Gross loans at December 31, 2016 totaled $804.2 million, an increase of $87.6 million (12%) since December 31, 2015. Most of this growth occurred in our Sacramento marketplace and is the result of investments in our SBA division and in our expanded Sacramento commercial banking group.

●	Deposits at December 31, 2016 totaled $1.0 billion, an increase of $200.9 million (25%) since December 31, 2015.
	o	At December 31, 2016, the deposits in the acquired branches totaled $145.6 million.
	o	The remaining deposit growth occurred in our Sacramento marketplace and was centered entirely in core deposits.
●

Net income available to common shareholders of $5.3 million for the year ended December 31, 2016 was a decrease of $3.0 million (37%) from $8.3 million available to common shareholders earned during the prior year. Net income for 2016 is negatively impacted by:

	o	$3.0 million of branch acquisition and balance sheet restructuring costs,
	o	$546 thousand impairment of an investment security,
	o	$363 thousand write-off of a deferred tax asset.
●	Diluted earnings per share of $0.39 for 2016 compared to $0.62 for the prior year.
●	Tangible book value per share increased to $6.83 per common share at December 31, 2016 from $6.76 per common share at December 31, 2015.
●	Net interest margin on a tax equivalent basis was 3.71% for the year ended December 31, 2016, compared to 3.77% for the year ended December 31, 2015.
●	Return on average assets declined to 0.49% for the year ended December 31, 2016 compared to 0.86% for the prior year.
●	Return on average equity declined to 5.68% for the year ended December 31, 2016 compared to 8.10% for the prior year.
●	Efficiency ratio was 81.88% during the year ended December 31, 2016 compared to 67.40% during the same period in 2015.

Acquisition

On March 11, 2016 we completed the purchase of five Bank of America branches located in northern California. The transaction was most attractive to us because it provided a new source of low cost core deposits and allowed us to execute our plan to reconfigure our balance sheet. The acquisition provided approximately $142.3 million of new liquidity ($149.0 million of new deposits less payments of $6.7 million made to Bank of America). We utilized a portion of that new liquidity to reduce our reliance on wholesale funding sources repaying $75.0 million to the Federal Home Loan Bank of San Francisco and redeeming $17.5 million of brokered time deposits. We utilized the remaining liquidity to fund loan originations and the purchase of moderate term available-for-sale securities.

The branches acquired are located in Colusa, Willows, Orland, Corning, and Yreka. The Bank also acquired three offsite ATM locations in Williams, Orland and Corning. With the completion of the acquisition, we now operate nine branches in northern California.

The Bank paid cash consideration of $6.7 million and acquired $155.2 million in assets, primarily cash and premises. The Bank assumed $149.2 million in liabilities, primarily deposits.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Capital

●	Declared cash dividends of $0.03 per share for each quarter.
●

Average total equity declined by $13.4 million (13%) to $92.6 million for the year ended December 31, 2016, compared to $106.0 million for the year ended December 31, 2015. The decrease was due to the redemption of preferred stock in the fourth quarter of 2015.

●	The Company and the Bank maintained capital levels in excess of the well-capitalized standards for the year ended December 31, 2016.

Credit Quality

●	Nonperforming assets at December 31, 2016 totaled $12.1 million, a decrease of $3.4 million (22%) compared to December 31, 2015.
●	Net loan loss recoveries of $364 thousand combined with continuing improved asset quality resulted in no provision for loan and lease losses during the year ended December 31, 2016.

Vision and Objectives

We seek to provide competitive, profitable long term returns to our shareholders while serving the financial needs of the communities in our market. Management strives to provide those returns while exercising prudent risk management practices and maintaining adequate levels of capital and reserves.

Our vision is to remain independent, expanding our presence both through organic growth and through the addition of new strategically important locations. We will pursue attractive opportunities to enter related lines of business and to acquire financial institutions with complementary lines of business. During 2016 we executed this vision by completing the purchase five branch locations from Bank of America which are contiguous to our existing four locations.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Board Committees

Our corporate governance structure begins with our Board of Directors. The Board of Directors evaluates risk through the Chief Executive Officer and a number of Board Committees including the following:

●	Audit and Qualified Legal Compliance Committee reviews the scope and coverage of internal and external audit activities.
●	Loan Committee reviews credit risks in the loan portfolio and the adequacy of the Allowance for Loan and Lease Losses (“ALLL”).
●	Asset/Liability Management Committee (“ALCO”) reviews liquidity risk, credit risk in the investment bond portfolio and market risk.
●	Nominating and Corporate Governance Committee evaluates corporate governance structure, committee performance and evaluates recommendations for the appointment of director nominees.

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

Management Committees

To ensure that our risk management goals and objectives are accomplished, oversight of our risk taking and risk management activities are conducted through a number of management committees comprised of members of management including the following.

●	The Senior Leadership Committee establishes short and long-term strategies and operating plans. The committee establishes performance measures and reviews performance to plan on a monthly basis.
●	The Asset Liability roundtable establishes and monitors liquidity ranges, pricing, maturities, investment goals, and interest spread on balance sheet accounts.
●	The SOX 404 Compliance Committee has established the master plan for full documentation of our internal controls and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Liquidity Risk Management

Liquidity Risk

Liquidity risk is the inability to meet liability maturities and withdrawals, fund asset growth and otherwise meet contractual obligations at reasonable market rates. Liquidity management involves maintaining ample and diverse funding capacity, liquid assets and other sources of cash to accommodate fluctuations in asset and liability levels due to business shocks or unanticipated events. ALCO is responsible for establishing our liquidity policy and the Bank’s internal ALCO Roundtable group is responsible for planning and executing the funding activities and strategies.

At the Bank, liquid assets consist of cash and amounts due from banks, cash from repayments and maturities of loans, short-term money market investments, sales of available-for-sale securities and cash flows from principal repayment and maturities of investments. Liquidity is generated from liabilities through deposit growth and term debt borrowings. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives.

The Bank has secondary sources of liquidity available from correspondent banking lines of credit, a secured line of credit with the Federal Reserve Bank and secured borrowing line with the Federal Home Loan Bank of San Francisco. While these sources are expected to continue to provide significant amounts of secondary liquidity in the future, their availability, as well as the possible use of other sources, is dependent on future economic and market conditions, pledging of acceptable collateral and maintenance of required minimum capital ratios.

The Holding Company’s primary source of liquidity is dividends received from the Bank, which it has consistently received for many years. See Item 1A Risk Factors and Note 21 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the restrictions on the Bank’s ability to pay dividends.

To accommodate future growth and business needs, we develop an annual capital expenditure budget during strategic planning sessions. Based on our budgets and forecasts, we believe that our earnings, acquisition of core deposits and wholesale borrowing arrangements will be sufficient to support liquidity needs in 2017.

Term Debt

Federal Home Loan Bank of San Francisco borrowings

We no longer actively use Federal Home Loan Bank of San Francisco advances as a source of wholesale funding to provide liquidity. As of December 31, 2016 the Bank had no Federal Home Loan Bank of San Francisco advances outstanding. As of December 31, 2015 the Bank had $75.0 million in Federal Home Loan Bank of San Francisco advances outstanding. See Note 18, Federal Funds Purchased and Lines of Credit in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings and our remaining line of credit.

During the fourth quarter of 2015, the Holding Company entered into a senior debt loan agreement to borrow $10.0 million from another financial institution and issued $10.0 million of subordinated term debt to redeem $20.0 million of preferred stock. The details are as follows:

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million. The loan is payable in monthly principal installments of $83 thousand, plus accrued and unpaid interest, commencing on January 1, 2016 and continuing to and including December 10, 2020. A final scheduled payment of $5.0 million is due on the maturity date of December 10, 2020. The loan may be prepaid in whole or in part at any time without any prepayment premium or penalty. The principal amount of the loan bears interest at a variable rate, resetting monthly that is equal to the sum of the current three month LIBOR plus 400 basis points. The Holding Company incurred senior debt issuance costs of $15 thousand which are being amortized over the life of the loan as additional interest expense.

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million in aggregate principal amount of fixed to floating rate subordinated notes due December 10, 2025. The subordinated debt initially bears interest at 6.88% per annum for a five-year term, payable semi-annually. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points, payable quarterly until the maturity date. The notes qualify as Tier 2 capital under the capital adequacy rules and regulations issued by the Federal Reserve. The Holding Company incurred subordinated debt issuance costs of $210 thousand which are being amortized over the initial five year term as additional interest expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Term debt at December 31, 2016, 2015 and 2014 consisted of the following:

(Amounts in thousands)	2016	2015	2014
Federal Home Loan Bank of San Francisco borrowings	$—	$75,000	$75,000
Senior debt	8,917	9,917	—
Less unamortized discount and debt issuance cost	(12)	(15)	—
Subordinated debt	10,000	10,000	—
Less unamortized discount and debt issuance cost	(172)	(208)	—
Total term debt at December 31,	$18,733	$94,694	$75,000

The following table presents the weighted average contractual interest rates on outstanding borrowings for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Federal Home Loan Bank of San Francisco borrowings	0.51%	0.29%	0.24%
Senior debt	4.68%	4.50%	—%
Subordinated debt	6.88%	6.88%	—%

The following table presents the maximum outstanding balance at any month end, average balance during the year and effective weighted average interest rate during the year on outstanding term debt for the years ended December 31, 2016, 2015 and 2014.

(Amounts in thousands)	2016	2015	2014
Federal Home Loan Bank of San Francisco borrowings:
Maximum outstanding at any month end	$80,000	$120,000	$75,000
Average balance during the year	$18,075	$87,671	$77,534
Effective weighted average interest rate during year	2.73%	1.91%	0.55%
Senior debt net of unamortized discount and debt issuance costs:
Maximum outstanding at any month end	$9,819	$9,902	$—
Average balance during the year	$9,400	$82	$—
Effective weighted average interest rate during year	4.79%	4.55%	—%
Subordinated debt net of unamortized discount and debt issuance costs:
Maximum outstanding at any month end	$9,829	$9,792	$—
Average balance during the year	$9,811	$1,121	$—
Effective weighted average interest rate during year	7.38%	7.38%	—%

The Bank’s effective weighted average interest rate on Federal Home Loan Bank of San Francisco borrowings includes the effect of hedge gains or losses reclassified out other comprehensive income. During March of 2016, we terminated all of our interest rate swaps (active and forward starting the “hedging” instrument) and simultaneously paid off the $75.0 million Federal Home Loan Bank of San Francisco borrowing (the “hedged instrument”).

During the first six months of 2014, hedge gains from a previous set of interest rate swaps were reclassified out of other comprehensive income into earnings as a reduction of interest expense. Between July of 2014 and March of 2016, hedge losses were reclassified out other comprehensive income into earnings as an addition to interest expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

Concentrations of credit risk

We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 75% and 74% of our gross loan portfolio at December 31, 2016 and December 31, 2015.

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

Allowance for loan and lease losses

The ALLL represents management’s best estimate of probable losses in the loan portfolio. Within the allowance, reserves are allocated to segments of the portfolio based on specific formula components. Changes to the allowance for loan and lease losses are reported in the Consolidated Statements of Income in the line item provision for loan and lease losses.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

We perform periodic and systematic detailed evaluations of our lending portfolio to identify and estimate the inherent risks and assess the overall collectability. We evaluate the following:

●	General conditions such as the portfolio composition, size and maturities of various segmented portions of the portfolio such as secured, unsecured, construction, and Small Business Administration.
●	Concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types.
●	Volume and trends in the aggregate of loan delinquencies, nonaccruals, and watch, criticized and classified loans

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

We make provisions to the ALLL as necessary through charges to operations that are reflected in our Consolidated Statements of Income as provision for loan and lease loss expense. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged off loans and leases are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular categories of the loan and lease portfolio.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

The ALCO’s assessment of whether other-than-temporary impairment loss should be recognized incorporates both quantitative and qualitative information including, but not limited to: (1) the length of time and the extent of which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, (4) whether the debtor is current on interest and principal payments, and (5) general market conditions and industry or sector specific outlook. See Note 4 Securities in the Notes to Consolidated Financial Statements in this document for further detail on other-than-temporary impairment and the securities portfolio.

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

Our method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for unimpaired loan categories are based on analysis of historical losses adjusted for changing environmental factors applicable to each loan category. Allowances for changing environmental factors are management's best estimate of the probable impact these changes would have on the loan portfolio as a whole. See Note 5 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Income Taxes

Income taxes reported in the consolidated financial statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences that have been recognized in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record net deferred tax assets to the extent it is more likely than not that they will be realized. In evaluating our ability to recover the deferred tax assets, management considers all available positive and negative evidence, including projected future taxable income, tax planning strategies and recent financial operations.

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

We believe that all of the tax positions we have taken, meet the more likely than not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. See Note 24 Income Taxes in the Notes to Consolidated Financial Statements in this document for further detail on our income taxes.

Derivative Financial Instruments and Hedging Activities

During March of 2016, we terminated all of our interest rate swaps (active and forward starting the “hedging instrument”) and simultaneously paid off the $75.0 million Federal Home Loan Bank of San Francisco borrowing (the “hedged instrument”). At the time of termination, the interest rate swaps were carried at a $2.3 million loss in our Consolidated Balance Sheets. Accordingly, we immediately reclassified $1.4 million in unrealized losses from other comprehensive income into earnings resulting in a pre-tax loss of $2.3 million recorded in noninterest expense.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Classification of the gain or loss in the Consolidated Statements of Income upon release from accumulated other comprehensive income is the same as that of the underlying exposure. We discontinue the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate. When we discontinue hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value that were in accumulated other comprehensive income are recognized immediately in earnings.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, we use our best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these consolidated financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 23 Fair Values in the Notes to Consolidated Financial Statements incorporated in this document.

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

Net interest income reflects both the amount of earning assets we hold and our net interest margin, which is the difference between the yield we on our earning assets and the interest rate we pay to fund those assets. As a result, changes in either our net interest margin or the amount of earning assets we hold will affect our net interest income and earnings.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

RESULTS OF OPERATIONS

The following discussion and analysis provides a comparison of the results of operations for the three years ended December 31, 2016. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes.

Overview

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net income available to common shareholders was $5.3 million for the year ended December 31, 2016, compared to $8.3 million for the year ended December 31, 2015. For 2016, various increases in net interest income and noninterest income and decreases in provision for income taxes were offset by increased noninterest expense, compared to the prior year.

Diluted earnings per share were $0.39 for the year ended December 31, 2016 compared with $0.62 for the same period a year previous. Changes in earnings per share are the result of changes in net income.

We continued our quarterly cash dividends of $0.03 per share for all four quarters in 2016. In determining the amount of dividend to be paid, we give consideration to capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio, and the dividend yield.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net income available to common shareholders was $8.3 million for the year ended December 31, 2015, compared to $5.5 million for the year ended December 31, 2014. For 2015 increases in net interest income and decreases in provision for loan and lease loss expense and noninterest expense were partially offset by decreases in noninterest income and increases in provision for income taxes, compared to the prior year.

Diluted earnings per share from operations were $0.62 for the year ended December 31, 2015 compared with $0.41 for the year ended December 31, 2014. This increase in diluted earnings per share resulted from increased earnings and decreased weighted average shares. The decrease in weighted average shares resulted from common stock repurchases during 2014.

We continued our quarterly cash dividends of $0.03 per share for all four quarters in 2015. In determining the amount of dividend to be paid, we give consideration to capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio, and the dividend yield.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Return on Average Assets, Average Total Equity and Average Common Shareholders' Equity

The following table presents the returns on average assets, average total equity and average common shareholders' equity for the years ended December 31, 2016, 2015 and 2014. For each of the periods presented, the table includes the calculated ratios based on reported net income and net income available to common shareholders as shown in the Consolidated Statements of Income incorporated in this document.

	2016	2015	2014
Return on average assets:
Net income	0.49%	0.86%	0.59%
Income available to common shareholders	0.49%	0.84%	0.57%
Return on average total equity:
Net income	5.68%	8.10%	5.59%
Income available to common shareholders	5.68%	7.83%	5.40%
Return on average common shareholders’ equity:
Net income	5.68%	9.85%	6.95%
Income available to common shareholders	5.68%	9.51%	6.70%

Net Interest Income and Net Interest Margin

Net interest income is the largest source of our operating income. Net interest income for the years ended December 31, 2016, 2015 and 2014 was $36.2 million, $33.8 million and $32.6 million, respectively.

Interest income for the year ended December 31, 2016 was $41.0 million, an increase of $2.3 million or 6% compared to the same period a year previous. The increase in interest income was primarily driven by increased volume and yield in the loan portfolio and increased volume of interest bearing deposits in other banks. These increases were partially offset by decreased volume and yields on the securities portfolio and decreased yield on interest bearing deposits in other banks.

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

Interest income recognized from the investment securities portfolio decreased $434 thousand during the year ended December 31, 2016 compared to the same period a year previous. The decrease in investment securities interest income was due to decreased yields on the securities portfolio and decreased volume on the tax exempt securities portfolio. Average securities balances and weighted average tax equivalent yields were $196.2 million and 3.26% compared to $198.0 million and 3.49% for 2016 and 2015, respectively.

Interest income recognized from the investment securities portfolio decreased $1.1 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in investment securities interest income was primarily attributable to decreased volume on the securities portfolio and decreased yields on the taxable securities portfolio, partially offset by increased yields on the tax exempt securities. Average securities balances and weighted average tax equivalent yields were $198.0 million and 3.49% compared to $231.9 million and 3.47% for 2015 and 2014, respectively.

Interest expense for the year ended December 31, 2016 was $4.8 million, a decrease of $205 thousand or 4% compared to the prior year.

●

Interest on FHLB term debt decreased $1.2 million during 2016. During the first quarter of 2016 all FHLB term debt was repaid and an interest rate hedge associated with $75.0 million of that debt was terminated.

●

Interest on senior and subordinated term debt increased $1.1 million during 2016. We entered into a senior debt loan agreement to borrow $10.0 million from another financial institution and issued $10.0 million of subordinated term debt during the fourth quarter of 2015 to redeem $20.0 million of preferred stock.

●

Interest on interest bearing deposits decreased $153 thousand during 2016. Interest bearing deposits increased $100.0 million compared to the prior year, but the rate paid on all interest bearing deposits decreased by 8 basis points.

●	Interest on junior subordinated debentures and other borrowings increased $48 thousand during 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Interest expense for the year ended December 31, 2015 was $5.0 million, an increase of $891 thousand or 22% compared to the year ended December 31, 2014.

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

The net interest margin on a fully tax-equivalent basis was 3.71% for the year ended December 31, 2016, a decrease of six basis points as compared to the same period a year previous. The decrease in net interest margin resulted from a 12 basis point decrease in tax equivalent yield on average earning assets partially offset by a six basis point decrease in interest expense to average earning assets. The decrease in tax equivalent yield on average earning assets was driven by decreased yields on investment securities. The decrease in interest expense resulted from our acquisition of low cost core deposits and our ability to restructure our balance sheet.

While maintaining our net interest margin in a historically low interest rate environment and while confronted with increased borrowing costs due to our term debt has been challenging. We anticipate that maintaining our net interest margin will be easier in an increasing rate environment. During 2016, we deployed liquidity provided by the March 2016 branch acquisition and strong organic deposit growth into loan originations and the purchase of moderate term available-for-sale securities.

The net interest margin on a fully tax-equivalent basis was 3.77% for the year ended December 31, 2015, an increase of six basis points as compared to the prior year. The increase in net interest margin resulted from a 15 basis point increase in tax equivalent yield on average earning assets and a nine basis point increase in interest expense to average earning assets. The increase in net interest margin was primarily driven by increase in loan volume.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the years ended December 31, 2016, 2015 and 2014.

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Years Ended December 31,
	2016			2015			2014
	Average		Yield/	Average		Yield/	Average		Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
Interest-earning assets
Net loans (2)	$752,938	$35,435	4.71%	$699,227	$32,871	4.70%	$625,166	$29,464	4.71%
Taxable securities	120,884	2,986	2.47%	120,897	3,284	2.72%	147,916	4,214	2.85%
Tax-exempt securities	75,303	2,256	3.00%	77,089	2,392	3.10%	83,973	2,536	3.02%
Interest-bearing deposits in other banks	58,668	332	0.57%	30,323	206	0.68%	56,465	479	0.85%
Average interest-earning assets	1,007,793	41,009	4.07%	927,536	38,753	4.18%	913,520	36,693	4.02%
Cash and due from banks	15,831			11,220			11,246
Premises and equipment, net	15,078			11,552			12,105
Other assets	41,048			42,423			36,936
Average total assets	$1,079,750			$992,731			$973,807

Interest-bearing liabilities
Interest-bearing demand	$374,170	523	0.14%	$283,105	460	0.16%	$272,383	471	0.17%
Savings deposits	104,771	174	0.17%	92,659	213	0.23%	91,108	228	0.25%
Certificates of deposit	221,074	2,179	0.99%	238,626	2,356	0.99%	259,445	2,608	1.01%
Net term debt	37,286	1,667	4.47%	88,874	1,759	1.98%	77,534	422	0.54%
Junior subordinated debentures	10,310	235	2.28%	10,310	195	1.89%	15,239	363	2.38%
Average interest-bearing liabilities	747,611	4,778	0.64%	$713,574	4,983	0.70%	$715,709	4,092	0.57%
Noninterest-bearing demand	226,368			156,578			139,792
Other liabilities	13,217			16,588			15,934
Shareholders’ equity	92,554			105,991			102,372
Average liabilities and shareholders’ equity	$1,079,750			$992,731			$973,807
Net interest income and net interest margin(4)		$36,231	3.60%		$33,770	3.64%		$32,601	3.57%
Tax equivalent net interest margin (3)			3.71%			3.77%			3.71%

(1)	Interest income on loans includes fee expense of approximately $1.1 million, $486 thousand, and $270 thousand for the years ended December 31, 2016, 2015 and 2014 respectively.
(2)	Average nonaccrual loans of $10.6 million, $17.2 million and $26.0 million for the years 2016, 2015, and 2014 are included respectively.
(3)

Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $1.2 million, $1.2 million and $1.3 million for the years 2016, 2015 and 2014, respectively.

(4)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2016 compared to 2015 and 2015 compared to 2014. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

	Years Ended December 31,
	2016 over 2015			2015 over 2014
(Amounts in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$2,528	$36	$2,564	$3,482	$(75)	$3,407
Taxable securities	—	(298)	(298)	(741)	(189)	(930)
Tax-exempt securities (1)	(83)	(123)	(206)	(321)	103	(218)
Interest-bearing deposits in other banks	153	(27)	126	(191)	(82)	(273)
Total increase (decrease)	2,598	(412)	2,186	2,229	(243)	1,986

Increase (decrease) in interest expense:
Interest-bearing demand	111	(48)	63	18	(29)	(11)
Savings accounts	35	(74)	(39)	4	(19)	(15)
Certificates of deposit	(173)	(4)	(177)	(206)	(46)	(252)
Net term debt	(1,021)	929	(92)	70	1,267	1,337
Junior subordinated debentures	—	40	40	(103)	(65)	(168)
Total increase	(1,048)	843	(205)	(217)	1,108	891
Net increase (decrease)	$3,646	$(1,255)	$2,391	$2,446	$(1,351)	$1,095
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

Noninterest Income

The following table presents the key components of noninterest income for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016 Compared to 2015				2015 Compared to 2014
			Change	Change			Change	Change
(Amounts in thousands)	2016	2015	Amount	Percent	2015	2014	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$413	$204	$209	102%	$204	$186	$18	10%
ATM and point of sale fees	995	383	612	160%	383	330	53	16%
Payroll and benefit processing fees	593	555	38	7%	555	508	47	9%
Earnings on cash surrender value – life insurance	613	641	(28)	(4)%	641	628	13	2%
Gain (loss) on sales of investment securities, net	244	443	(199)	(45)%	443	(159)	602	379%
Other than temporary impairment on investment securities	(546)	—	(546)	(100)%	—	—	—	—%
Federal Home Loan Bank of San Francisco dividends	644	630	14	2%	630	345	285	83%
Other - hedge gain	—	—	—	—%	—	1,617	(1,617)	(100)%
Other	639	327	312	95%	327	860	(533)	(62)%
Total noninterest income	$3,595	$3,183	$412	13%	$3,183	$4,315	$(1,132)	(26)%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

December 31, 2016 compared to December 31, 2015

Noninterest income in 2016 was $3.6 million, an increase of $412 thousand or 13% compared to 2015.

For the year ended December 31, 2016 compared to the same period a year ago:

●	Service charges increased $209 thousand due to the branch acquisition completed in the first quarter of 2016.
●	ATM and point of sale fees increased $612 thousand as a result of the branch and offsite ATM acquisition completed in the first quarter of 2016.
●

Gains on the sale of investment securities decreased by $199 thousand, to a gain of $244 thousand for the year ended December 31, 2016, compared to a gain of $443 thousand for the year ended 2015. During 2016, we purchased 70 securities with weighted average yields of 2.12%. During the same period we sold 43 securities with weighted average yields 2.61%. Generally, securities purchased had relatively short durations with very high credit quality. See Note 4 Securities in the Notes to Consolidated Financial Statements in this document for further detail on gross realized gains and losses associated with the selling of securities.

●

During the second quarter of 2016, we recorded a $546 thousand other-than-temporary impairment on an investment security. See Note 4 Securities in the Notes to Consolidated Financial Statements for further detail on other-than-temporary impairment.

The major components of other noninterest income are fees earned on merchant bankcard processing, check orders, safe deposit box rental and wire transfers. Other noninterest income for the year ended December 31, 2016 was $639 thousand, an increase of $312 thousand compared to the same period a year previous. The increase in the current year compared to the same period a year previous is primarily driven by a $176 thousand gain on payoff of a purchased impaired loan.

December 31, 2015 compared to December 31, 2014

Noninterest income in 2015 was $3.2 million, a decrease of $1.1 million or 26%, compared to 2014.

Gains on the sale of investment securities increased by $602 thousand, to a gain of $443 thousand for the year ended December 31, 2015, compared to losses of $159 thousand for the year ended 2014. During 2015, we purchased 52 securities with weighted average yields of 2.30%. During the same period we sold 61 securities with weighted average yields 2.49%.

During 2014 we recorded $1.6 million in hedge gains and gain on extinguishment of debt of $406 thousand in other noninterest income. See Note 21 Derivatives in the Notes to Consolidated Financial Statements in this document for additional information on our derivatives

Noninterest Expense

The following table presents the key elements of noninterest expense for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016 Compared to 2015				2015 Compared to 2014
			Change	Change			Change	Change
(Amounts in thousands)	2016	2015	Amount	Percent	2015	2014	Amount	Percent
Noninterest expense:
Salaries & related benefits	$16,425	$14,303	$2,122	15%	$14,303	$14,965	$(662)	(4)%
Premises & equipment	3,869	2,894	975	34%	2,894	2,784	110	4%
Federal Deposit Insurance Corporation insurance premium	615	717	(102)	(14)%	717	798	(81)	(10)%
Data processing fees	1,675	1,016	659	65%	1,016	926	90	10%
Professional service fees	1,690	1,628	62	4%	1,628	1,398	230	16%
Telecommunications	751	449	302	67%	449	372	77	21%
Branch acquisition costs	580	347	233	67%	347	—	347	100%
Loss on cancellation of interest rate swap	2,325	—	2,325	100%	—	—	—	—%
Other	4,679	3,551	1,128	32%	3,551	5,191	(1,640)	(32)%
Total noninterest expense	$32,609	$24,905	$7,704	31%	$24,905	$26,434	$(1,529)	(6)%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

December 31, 2016 compared to December 31, 2015

Noninterest expense for the year ended December 31, 2016 was $32.6 million, an increase of $7.7 million or 31% compared to 2015. For the year ended December 31, 2016 compared to the prior year:

●

Noninterest expenses for 2016 were impacted by the following expenses totaling $3.0 million related to the acquisition of five Bank of America branches and the execution of our plans to reconfigure our balance sheet using liquidity provided by those branches:

	o	$2.3 million loss on termination of interest rate hedge.
	o	$580 thousand of branch acquisition transition costs.
	o	$57 thousand prepayment penalty on early repayment of $75.0 million Federal Home Loan Bank of San Francisco hedged term debt.
●	Salaries and related benefits increased $2.1 million including the following
	o	$823 thousand due to increased group insurance costs and investment in our Sacramento marketplace commercial banking group.
	o	$1.3 million in costs directly related to the newly acquired branch locations.
●	Increased costs related to the acquired branches also contributed to the following:
	o	Premise and equipment expense increased $975 thousand.
	o	Data processing fees increased $659 thousand.
	o	Telecommunications expense increased $302 thousand.
	o	ATM processing fees increased $193.

The major components of other noninterest expense are stationary and supplies, directors’ fees, advertising and promotion, amortization of core deposit intangible. Other noninterest expense for the year ended December 31, 2016 was $4.7 million, an increase of $1.1 million, compared to the same period a year previous.

December 31, 2015 compared to December 31, 2014

Salaries and related benefits expense for the year ended December 31, 2015 were $14.3 million, a decrease of $662 thousand or 4% compared to the year ended December 31, 2014. The decrease is primarily due to severance costs associated with the retirement of a former executive recorded in the fourth quarter of 2014 and the recording of increased deferred loan origination costs in the current year.

Professional service fees for the year ended December 31, 2015 were $1.6 million, an increase of $230 thousand or 16% compared to the same period a year previous. Increases in professional service fees for 2015 compared to 2014 were primarily driven by increased usage of outside services.

Branch Acquisition costs of $347 thousand were recognized during 2015. The branch acquisition costs included $200 thousand paid for investment banking advisory services.

Other noninterest expense for the year ended December 31, 2015 was $3.6 million, a decrease of $1.6 million, compared to the same period a year previous. During 2014, we negotiated the settlement of a note receivable from our former mortgage subsidiary which resulted in a loss of $1.4 million.

Income Taxes

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	Years Ended December 31,
(Amounts in thousands)	2016	2015	2014
Provision for income taxes	$1,958	$3,462	$1,580
Effective tax rate	27.13%	28.74%	21.62%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The effective tax rates differed from the federal statutory rate of 34% and the state rate of 10.84% principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, and tax credits arising from investments in Low Income Housing Tax Credit partnerships.

During 2016 we filed amended tax returns for fiscal years 2014, 2013, 2012 and 2011, and wrote off a deferred tax asset. The net effect from filing the amended tax returns and the reversal of the deferred tax asset resulted in $407 thousand of additional income tax expense. Despite the increased income tax expense recognized from filing our amended returns and writing off the deferred tax asset, our effective tax rate decreased in 2016 compared to 2015. During 2016 our pre-tax income decreased while our anticipated tax credits and our tax exempt income remained consistent with amounts recorded in 2015, resulting in a decreased effective tax rate.

While pre-tax income increased during 2015 compared to 2014, our anticipated tax credits (from qualified low income housing investments) and tax exempt income (from municipal bonds and BOLI) did not increase. As these items comprised a decreased percentage of pre-tax income, our income tax provision as a percent of pre-tax income increased.

See Note 24 Income Taxes in the Notes to Consolidated Financial Statements for further details regarding our provision for income taxes and the differences between the federal statutory rate and the actual effective rate.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

FINANCIAL CONDITION

Balance Sheet

As of December 31, 2016, we had total consolidated assets of $1.1 billion, gross loans of $804.2 million, allowance for loan and lease losses (“ALLL”) of $11.5 million, total deposits of $1.0 billion, and shareholders’ equity of $94.1 million.

We continued to maintain a strong liquidity position during the reporting period. As of December 31, 2016, we maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $16.4 million. We also held interest-bearing deposits in the amount of $52.0 million.

Available-for-sale investment securities totaled $175.2 million at December 31, 2016, compared with $159.0 million at December 31, 2015. Our available-for-sale investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations and wholesale loan purchases.

During 2016, we purchased 70 securities with a par value of $99.1 million and weighted average yield of 2.12% and sold 43 securities with a par value of $48.5 million and weighted average yield of 2.61%. The sales activity on available-for-sale securities and calls on two held to maturity securities resulted in $244 thousand in net realized gains for the year ended December 31, 2016. During 2016 we also received $31.7 million and $5.0 million in proceeds from principal payments, calls and maturities within the available-for-sale and held-to-maturity investment securities portfolios, respectively.

At December 31, 2016, our net unrealized losses on available-for-sale securities were $1.3 million compared with $1.6 million net unrealized gains at December 31, 2015. The decrease in net unrealized gains compared to the prior year is due to significant interest rate changes during the year.

We recorded gross loan balances of $804.2 million at December 31, 2016, compared with $716.6 million at December 31, 2015, an increase of $87.6 million. The increase in gross loans during the year ended December 31, 2016 was driven by strong organic loan originations in our Sacramento marketplace and is the result of investments in our SBA division and in our expanded Sacramento commercial banking group.

The ALLL at December 31, 2016 increased $364 thousand to $11.5 million compared to $11.2 million at December 31, 2015. During the years ended December 31, 2016 and 2015, there were no provisions for loan and lease losses. Net recoveries were $364 thousand during the year ended December 31, 2016, compared with net recoveries of $360 thousand during the prior year. At December 31, 2016, relying on our ALLL methodology, which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $2.7 million to $11.4 million, or 1.42% of gross loans, as of December 31, 2016, compared to $14.1 million, or 1.97% of gross loans as of December 31, 2015. Past due loans as of December 31, 2016 decreased to $4.6 million, compared to $11.2 million as of December 31, 2015. The decrease in past due loans primarily occurred in the commercial real estate loan portfolio. We believe that risk grading for past due loans appropriately reflects the risk associated with the past due loans. See Note 5 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $16.2 million at December 31, 2016, an increase of $5.2 million compared to $11.1 million at December 31, 2015. The increase in premises and equipment is due to the recent branch acquisition, which includes a $2.4 million positive fair value adjustment on the purchased properties.

Our OREO balance at December 31, 2016 was $759 thousand compared to $1.4 million at December 31, 2015. For the year ended December 31, 2016, we transferred three foreclosed properties in the amount of $147 thousand to OREO and capitalized $42 thousand in costs for properties already in OREO. During 2016 we sold nine properties with balances of $745 thousand for a net loss of $109 thousand. See Note 8, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to our OREO portfolio. We remain committed to working with customers who are experiencing financial difficulties to find potential solutions.

Bank-owned life insurance increased $613 thousand during the year ended December 31, 2016 to $23.1 million compared to $22.5 million at December 31, 2015. Our net deferred tax assets were $9.5 million at December 31, 2016 compared to $9.8 million at December 31, 2015. As part of the branch acquisition, we recorded a core deposit intangible of $1.8 million and goodwill of $665 thousand. Other assets which include the Bank’s investment in low income housing tax credit partnerships and investment in Federal Home Loan Bank of San Francisco stock totaled $20.4 million at December 31, 2016 compared to $18.3 million at December 31, 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Total deposits at December 31, 2016, increased $200.9 million or 25% to $1.0 billion compared December 31, 2015. Total non-maturing deposits increased $209.6 million or 36% compared to December 31, 2015. Certificates of deposit decreased $8.7 million or 4% compared to December 31, 2015. During the first quarter of 2016, the branch acquisition provided an additional $149.0 million of deposits and we called and redeemed $17.5 million of brokered certificates of deposit. At December 31, 2016, the deposits in the acquired branches totaled $145.6 million.

During the first quarter of 2016, we paid off $75.0 million of Federal Home Loan Bank of San Francisco hedged term debt and terminated the interest rate hedge associated with that debt eliminating future contractual interest payments on $75.0 million at 2.64% for the period from payoff to August 1, 2016; and at 3.22% for the period August 1, 2016 to August 1, 2017.

Other liabilities which include the Bank’s supplemental executive retirement plan and funding obligation for investments in qualified affordable housing partnerships decreased $3.0 million to $13.2 million as of December 31, 2016 compared to $16.2 million at December 31, 2015. The decrease in other liabilities is primarily caused by a $2.3 million decrease related to the termination of interest rate swaps.

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

Available-for-sale investment securities totaled $175.2 million at December 31, 2016, compared to $159.0 million at December 31, 2015. During the 2016 a portion of the excess cash from the Bank of America branch acquisition and core deposit growth was used to fund loan growth and the purchase of moderate term available-for-sale securities.

Our held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk many of which are pledged as collateral for our local agency deposit program. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had amortized costs of $31.2 million at December, 2016, compared to $35.9 million at December 31, 2015. There were no held-to-maturity securities sold or purchased during the year ended December 31, 2016. There was $4.9 million in book value of held-to-maturity securities called during the year ended December 31, 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents the investment securities portfolio by classification and major type as of December 31, for each of the last three years.

(Amounts in thousands)	2016	2015	2014
Available-for-sale securities: (1)
U.S. government & agencies	$—	$3,943	$6,393
Obligations of state and political subdivisions	59,428	61,104	54,363
Mortgage backed securities and collateralized mortgage obligations	69,604	32,137	47,015
Corporate securities	16,116	33,778	37,734
Commercial mortgage backed securities	15,514	12,769	10,389
Other asset backed securities	14,512	15,299	31,092
Total	$175,174	$159,030	$186,986
Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$31,187	$35,899	$36,806

(1) Available-for-sale securities are reported at fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost, and maturity structure of the investment portfolio at December 31, 2016.

			Over One Through		Over Five Through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
Obligations of state and political subdivisions	$828	2.93%	$5,270	2.56%	$24,561	2.81%	$28,188	2.48%	$58,847	2.63%
Mortgage backed securities and collateralized mortgage obligations	799	0.14%	53,834	2.04%	16,284	2.83%	151	3.98%	71,068	2.20%
Corporate securities	3,009	1.19%	9,460	2.83%	1,000	2.00%	2,684	2.65%	16,153	2.45%
Commercial mortgage backed securities	—	—%	1,130	1.27%	1,406	1.65%	13,250	2.49%	15,786	2.33%
Other asset backed securities	—	—%	—	—%	99	3.04%	14,565	2.34%	14,664	2.35%
Total	$4,636	1.32%	$69,694	2.18%	$43,350	2.76%	$58,838	2.46%	$176,518	2.39%
Held-to-maturity securities:
Obligations of state and political subdivisions	$—	—%	$4,604	3.27%	$13,469	2.91%	$13,114	3.38%	$31,187	3.16%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents the composition of the loan portfolio as of December 31 for each of the last five years.

(Amounts in thousands)	As of December 31,
Loan Portfolio	2016	%	2015	%	2014	%	2013	%	2012	%
Commercial	$153,844	19%	$132,805	19%	$150,253	23%	$170,429	29%	$232,276	34%
Commercial real estate:
Real estate – construction and land development	57,771	7%	28,319	4%	30,099	5%	18,545	3%	16,863	3%
Real estate – commercial non-owner occupied	287,455	36%	243,374	33%	213,883	32%	200,315	33%	206,046	31%
Real estate – commercial owner occupied	151,516	19%	156,299	22%	120,324	18%	89,045	15%	80,357	12%
Residential real estate:
Real estate – residential - ITIN	45,566	6%	49,106	7%	52,830	8%	56,101	9%	60,105	9%
Real estate – residential - 1-4 family mortgage	12,866	2%	13,640	2%	13,156	2%	14,590	2%	18,452	3%
Real estate – residential - equity lines	43,512	5%	43,223	6%	44,981	7%	45,462	8%	45,181	7%
Consumer and other	51,681	6%	49,873	7%	35,372	5%	3,508	1%	4,771	1%
Gross loans	804,211	100%	716,639	100%	660,898	100%	597,995	100%	664,051	100%
Deferred loan fees, net	1,324		870		157		303		312
Loans, net of deferred fees and costs	805,535		717,509		661,055		598,298		664,363
Allowance for loan and lease losses	(11,544)		(11,180)		(10,820)		(14,172)		(11,103)
Net loans	$793,991		$706,329		$650,235		$584,126		$653,260

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth the maturity and interest rate sensitivity distribution of our gross loans outstanding as of December 31, 2016, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$50,939	$47,980	$54,925	$153,844
Commercial real estate:
Real estate - construction and land development	6,600	25,539	25,632	57,771
Real estate - commercial non-owner occupied	3,350	30,004	254,101	287,455
Real estate - commercial owner occupied	3,713	17,558	130,245	151,516
Residential real estate:
Real estate - residential - ITIN	—	—	45,566	45,566
Real estate - residential - 1-4 family mortgage	560	2,115	10,191	12,866
Real estate - residential - equity lines	743	5,598	37,171	43,512
Consumer and other	48,024	904	2,753	51,681
Gross loans	$113,929	$129,698	$560,584	$804,211
Loans due after one year with:
Fixed rates		$60,115	177,128	237,243
Variable rates		69,583	383,456	453,039
Total		$129,698	$560,584	$690,282

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

The following table presents the recorded investment in purchased loans at December 31, 2016 and 2015.

	For The Years Ended
	December 31,
(Amounts in thousands)	2016		2015
Purchased Loans	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$109	—%	$—	—%
Commercial real estate	31,662	4%	46,999	7%
Residential real estate	52,888	7%	58,471	8%
Consumer and other	49,057	6%	46,783	7%
Total purchased loans	$133,716	17%	$152,253	22%

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

We manage asset quality and mitigate credit risk through the application of policies designed to promote sound underwriting and loan monitoring practices. Our Loan Committee is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan and lease losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the ALLL. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the ALLL, and to determine the adequacy of the allowance, are conducted on a monthly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan portfolio, prevailing economic conditions and other factors.

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when we identify a loan as impaired, we measure the loan for potential impairment using discount cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every twelve months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor our Exclusionary List of appraisers and brokers. In most cases, appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment.

Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by our Chief Credit Officer. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, we do not believe there are significant time lapses for the recognition of additional provision for loan and lease loss or charge-offs from the date they become known.

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

The following table summarizes our nonperforming assets as of December 31 for each of the last five years.

(Amounts in thousands)	As of December 31,
Nonperforming Assets	2016	2015	2014	2013	2012
Commercial	$2,749	$1,994	$5,112	$6,527	$2,935
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	5,488	8,318	8,767	17,258
Real estate - commercial owner occupied	784	1,071	1,378	5,772	6,750
Total commercial real estate	1,980	6,559	9,696	14,539	24,008
Residential real estate:
Real estate - residential - ITIN	3,576	3,649	4,647	6,895	9,825
Real estate - residential - 1-4 family mortgage	1,914	1,775	2,135	1,322	1,805
Real estate - residential - equity lines	917	—	24	513	—
Total residential real estate	6,407	5,424	6,806	8,730	11,630
Consumer and other	250	32	35	—	—
Total nonaccrual loans	11,386	14,009	21,649	29,796	38,573
90 days past due and still accruing	—	88	23	—	—
Total nonperforming loans	11,386	14,097	21,672	29,796	38,573
Other real estate owned	759	1,423	502	913	3,061
Total nonperforming assets	$12,145	$15,520	$22,174	$30,709	$41,634
Nonperforming loans to loans, net of deferred fees and costs	1.41%	1.96%	3.28%	4.98%	5.81%
Nonperforming assets to total assets	1.06%	1.53%	2.22%	3.23%	4.25%

We are continually performing extensive reviews of the commercial real estate portfolio, including stress testing. These reviews are performed on both our non-owner and owner occupied credits. These reviews are completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects. Stress testing is performed to determine the effect of rising cap rates, interest rates, and vacancy rates on the portfolio. Based on our analysis, we believe our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will not exceed the projected assumptions utilized in stress testing resulting in additional nonperforming loans in the future.

Loans are reported as troubled debt restructurings when we grant a concession(s) to a borrower experiencing financial difficulties that we would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as we will not collect all amounts due, either principal or interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent troubled debt restructured loans are measured by comparing the present value of expected future cash flows of the restructured loans, discounted at the effective interest rate of the original loan agreement to the loans carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

As of December 31, 2016, we had $12.1 million in troubled debt restructurings compared to $15.9 million as of December 31, 2015. As of December 31, 2016, we had 121 restructured loans that qualified as troubled debt restructurings, of which 112 were performing according to their restructured terms. Troubled debt restructurings represented 1.50% of gross loans as of December 31, 2016, compared with 2.22% at December 31, 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Impaired loans of $7.1 million and $6.9 million were classified as accruing troubled debt restructurings at December 31, 2016 and December 31, 2015, respectively. The restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. For a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. We had no obligation to lend additional funds on the troubled debt restructured loans as of December 31, 2016.

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings for each of the last five years.

(Amounts in thousands)	As of December 31,
Troubled Debt Restructurings	2016	2015	2014	2013	2012
Accruing troubled debt restructurings
Commercial	$776	$49	$1,485	$63	$523
Commercial real estate:
Real estate - commercial non-owner occupied	808	824	840	2,983	3,701
Real estate - commercial owner occupied	—	—	858	881	897
Residential real estate:
Real estate - residential - ITIN	5,033	5,458	5,462	4,303	2,934
Real estate - residential - equity lines	454	558	579	598	561
Total accruing troubled debt restructurings	7,071	6,889	9,224	8,828	8,616
Nonaccruing troubled debt restructurings
Commercial	1,940	863	2,136	6,458	50
Commercial real estate:
Real estate - commercial non-owner occupied	—	4,292	8,317	8,252	4,796
Real estate - commercial owner occupied	—	1,071	1,080	5,772	5,862
Residential real estate:
Real estate - residential - ITIN	2,691	2,538	2,420	3,855	5,065
Real estate - residential - 1-4 family mortgage	335	219	242	259	277
Consumer and other	29	32	35	—	—
Total nonaccruing troubled debt restructurings	4,995	9,015	14,230	24,596	16,050
Total troubled debt restructurings
Commercial	2,716	912	3,621	6,521	573
Commercial real estate:
Real estate - commercial non-owner occupied	808	5,116	9,157	11,235	8,497
Real estate - commercial owner occupied	—	1,071	1,938	6,653	6,759
Residential real estate:
Real estate - residential - ITIN	7,724	7,996	7,882	8,158	7,999
Real estate - residential - 1-4 family mortgage	335	219	242	259	277
Real estate - residential - equity lines	454	558	579	598	561
Consumer and other	29	32	35	—	—
Total troubled debt restructurings	$12,066	$15,904	$23,454	$33,424	$24,666

Total troubled debt restructuring to gross loans outstanding at period end	1.50%	2.22%	3.55%	5.59%	3.71%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at December 31, 2016 increased $364 thousand to $11.5 million compared to $11.2 million at December 31, 2015. During the years ended December 31, 2016 and 2015, there were no provision for loan losses.

We recorded net loan loss recoveries of $364 thousand for the year ended December 31, 2016 compared to net loan loss recoveries of $360 thousand for the year ended December 31, 2015. The recoveries occurred primarily in one commercial real estate relationship for $2.5 million, one commercial relationship for $277 thousand and purchased consumer loans for $93 thousand. Charge-offs occurred primarily in two commercial relationships for $1.1 million, residential real estate relationships for $829 thousand and purchased consumer loans for $758 thousand. During 2016 and 2015 net loan loss recoveries combined with continuing improved asset quality resulted in no provision for loan and lease losses. Our ALLL as a percentage of gross loans was 1.44% and 1.56% as of December 31, 2016, and December 31, 2015, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table summarizes the ALLL roll forward for each of the five years ended December 31. This table also includes impaired loan information for each of the five years ended December 31.

	For the Years Ended December 31,
(Amounts in thousands)	2016	2015	2014	2013	2012
Beginning balance ALLL	$11,180	$10,820	$14,172	$11,103	$10,622
Provision for loan and lease loss charged to expense	—	—	3,175	2,750	9,400
Loans charged offs	(2,784)	(2,376)	(7,319)	(2,770)	(9,862)
Loan and lease loss recoveries	3,148	2,736	792	3,089	943
Ending balance ALLL	11,544	11,180	10,820	14,172	11,103

	At December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans:
Commercial	2,749	1,994	5,112	6,527	2,935
Real estate - commercial non-owner occupied	1,196	5,488	8,318	8,766	17,258
Real estate - commercial owner occupied	784	1,071	1,378	5,773	6,750
Real estate - residential - ITIN	3,576	3,649	4,647	6,895	9,825
Real estate - residential - 1-4 family mortgage	1,914	1,775	2,135	1,322	1,805
Real estate - residential - equity lines	917	—	24	513	—
Consumer and other	250	32	35	—	—
Total nonaccrual loans	11,386	14,009	21,649	29,796	38,573
Accruing troubled-debt restructured loans
Commercial	776	49	1,485	63	523
Real estate - commercial non-owner occupied	808	824	840	2,983	3,701
Real estate - commercial owner occupied	—	—	858	881	897
Real estate - residential - ITIN	5,033	5,458	5,462	4,303	2,934
Real estate - residential - equity lines	454	558	579	598	561
Total accruing restructured loans	7,071	6,889	9,224	8,828	8,616

All other accruing impaired loans	337	492	535	3,517	471
Total impaired loans	18,794	21,390	31,408	42,141	47,660

Gross loans outstanding	$804,211	$716,639	$660,898	$597,995	$664,051

Ratio of ALLL to gross loans outstanding	1.44%	1.56%	1.64%	2.37%	1.67%
Nonaccrual loans to gross loans outstanding	1.42%	1.95%	3.28%	4.98%	5.81%

As of December 31, 2016, impaired loans totaled $18.8 million, of which $11.4 million were in nonaccrual status. Of the total impaired loans, $8.6 million or 118 were ITIN loans with an average balance of approximately $73 thousand per loan. The remaining impaired loans consist of ten commercial loans, five commercial real estate loans, six residential mortgages, three consumer loan and eleven home equity loans.

At December 31, 2016, impaired loans had a corresponding valuation allowance of $1.5 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth the allocation of the ALLL and percent of loans in each category to gross loans for each of the five years ended December 31.

	As of December 31,
	2016		2015		2014		2013		2012
(Amounts in thousands)		% Loan		% Loan		% Loan		% Loan		% Loan
ALLL	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
Commercial	$2,849	25%	$2,493	23%	$3,503	33%	$7,057	50%	$4,168	38%
Commercial real estate:
Real estate - construction and land development	281	2%	246	2%	388	4%	173	1%	184	2%
Real estate - commercial non-owner occupied	3,759	34%	3,262	29%	2,741	25%	2,001	14%	1,764	16%
Real estate - commercial owner occupied	1,538	13%	2,276	20%	1,746	16%	610	4%	828	7%
Residential real estate:
Real estate - residential - ITIN	973	8%	998	9%	836	8%	1,276	9%	1,515	13%
Real estate - residential - 1-4 family mortgage	56	—%	93	1%	150	1%	409	3%	611	6%
Real estate - residential - equity lines	687	6%	486	4%	684	6%	808	6%	1,216	11%
Consumer and other	955	8%	770	7%	450	4%	35	—%	31	—%
Unallocated	446	4%	556	5%	322	3%	1,803	13%	786	7%
Total ALLL	$11,544	100%	$11,180	100%	$10,820	100%	$14,172	100%	$11,103	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2016, the unallocated allowance amount represented 4% of the ALLL, compared to 5% at December 31, 2015. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

Deposits

Total deposits as of December 31, 2016 were $1.0 billion compared to $803.7 million at December 31, 2015, an increase of $200.9 million or 25%. During the first quarter of 2016, the branch acquisition provided an additional $149.0 million of deposits and we called and redeemed $17.5 million of brokered certificates of deposit. The following table presents the deposit balances by major category as of December 31 for the last two years.

(Amounts in thousands)	2016		2015
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$270,398	27%	$169,507	21%
Interest-bearing demand	198,328	20%	165,316	20%
Money market accounts	207,241	20%	150,342	19%
Savings	113,309	11%	94,503	12%
Certificates of deposit, $100,000 or greater	167,962	17%	189,969	24%
Certificates of deposit, less than $100,000	47,428	5%	34,098	4%
Total	$1,004,666	100%	$803,735	100%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth the distribution of our average daily balances and their respective rates for the periods indicated.

	Years Ended December 31,
	2016		2015		2014
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$172,011	0.12%	$145,106	0.16%	$138,547	0.16%
Money market accounts	202,159	0.16%	137,999	0.17%	133,836	0.25%
Savings	104,771	0.17%	92,659	0.23%	91,108	0.19%
Certificates of deposit	221,074	0.99%	238,626	0.99%	259,445	1.01%
Interest-bearing deposits	700,015	0.41%	614,390	0.49%	622,936	0.53%
Noninterest-bearing demand	226,368		156,578		139,792
Average total deposits	926,383		770,968		762,728

Term debt (1)	37,286	4.47%	88,874	1.98%	77,534	0.54%
Junior subordinated debentures	10,310	2.28%	10,310	1.89%	15,239	2.38%
Average total borrowings	$47,596	4.00%	$99,184	1.97%	$92,773	0.85%

(1) Includes impact of interest rate swaps and senior and subordinated term debt. During the first quarter of 2016, all Federal Home Loan Bank of San Francisco term debt was repaid and an interest rate hedge associated with $75.0 million of that debt was terminated. During the fourth quarter of 2015, we entered into a senior debt loan agreement to borrow $10.0 million from another financial institution and issued $10.0 million of subordinated term debt to redeem $20.0 million of preferred stock.

Deposit Maturity Schedule

The following table sets forth the remaining maturities of certificates of deposit in the amounts of $100,000 or more as of December 31, 2016.

(Amounts in thousands)
Maturing in:	2016
Three months or less	$22,018
Three through six months	23,646
Six through twelve months	34,694
Over twelve months	87,604
Total	$167,962

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

In accordance with regulatory Call Report instructions, we filed quarterly Call Reports, which listed brokered deposits of $65.2 million, and $94.4 million at December 31, 2016 and December 31, 2015, respectively. These amounts included deposits obtained through the CDARS and ICS programs of $65.2 million and $76.9 million, respectively.

Borrowings

Term Debt

At December 31, 2016, we had term debt outstanding with a carrying value of $18.7 million compared to $94.7 million at December 31, 2015. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

We utilized a portion of the new liquidity from our branch acquisition to repay $75.0 million of Federal Home Loan Bank of San Francisco hedged term debt during the first quarter of 2016. As of December 31, 2016 the Bank had no Federal Home Loan Bank of San Francisco advances outstanding. Advances from the Federal Home Loan Bank of San Francisco were $75.0 million at December 31, 2015. See Note 18 Federal Funds Purchased and Lines of Credit in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings and our remaining line of credit.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million. The debt is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce. At December 31, 2016 the Senior Debt had a balance of $8.9 million at a variable rate of three month LIBOR plus 400 basis points and matures in 2020. The effective interest rate at December 31, 2016, was 4.96%

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million of fixed to floating rate subordinated notes. The subordinated debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points. At December 31, 2016 the Subordinated Debt had a balance of $10.0 million due in 2025.

Junior Subordinated Debentures

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

Bank of Commerce Holdings Trust II

During July 2005, the Holding Company participated in a $10.0 million private placement of fixed rate trust preferred securities (the "Trust Preferred Securities") through a newly formed wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at three month LIBOR plus 158 basis points. The effective interest rate at December 31, 2016, was 2.54%.

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

LIQUIDITY AND CASH FLOW

Redding Bank of Commerce

On March 11, 2016, we completed the purchase of five Bank of America branches located in northern California. The transaction was attractive to us because it provided a new source of low cost core deposits and allowed us to execute our plan to reconfigure our balance sheet. The acquisition provided approximately $142.3 million of new liquidity ($149.0 million of new deposits less payments of $6.7 million made to Bank of America). As we previously announced, on March 14, 2016, we utilized a portion of that new liquidity to reduce our reliance on wholesale funding sources, repaying $75.0 million of Federal Home Loan Bank of San Francisco hedged term debt and redeeming $17.5 million of brokered time deposits. We utilized the remaining liquidity to fund loan growth and the purchase of moderate term available-for-sale securities.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The principal objective of our liquidity management program is to maintain our ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds on deposit or to draw upon their credit facilities.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of total deposits at December 31, 2016 and 3% at December 31, 2015. In addition to liquidity from core deposits, loan repayments and maturities of securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank, or issue brokered certificates of deposit.

The Bank had available lines of credit:

●

Line of credit with the Federal Home Loan Bank of San Francisco totaling $313.9 million as of December 31, 2016; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	Line of credit with the Federal Reserve Bank totaling $23.2 million subject to collateral requirements, namely the amount of certain pledged loans.
●

Uncommitted federal funds line of credit agreements with additional financial institutions totaling $40.0 million at December 31, 2016. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company's cash flows are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $11.9 million was provided by operating activities for the year ended December 31, 2016. The material differences between cash provided by operating activities and net income was due to a $2.3 million in loss on the cancellation of interest rate swap and non-cash items including depreciation, amortization and increased deferred tax assets of $3.3 million.

Net cash of $31.2 million provided by investing activities consisted principally of $142.4 million from the acquisition of Bank of America branches and $31.7 million in proceeds from maturities and payments of available-for-sale securities. These sources were partially offset by $2.6 million in payments to derivative counterparties for the termination of interest rate swaps, $53.1 million in net purchases of available-for-sale investment securities and $87.2 million in net loan purchases and originations.

Net cash of $25.9 million used for financing activities consisted principally of $76.2 million in net repayment of term debt and $32.8 million decrease in certificates of deposit, partially offset by an increase in demand deposits and savings accounts of $84.7 million.

CAPITAL RESOURCES

We use capital to support organic growth and pay dividends. The objective of effective capital management is to produce above market long term returns by using capital when investment returns are perceived to be high and issuing capital when costs are perceived to be low. Our sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt or trust notes.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

On December 10, 2015, the Holding Company entered into a Loan Agreement pursuant to which the Holding Company obtained a $10.0 million loan from another financial institution. The Holding Company also entered into a Subordinated Note Purchase Agreement with certain institutional investors for the issuance and sale to the Investors of $10.0 million in aggregate principal amount of fixed to floating rate Subordinated Notes due 2025. The proceeds of the loan and the private placement of the Subordinated Notes were used to redeem, on December 11, 2015, all of the outstanding shares of the Series B Preferred Stock. The Holding Company paid $20.0 million to redeem the Series B Preferred Stock and $39 thousand in accrued but unpaid dividends. As a result of the SBLF redemption, the Holding Company’s obligations under the Securities Purchase Agreement have been terminated.

REGULATORY CAPITAL GUIDELINES

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. On July 2, 2013, the federal banking agencies approved the final rules (the “Final Rules”) implementing the Basel Committee's December 2010 final capital framework (commonly known as Basel III). The Final Rules substantially amended the regulatory risk-based capital rules applicable to the Holding Company and the Bank. The phase-in period for the Final Rules began for the Company on January 1, 2015 with full compliance with the Final Rules phased in by January 1, 2019.

Generally speaking, effective January 1, 2015, the Final Rules did the following:

●	Created “Common equity tier 1 ratio,” which is a new measure of regulatory capital closer to pure tangible common equity than the previous Tier 1 definition;
●	Established a required minimum risk-based capital ratio for Common equity tier 1 at 4.5%;
●	Increased the required risk-based Tier 1 capital ratio to 6.0% and the required risk-based Total capital ratio to 8.0%;
●	Increased the required minimum Tier 1 leverage ratio at 4.0%;
●	Added a 2.5% capital conversation buffer to the minimum Common equity tier 1, Tier 1 capital and Total capital ratios; and
●	Allowed for permanent grandfathering of non-qualifying instruments, such as our trust preferred securities, subject to a limit of 25% of Tier 1 capital.

The Final Rules require the Bank to meet the capital conservation buffer requirement in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. The capital conservation buffer of 2.5% was added to the minimum capital ratios will be phased in between 2016 and 2019.

When the new capital rule is fully phased in, the minimum capital requirements plus the conservation buffer will exceed the well-capitalized thresholds. This 0.5-percentage-point cushion allows institutions to dip into a portion of their capital conservation buffer before reaching a status that is considered less than well capitalized for prompt corrective action purposes.

These new capital rules also change the risk-weights of certain assets for purposes of the risk-based capital ratios and phase out certain instruments as qualifying capital. The Final Rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, if their capital levels begin to show signs of weakness.

Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well-capitalized:” (i) a new Common equity tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital ratio of at least 8%; (iii) a Total capital ratio of at least 10%; (iv) a Tier 1 leverage ratio of at least 5%; and (v) not be subject to any order or written directive requiring a specific capital level. The FDIC's rules (as amended by the Final Rules) also contain other capital classification categories, such as "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," which are based on an institution's specific capital ratios.

CAPITAL ADEQUACY

Overall capital adequacy is monitored on a day-to-day basis by management and reported to our Board of Directors on a monthly basis. Our regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Based on management’s review and analysis of Basel III, management believes that the Holding Company and the Bank will exceed the standards under these new rules.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of December 31, 2016, are presented in the following table.

	December 31, 2016
(Amounts in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Ratio plus Capital Conservation Buffer	Minimum Capital Requirement
Company:
Common equity tier 1 capital ratio	$92,757	9.43%	n/a	n/a	4.50%
Tier 1 capital ratio	$102,496	10.42%	n/a	n/a	6.00%
Total capital ratio	$124,735	12.68%	n/a	n/a	8.00%
Tier 1 leverage ratio	$102,496	9.13%	n/a	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$121,098	12.31%	6.50%	5.125%	4.50%
Tier 1 capital ratio	$121,098	12.31%	8.00%	6.625%	6.00%
Total capital ratio	$133,337	13.55%	10.00%	8.625%	8.00%
Tier 1 leverage ratio	$121,098	10.80%	5.00%	n/a	4.00%

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1a - Risk Factors, no assurance can be given that the Subordinated Notes will qualify as Tier 2 Capital in this document for further detail on potential risks relating to the Subordinated Notes.

As part of the branch acquisition, we recorded a core deposit intangible of $1.8 million and goodwill of $665 thousand. When calculating capital ratios, goodwill and a portion of the core deposit intangibles are subtracted from Tier 1 capital. The deduction for core deposit intangibles is subject to a phase in period under the Basel III risk based capital rules. During 2016, 60% of the core deposit intangible will be deducted from Tier 1 capital, 80% for 2017 and 100% thereafter. Both of these intangible assets are subtracted from tangible equity as part of the calculation of tangible book value per share.

CASH DIVIDENDS AND PAYOUT RATIOS PER COMMON SHARE

During the years ended December 31, 2016 and, 2015 the Holding Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share.

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

	2016	2015	2014
Dividends declared per common share	$0.12	$0.12	$0.12
Dividend payout ratio	31%	19%	29%

OFF-BALANCE SHEET ARRANGEMENTS

Information regarding Off-Balance Sheet Arrangements is included in Note 16, Commitments and Contingencies in the Notes to Consolidated Financial Statements in this document.

CONCENTRATION OF CREDIT RISK

Information regarding Concentration of Credit Risk is included in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements incorporated in this document.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

LENDING TRANSACTIONS WITH RELATED PARTIES

The business we conduct with directors, officers, significant shareholders and other related parties (collectively, “Related Parties”) is restricted and governed by various laws and regulations, including 12 CFR Part 215 (Regulation O). Furthermore, it is our policy to conduct business with Related Parties on an arm’s length basis at current market prices with terms and conditions no more favorable than we provide in the normal course of business. See Note 28, Related Party Transactions in the Notes to Consolidated Financial Statements in this document for additional detail on lending transactions with related parties.

IMPACT OF INFLATION

Inflation affects our financial position as well as operating results. It is our opinion that the effects of inflation for the three years ended December 31, 2016 on the financial statements have not been material.

CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2016:

The following table presents a summary of significant contractual obligations as of December 31, 2016, which mature as indicated.

	Less Than			More Than	Indeterminate
(Amounts in thousands)	One Year	1 - 3 Years	3 – 5 Years	5 Years	Maturity (1)	Total
Deposits (1)	$114,084	$72,200	$29,032	$74	$789,276	$1,004,666
Term debt (2)	917	2,000	6,000	10,000	—	18,917
Junior subordinated debentures (3)	—	—	—	10,310	—	10,310
Operating lease obligations	645	1,032	1,040	962	—	3,679
Total	$115,646	$75,232	$36,072	$21,346	$789,276	$1,037,572

(1) Represents interest-bearing and noninterest-bearing checking, money market, savings and certificate of deposit accounts.
(2) Represents Federal Home Loan Bank of San Francisco borrowings, senior debt, subordinated debt and capital lease.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The formal policies and practices we adopted to monitor and manage interest rate risk exposure measure risk in two ways: (1) re-pricing opportunities for earning assets and interest-bearing liabilities, and (2) changes in net interest income for declining interest rate shocks of 100 to 400 basis points. Because of our predisposition to variable rate pricing and noninterest-bearing demand deposit accounts, we are normally considered asset sensitive. However, with the current low interest rate environment, the market rates on many of our variable-rate loans are below their respective floors. Consequently, we would not immediately benefit in a rising rate environment. Additionally, we have some variable rate term debt. As such, we are currently considered neutral to slightly liability sensitive in the 100bp to 300bp upward rate shock and liability sensitive in a 400bp upward rate shock. As a result, management anticipates that, in a rising interest rate environment, our net interest income and margin would generally be expected to decline, as well as in a declining interest rate environment. However, given that the model assumes a static balance sheet, no assurance can be given that under such circumstances we would experience the described relationships to declining or increasing interest rates.

To estimate the effect of interest rate shocks on our net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given an increase in the federal funds rate of 100, 200, 300 or 400 basis points up or a decrease in the federal funds rate of 100 or 200 basis points. All changes are measured in dollars and are compared to projected net interest income. The most recent model results, at December 31, 2016, indicate the estimated annualized reduction in net interest income attributable to a 100, or 200 basis point decline in the federal funds rate was $588 thousand and $1.1 million, respectively. At December 31, 2015, the estimated annualized reduction in net interest income attributable to a 100 or 200 basis point decline in the federal funds rate was $341 thousand and $700 thousand, respectively.

The Federal Reserve currently has the federal funds rate targeted between 50 and 75 basis points. Accordingly, we are focused on the effects of increasing interest rate shocks on our net interest income during a rising rate environment. The most recent model results, as December 31, 2016, indicate the estimated annualized increase in net interest income attributable to a 100 or 200 basis point increase in the federal funds rate was $193 thousand and $410 thousand, respectively. The model also shows an annualized decrease in net interest income attributable to a 300 or 400 basis point increase in the fed funds rate of $1.9 million and $4.4 million, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth the most recent model results as of December 31, 2016 relating to the distribution of re-pricing opportunities for our earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) re-pricing interest earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each re-pricing interval, and the cumulative GAP to total assets.

	Gap Analysis
	Within 3	3 Months To	One Year To	Over Five
(Amounts in thousands)	Months	One Year	Five Years	Years	Total
Interest earning assets
Total AFS securities	$34,898	$18,604	$89,921	$31,751	$175,174
Total other investments	52,209	1,008	10,528	19,431	83,176
Total Loans, net of deferred fees and costs	112,797	140,715	408,076	143,947	805,535
Total earning assets	199,904	160,327	508,525	195,129	$1,063,885

Interest bearing liabilities
Total demand – interest	405,569	—	—	—	$405,569
Total savings accounts	113,309	—	—	—	113,309
Total certificates of deposit	37,536	77,061	100,719	74	215,390
Term debt and junior subordinated debentures, net	19,216	(32)	9,859	—	29,043
Total interest bearing deposits and borrowings	$575,630	$77,029	$110,578	$74	$763,311

Re-pricing GAP	$(375,726)	$83,298	$397,947	$195,055	$300,574
Cumulative re-pricing GAP	$(375,726)	$(292,428)	$105,519	$300,574

Gap ratio	0.35	2.08	4.60	2,636.88	1.39
Cumulative gap ratio	0.35	0.55	1.14	1.39

Gap as % of earning assets	(35)%	8%	37%	18%	28%
Cumulative GAP as % of earning assets	(35)%	(27)%	10%	28%

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

Our approach to managing interest rate risk may include the use of derivatives, including interest rate swaps, caps and floors. This helps to minimize significant, unplanned fluctuations in earnings, fair values of assets and liabilities and cash flows caused by interest rate volatility. This approach involves a financial instrument with the same characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on the net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this unrealized gain or loss will generally be offset by income or loss on the derivatives linked to the hedged assets and liabilities. For a cash flow hedge, the change in the fair value of the derivative to the extent that it is effective is recorded through other comprehensive income.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 8 - Financial Statements and Supplementary Data

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bank of Commerce Holdings

We have audited the accompanying Consolidated Balance Sheets of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related Consolidated Statements of Income, Comprehensive Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these Consolidated Financial Statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these Consolidated Financial Statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Commerce Holdings and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Bank of Commerce Holdings and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Sacramento, California
March 15, 2017

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

To the Shareholders:

Management’s Report on Internal Control over Financial Reporting

Management of Bank of Commerce Holdings and its subsidiaries (“the Company”) is responsible for establishing and maintaining internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment and those criteria, we believe that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2016 and issued their Report of Independent Registered Public Accounting Firm, which appears on the previous page. The audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

/s/ Randall S. Eslick
Randall S. Eslick, President and Chief Executive Officer

/s/ James A. Sundquist
James A. Sundquist, EVP and Chief Financial Officer

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

(Amounts in thousands, except share information)	2016	2015
Assets:
Cash and due from banks	$16,419	$9,730
Interest-bearing deposits in other banks	51,988	41,462
Total cash and cash equivalents	68,407	51,192

Securities available-for-sale, at fair value	175,174	159,030
Securities held-to-maturity, at amortized cost	31,187	35,899

Loans, net of deferred fees and costs	805,535	717,509
Allowance for loan and lease losses	(11,544)	(11,180)
Net loans	793,991	706,329

Premises and equipment, net	16,226	11,072
Other real estate owned	759	1,423
Life insurance	23,098	22,485
Deferred tax asset, net	9,542	9,760
Goodwill and core deposit intangible, net	2,252	—
Other assets	20,356	18,251
Total assets	$1,140,992	$1,015,441

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest bearing	$270,398	$169,507
Demand - interest bearing	405,569	315,658
Savings	113,309	94,503
Certificates of deposit	215,390	224,067
Total deposits	1,004,666	803,735

Term debt:
Principal	18,917	94,917
Less unamortized debt issuance costs	(184)	(223)
Net term debt	18,733	94,694

Junior subordinated debentures	10,310	10,310
Other liabilities	13,177	16,180
Total liabilities	1,046,886	924,919

Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 17,162,996 issued; 13,440,422 outstanding as of December 31, 2016 and 13,385,154 outstanding as of December 31, 2015	24,547	24,214
Retained earnings	70,218	66,562
Accumulated other comprehensive loss	(659)	(254)
Total shareholders’ equity	94,106	90,522
Total liabilities and shareholders’ equity	$1,140,992	$1,015,441

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2016, 2015 and 2014

(Amounts in thousands, except per share information)	2016	2015	2014
Interest income:
Interest and fees on loans	$35,435	$32,871	$29,464
Interest on taxable securities	2,986	3,284	4,214
Interest on tax-exempt securities	2,256	2,392	2,536
Interest on interest-bearing deposits in other banks	332	206	479
Total interest income	41,009	38,753	36,693
Interest expense:
Interest on demand deposits	523	460	471
Interest on savings deposits	174	213	228
Interest on certificates of deposit	2,179	2,356	2,608
Interest on term debt	1,667	1,759	422
Interest on junior subordinated debentures	235	195	363
Total interest expense	4,778	4,983	4,092
Net interest income	36,231	33,770	32,601
Provision for loan and lease losses	—	—	3,175
Net interest income after provision for loan and lease losses	36,231	33,770	29,426
Noninterest income:
Service charges on deposit accounts	413	204	186
ATM and point of sale fees	995	383	330
Fees on payroll and benefit processing	593	555	508
Earnings on cash surrender value – life insurance	613	641	628
Gain (loss) on sale of investment securities, net	244	443	(159)
Impairment losses on investment securities	(546)	—	—
Federal Home Loan Bank of San Francisco dividends	644	630	345
Other income	639	327	2,477
Total noninterest income	3,595	3,183	4,315
Noninterest expense:
Salaries and related benefits	16,425	14,303	14,965
Premises and equipment	3,869	2,894	2,784
Federal Deposit Insurance Corporation insurance premium	615	717	798
Data processing fees	1,675	1,016	926
Professional service fees	1,690	1,628	1,398
Telecommunications	751	449	372
Branch acquisition costs	580	347	—
Loss on cancellation of interest rate swap	2,325	—	—
Other expenses	4,679	3,551	5,191
Total noninterest expense	32,609	24,905	26,434
Income before provision for income taxes	7,217	12,048	7,307
Provision for income taxes	1,958	3,462	1,580
Net income	$5,259	$8,586	$5,727
Less: Preferred stock extinguishment costs	—	102	—
Less: Preferred stock dividends	—	189	200
Income available to common shareholders	$5,259	$8,295	$5,527

Earnings per share - basic	$0.39	$0.62	$0.41
Weighted average shares - basic	13,367	13,331	13,475
Earnings per share - diluted	$0.39	$0.62	$0.41
Weighted average shares - diluted	13,425	13,365	13,520

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2016, 2015 and 2014

(Amounts in thousands)	2016	2015	2014
Net income	$5,259	$8,586	$5,727

Available-for-sale securities:
Unrealized (losses) gains arising during the period	(3,286)	(551)	6,129
Income taxes	1,353	227	(2,523)
Change in unrealized (losses) gains, net of tax	(1,933)	(324)	3,606

Reclassification adjustment for realized (gains) losses included in net income	(224)	(443)	159
Income taxes	92	184	(54)
Realized (gains) losses, net of tax	(132)	(259)	105

Reclassification adjustment for other than temporary impairment included in net income	546	—	—
Income taxes	(225)	—	—
Realized impairment, net of tax	321	—	—
Net change in unrealized (losses) gains on available-for-sale securities	(1,744)	(583)	3,711

Held-to-maturity securities:
Amortization of held-to-maturity fair value adjustment	(97)	(144)	(155)
Income taxes	40	59	64
Net change in fair value adjustment on held-to-maturity securities	(57)	(85)	(91)

Derivatives:
Unrealized (losses) arising during the period	(348)	(584)	(333)
Income taxes	143	242	136
Change in unrealized (losses), net of tax	(205)	(342)	(197)

Reclassification adjustment for net losses (gains) on derivatives included in net income	2,721	1,435	(1,900)
Income taxes	(1,120)	(592)	782
Reclassification adjustment for net losses (gains) included in net income, net of tax	1,601	843	(1,118)
Net change in unrealized losses (gains) on derivatives	1,396	501	(1,315)
Other comprehensive (loss) income	(405)	(167)	2,305
Comprehensive income – Bank of Commerce Holdings	$4,854	$8,419	$8,032

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2014, 2015 and 2016

					Accumulated
	Preferred		Common		Other Comp-
(Amounts in thousands except per share	Stock	Common	Stock	Retained	Income (Loss)
information)	Amount	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2014	$19,931	13,977	$28,304	$55,944	$(2,392)	$101,787
Net income	—	—	—	5,727	—	5,727
Other comprehensive income, net of tax	—	—	—	—	2,305	2,305
Comprehensive income	—	—	—	—	—	8,032
Dividend on preferred stock	—	—	—	(200)	—	(200)
Repurchase of common stock	—	(700)	(4,562)	—	—	(4,562)
Dividend on common stock ($0.12 per share)	—	—	—	(1,604)	—	(1,604)
Common stock issued under employee plans	—	14	66	—	—	66
Stock options exercised		3	23			23
Compensation expense associated with stock options	—	—	54	—	—	54
Compensation expense associated with restricted stock	—	—	6	—	—	6
Balance at December 31, 2014 (1)	$19,931	13,294	$23,891	$59,867	$(87)	$103,602
(1) Excludes 3 unvested restricted shares

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

2016 Consolidated Statements of Shareholders’ Equity (Continued)

(Amounts in thousands except per share information)	Preferred Stock Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- (Loss) Net of Tax	Total
Balance at January 1, 2015	$19,931	13,294	$23,891	$59,867	$(87)	$103,602
Net income	—	—	—	8,586	—	8,586
Other comprehensive loss, net of tax	—	—	—	—	(167)	(167)
Comprehensive income	—	—	—	—	—	8,419
Dividend on preferred stock	—	—	—	(189)	—	(189)
Dividend on common stock ($0.12 per share)	—	—	—	(1,600)	—	(1,600)
Common stock issued under employee plans	—	9	36	—	—	36
Stock options exercised	—	39	156	—	—	156
Compensation expense associated with stock options	—	—	42			42
Compensation expense associated with restricted stock	—	—	89	—	—	89
Preferred stock redemption	(20,000)	—	—	(33)	—	(20,033)
Preferred stock accretion	69	—	—	(69)		—
Balance at December 31, 2015 (1)	$—	13,342	$24,214	$66,562	$(254)	$90,522
(1) Excludes 43 unvested restricted shares

(Amounts in thousands except per share information)	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- (Loss) Net of Tax	Total
Balance at January 1, 2016	13,342	$24,214	$66,562	$(254)	$90,522
Net income	—	—	5,259	—	5,259
Other comprehensive loss, net of tax	—	—	—	(405)	(405)
Comprehensive income	—	—	—	—	4,854
Dividend on common stock ($0.12 per share)	—	—	(1,603)	—	(1,603)
Common stock issued under employee plans	29	84	—	—	84
Stock options exercised	2	10	—	—	10
Compensation expense associated with stock options	—	24	—	—	24
Compensation expense associated with restricted stock	—	215	—	—	215
Balance at December 31, 2016 (1)	13,373	$24,547	$70,218	$(659)	$94,106
(1) Excludes 67 unvested restricted shares

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2016, 2015 and 2014

(Amounts in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$5,259	$8,586	$5,727
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	—	3,175
Provision for depreciation and amortization	1,908	1,524	1,320
Amortization of core deposit intangible	185	—	—
Amortization of debt issuance costs	40	4	—
Compensation expense associated with stock options	24	42	54
Compensation expense associated with restricted stock	215	89	6
Net (gain) loss on sale or call of securities	(244)	(443)	159
Other than temporary impairment on investment securities	546	—	—
Amortization of investment premiums and accretion of discounts, net	1,715	1,876	1,662
Amortization of held-to-maturity fair value adjustments	(97)	(144)	(155)
Loss on cancellation of interest rate swap	2,325	—	—
Loss (gain) on disposal of fixed assets	1	(4)	7
Write-down of fixed assets	—	238	—
Write-down of other real estate owned	66	—	290
Loss on sale of other real estate owned	109	26	8
Increase in cash surrender value of life insurance	(613)	(641)	(628)
(Decrease) increase in deferred compensation and salary continuation plans	(19)	28	1,388
(Increase) decrease in deferred loan fees and costs	(454)	(713)	146
Gain on repayment of junior subordinated debentures	—	—	(406)
Increase (decrease) in deferred income taxes	495	584	(191)
Decrease (increase) in other assets	117	505	(946)
Increase (decrease) in other liabilities	306	(1,219)	2,464
Net cash provided by operating activities	11,884	10,338	14,080

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	31,685	23,426	20,248
Proceeds from sale of available-for-sale securities	51,025	71,277	93,545
Purchases of available-for-sale securities	(104,134)	(69,362)	(79,852)
Proceeds from maturities and payments of held-to-maturity securities	4,963	1,099	311
Purchases of held-to-maturity securities	—	—	(244)
Investment in Qualified Zone Academy Bonds	(2,000)	—	—
Investment in qualified affordable housing partnerships	(697)	(1,133)	(2,371)
Net redemption (purchase) of Federal Home Loan Bank of San Francisco stock	—	1,263	(1,198)
Loan (originations), net of principal repayments	(105,892)	(46,554)	(21,344)
Net repayment on (purchase of) purchased loans	18,666	(12,715)	(48,775)
Purchase of life insurance	—	—	(5,000)
Purchase of premises and equipment	(2,873)	(705)	(2,729)
Proceeds from the sale of other real estate owned	636	3,111	802
Proceeds from settlement of note to former mortgage subsidiary	—	—	686
Payments to derivative counterparties for the termination of interest rate swaps	(2,578)	—	—
Acquisition of branches, net of cash paid	142,411	—	—
Net cash provided (used) by investing activities	31,212	(30,293)	(45,921)

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)	2016	2015	2014
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	$84,722	$35,382	$46,470
Net decrease in certificates of deposit	(32,838)	(20,682)	(3,728)
Advances on term debt	55,000	260,000	250,000
Repayment of term debt	(131,172)	(240,083)	(250,000)
Repayment of junior subordinated debentures	—	—	(4,629)
Debt issuance costs paid	—	(225)	—
Proceeds from stock options exercised	10	156	23
Repurchase of common stock	—	—	(4,562)
Redemption of preferred stock	—	(20,000)	—
Preferred stock extinguishment costs	—	(33)	—
Cash dividends paid on preferred stock	—	(189)	(200)
Cash dividends paid on common stock	(1,603)	(1,601)	(1,626)
Net cash provided by (used in) financing activities	(25,881)	12,725	31,748
Net increase (decrease) cash and cash equivalents	17,215	(7,230)	(93)
Cash and cash equivalents at the beginning of year	51,192	58,422	58,515
Cash and cash equivalents at the end of year	$68,407	$51,192	$58,422

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)	2016	2015	2014
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$2,705	$4,123	$419
Interest	$5,142	$4,628	$4,192
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$147	$3,888	$689
Transfer of fixed asset to other real estate owned	$—	$170	$—

Changes in unrealized (loss) gain on investment securities available-for-sale	$(2,964)	$(985)	$6,307
Changes in net deferred tax asset related to changes in unrealized (loss) gain on investment securities available-for-sale	1,220	402	(2,596)
Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities available-for-sale	$(1,744)	$(583)	$3,711

Accretion of held-to-maturity investment securities from other comprehensive income to interest income	$(97)	$(144)	$(155)
Changes in deferred tax related to accretion of held-to-maturity investment securities	40	59	64
Changes in accumulated other comprehensive income due to accretion of held-to-maturity investment securities	$(57)	$(85)	$(91)

Changes in unrealized loss on derivatives	$(348)	$(584)	$(333)
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	143	242	136
Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$(205)	$(342)	$(197)

Reclassification of losses (gains) on derivatives	$2,721	$1,435	$(1,900)
Changes in net deferred tax asset related to reclassification of losses (gains) on derivatives	(1,120)	(592)	782
Changes in accumulated other comprehensive income due to reclassification of losses (gains) on derivatives	$1,601	$843	$(1,118)
Supplemental disclosures of non cash financing activities:
Vested restricted stock issued under employee plans	$84	$36	$66
Preferred stock accretion	$—	$69	$—
Cash dividend declared on common stock and payable after period-end	$401	$400	$399
Cash dividend declared on preferred stock and payable after period-end	$—	$—	$50
Transactions Related to Acquisition:
Assets acquired - fair value	$155,230	$—	$—
Goodwill	$665	$—	$—
Liabilities assumed - fair value	$149,239	$—	$—

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

We operate nine full service offices and consider northern California to be our major market. We also operate a full service “cyber office” as identified in our summary of deposits reporting filed with the FDIC. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California. Our principal deposit products include the following types of accounts; checking, interest-bearing checking, savings, certificates of deposit, money market deposits. We also offer sweep arrangements, commercial loans, construction loans, term loans, consumer loans, safe deposit boxes, collection services and electronic banking services. The primary focus of the Bank is to provide banking services to the communities in our major market area, including Small Business Administration loans and payroll processing. The Bank does not offer trust services or international banking services. Our customers are mostly retail customers and small to medium sized businesses.

On March 11, 2016, we completed the purchase of five Bank of America branches in northern California. The acquired branches are located in Colusa, Willows, Orland, Corning, and Yreka. The Bank also acquired three offsite ATM locations in Williams, Orland and Corning. The Bank paid cash consideration of $6.7 million and acquired $155.2 million in assets, primarily cash and premises. The Bank assumed $149.2 million in liabilities, primarily deposits. See Note 26 Acquisition in these Notes to Consolidated Financial Statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the valuation of investments and impairments of securities, the determination of the allowance for loan and lease losses (“ALLL”), income taxes, the valuation of other real estate owned (“OREO”), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income.

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2016 and 2015, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. We have not consolidated the accounts of the Trust in our Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). We are not considered the primary beneficiary of the Trust (variable interest entity). As a result, the junior subordinated debentures issued by the Holding Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

Subsequent events – We have evaluated events and transactions subsequent to December 31, 2016 for potential recognition or disclosure.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include amounts due from correspondent banks, including interest-bearing deposits in correspondent banks, and the Federal Reserve Bank, and federal funds sold. Generally, federal funds sold are for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

One exception to the 90 days past due policy for nonaccruals is our pool of home equity loans and lines that were purchased from a private equity firm. For this specific home equity loan pool, we will charge-off any loans that go more than 90 days past due. We believe that at the time these loans become 90 days past due, it is likely that we will not collect the remaining principal balance on the loan. In accordance with this policy, we do not expect to classify any of the loans from this pool as nonaccrual.

Purchased Loans -Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ALLL is not recorded at the acquisition date. None of the purchased loans were credit impaired when purchased.

Allowance for Loan and Lease Losses – The adequacy of the ALLL is monitored on a regular basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio’s risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all impaired loans; historical charge-off and recovery experience; and other pertinent information.

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

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the CCO who reviews and approves designated loans as impaired. A loan is considered impaired when, based on current information and events, we determine that it is probable that we will not be able to collect all amounts due according to the original loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan when using the cash flow method, we recognize this impairment reserve as a specific component to be provided for in the ALLL. If the value of the impaired loan is less than the recorded investment in the loan when using the collateral dependent method, we charge-off the impaired balance. The combination of the risk rating-based allowance component and the impairment reserve allowance component leads to an allocated ALLL.

We may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 4% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by unstable real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

As adjustments to the ALLL become necessary, they are reported in earnings in the periods in which they become known as a charge to the provision for loan and lease losses. Loans, or portions thereof, deemed uncollectible are charged to the ALLL. Recoveries on loans previously charged-off, are added to the ALLL.

We believe that the ALLL was adequate as of December 31, 2016. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 75% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL.

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

These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the reserve for unfunded commitments. Provisions for unfunded commitment losses, and recoveries on loan and lease commitments previously charged off, are added to the reserve for unfunded commitments, which is included in the Other Liabilities line item of the Consolidated Balance Sheets. See Note 16, Commitments and Contingencies in these Notes to Consolidated Financial Statements for additional disclosures on the reserve for unfunded commitments.

Premises and Equipment – Premises and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets, generally three to seven years, using the straight-line method for financial statement purposes. Depreciation is provided over the estimated useful life of premises, up to 39 years, on a straight-line basis. We use other depreciation methods (generally accelerated depreciation methods) for tax purposes where appropriate. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When premises and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in other noninterest income or other noninterest expense in the Consolidated Statements of Income, respectively.

Goodwill and Other Intangibles - Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. Amortization of intangible assets is included in non-interest expense in the Consolidated Statements of Income. We perform a goodwill impairment analysis on an annual basis. Additionally, we perform a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists.

Other Real Estate Owned – Represents real estate of which we have taken control in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at fair value less costs to sell, plus costs for improvements that prepare the property for sale, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations and the property is carried at the lower of the cost or fair value less expected selling costs.

Subsequent valuation adjustments are recognized under the line item other expenses in the Consolidated Statements of Income. Revenue and expenses incurred from OREO property are recorded in noninterest income or noninterest expense, in the Consolidated Statements of Income, respectively. In some instances, we may make loans to facilitate the sale of OREO. We review all sales for which we are the lending institution for compliance with sales treatment under provisions established within FASB ASC 360-20, Real Estate Sales. Any gains related to sales of OREO may be deferred until the buyer has a sufficient initial and continuing investment in the property.

Income Taxes – Income taxes reported in the Consolidated Financial Statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record net deferred tax assets to the extent it is more likely than not that they will be realized. In evaluating our ability to recover the deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions that meet the more likely than not threshold, we may recognize only the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the taxing authority. We believe that all of our tax positions taken meet the more likely than not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. See Note 24, Income Taxes in these Notes to Consolidated Financial Statements for more information on income taxes.

Derivative Financial Instruments and Hedging Activities – Prior to March of 2016, we used derivatives to hedge the risk of changes in market interest rates to limit the impact on earnings and cash flows relating to specific groups of assets and liabilities. All of our derivative instruments were designated in qualifying hedge accounting relationships. In accordance with applicable accounting standards, all derivative financial instruments, whether designated for hedge accounting or not, are required to be recorded on the Consolidated Balance Sheets as assets or liabilities and measured at fair value. Additionally, we generally reported derivative financial instruments on a gross basis. However, in certain instances we reported our position on a net basis where we had asset and liability derivative positions with a single counterparty, we had a legally enforceable right of offset, and we intended to settle the position on a net basis. For additional detail on derivative instruments and hedging activities, refer to Note 22, Derivatives in these Notes to Consolidated Financial Statements.

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

Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in accumulated other comprehensive income (loss), as a component of equity, and recognized in the Consolidated Statements of Income when the hedged cash flows affect earnings.

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

Operating Segments – Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about their products and services, their activities in different geographic areas, and their reliance on major customers. The basis for determining operating segments is the manner in which management operates the business. As of December 31, 2016, we operated under one primary business segment: Community Banking.

Share Based Payments – We have one active stock-based compensation plan that provides for the granting of stock options and restricted stock to eligible employees and directors. The 2008 Stock Option Plan was approved by the Holding Company’s shareholders on May 15, 2007 (“the Plan”). The Plan was amended and restated by the 2010 Equity Incentive Plan which was approved by the Holding Company’s shareholders on May 18, 2010. The latest amendment and restatement of the Plan was approved by the Holding Company’s shareholders on May 15, 2012.

The Plan provides for awards of incentive and nonqualified stock options, restricted stock units and restricted stock, which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), non-statutory stock options (“NSOs”), or restricted stock to key personnel, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair value of the Holding Company’s common stock on the date of the grant. Nonqualified stock options must have an exercise price of no less than 85% of the fair value of the stock at the date of the grant, a term of no more than ten years, and generally become exercisable over five years from the date of the grant. Restricted shares vest over a three to five year service period. Unvested restricted shares have no dividend or voting rights. Additional disclosure of the payment activity and shares available for future grants is available in Note 19, Shareholders’ Equity, in these Notes to the Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

In accordance with FASB ASC 718, Stock Compensation, we recognize in the Consolidated Statements of Income the grant-date fair value of stock options, restricted stock and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).

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

The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost for the years ended December 31, 2015 and 2014. There were no stock option grants during 2016.

	2015	2014
Volatility	26.44%	27.37%
Risk free interest rate	1.64%	1.68%
Expected dividends	$0.12	$0.14
Annual dividend rate	2.05%	2.22%
Assumed forfeiture rate	—	—
Expected life (years)	7	7

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

We present both basic and diluted earnings per share on the face of the Consolidated Statements of Income. In addition, a detailed presentation of the earnings per share calculation is provided in Note 27, Earnings Per Common Share in these Notes to Consolidated Financial Statements.

Advertising Costs – For the years ended December 31, 2016, 2015, and 2014, advertising costs were $171 thousand, $64 thousand, and $90 thousand, respectively. Advertising costs were expensed as incurred.

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

Recent Accounting Pronouncements

●

In January of 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments are intended to simplify the subsequent measurement of goodwill; the amendments eliminate a step from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

●

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the provisions of the ASU and have formed a committee for the purpose of developing a model that is compliant with the requirements under the ASU. An estimate of the impact of this standard has not yet been determined; however, the impact may be significant.

●

In February of 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 812). This Update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the balance sheet due to the number of leased properties the Bank currently has that are accounted for under current operating lease guidance.

●

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

●

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

The standard is effective for public entities for interim and annual periods beginning after December 15, 2017 as deferred by ASU No. 2015-14; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. As a bank, key revenue sources, such as interest income have been identified as out of scope of this new guidance. The Company has not yet determined the financial statement impact this guidance will have.

NOTE 3. RESTRICTIONS ON CASH AND DUE FROM BANKS

We maintain compensating balances with two primary correspondent banks, which totaled $700 thousand at December 31, 2016 and 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of our investment securities as of December 31, 2016, and December 31, 2015.

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
Obligations of state and political subdivisions	$58,847	$1,001	$(420)	$59,428
Residential mortgage backed securities and collateralized mortgage obligations	71,068	33	(1,497)	69,604
Corporate securities	16,153	103	(140)	16,116
Commercial mortgage backed securities	15,786	9	(281)	15,514
Other asset backed securities	14,664	18	(170)	14,512
Total	$176,518	$1,164	$(2,508)	$175,174
Held-to-maturity securities:
Obligations of state and political subdivisions	$31,187	$710	$(523)	$31,374

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$3,886	$57	$—	$3,943
Obligations of state and political subdivisions	59,332	1,811	(39)	61,104
Residential mortgage backed securities and collateralized mortgage obligations	32,215	192	(270)	32,137
Corporate securities	33,775	194	(191)	33,778
Commercial mortgage backed securities	12,893	10	(134)	12,769
Other asset backed securities	15,331	82	(114)	15,299
Total	$157,432	$2,346	$(748)	$159,030
Held-to-maturity securities:
Obligations of state and political subdivisions	$35,899	$966	$(220)	$36,645

The following table presents the expected maturities of investment securities at December 31, 2016.

	Available-For-Sale		Held-To-Maturity
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$4,636	$4,641	$—	$—
One year through five years	69,694	68,698	4,604	4,723
Five years through ten years	43,350	43,287	13,469	13,572
After ten years	58,838	58,548	13,114	13,079
Total	$176,518	$175,174	$31,187	$31,374

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and fair value of residential mortgage backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

The following table presents the fair value of the securities held for pledging, segregated by purpose, as of December 31, 2016.

(Amounts in thousands)	Pledged	Available To Be Pledged	Total Held For Pledging Purposes
Public funds collateral	$17,281	$6,854	$24,135
Federal Home Loan Bank of San Francisco borrowings	—	15,080	15,080
Total	$17,281	$21,934	$39,215

The following table presents the cash proceeds from sales of securities and the associated gross realized gains and gross realized losses that have been included in earnings for the years ended December 31, 2016, 2015 and 2014.

	For Years Ended December 31,
(Amounts in thousands)	2016	2015	2014
Proceeds from sales of securities	$51,025	$71,277	$93,545

Gross realized gains on sales of securities:
U.S. government & agencies	$—	$—	$32
Obligations of state and political subdivisions	188	97	268
Residential mortgage backed securities and collateralized mortgage obligations	17	142	102
Corporate securities	105	161	317
Commercial mortgage backed securities	4	14	4
Other asset backed securities	38	142	73
Total gross realized gains on sales of securities	352	556	796
Gross realized losses on sales of securities
U.S. government & agencies	—	(4)	(114)
Obligations of state and political subdivisions	(3)	(29)	(209)
Residential mortgage backed securities and collateralized mortgage obligations	(64)	(12)	(570)
Corporate securities	(27)	(14)	(8)
Commercial mortgage backed securities	(1)	—	(32)
Other asset backed securities	(13)	(54)	(22)
Total gross realized losses on sales of securities	(108)	(113)	(955)
Gain (loss) on investment securities, net	$244	$443	$(159)

Investment securities that were in an unrealized loss position as of December 31, 2016 and December 31, 2015 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or underlying collateral.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
Obligations of states and political subdivisions	$20,329	$(420)	$—	$—	$20,329	$(420)
Residential mortgage backed securities and collateralized mortgage obligations	52,345	(1,396)	4,108	(101)	56,453	(1,497)
Corporate securities	8,908	(140)	—	—	8,908	(140)
Commercial mortgage backed securities	12,041	(191)	2,849	(90)	14,890	(281)
Other asset backed securities	11,419	(111)	1,346	(59)	12,765	(170)
Total temporarily impaired securities	$105,042	$(2,258)	$8,303	$(250)	$113,345	$(2,508)
Held-to-maturity securities:
Obligations of states and political subdivisions	$11,639	$(425)	$933	$(98)	$12,572	$(523)

	As of December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
Obligations of states and political subdivisions	$7,682	$(39)	$—	$—	$7,682	$(39)
Residential mortgage backed securities and collateralized mortgage obligations	16,279	(210)	4,931	(60)	21,210	(270)
Corporate securities	18,707	(191)	—	—	18,707	(191)
Commercial mortgage backed securities	7,557	(62)	1,516	(72)	9,073	(134)
Other asset backed securities	4,734	(13)	3,430	(101)	8,164	(114)
Total temporarily impaired securities	$54,959	$(515)	$9,877	$(233)	$64,836	$(748)
Held-to-maturity securities:
Obligations of states and political subdivisions	$1,513	$(63)	$4,831	$(157)	$6,344	$(220)

At December 31, 2016, 119 securities were in unrealized loss positions and at December 31, 2015, 59 securities were in an unrealized loss position.

Other-Than-Temporary Impairment

At June 30, 2016, we held $3.2 million par value of AgriBank subordinated notes due July 15, 2019. On April 28, 2016, AgriBank announced that, on July 15, 2016, it would redeem the entire outstanding principal amount of these notes at 100% of the principal amount together with all accrued and unpaid interest. During the second quarter of 2016, we determined that the present value of the expected cash flows on our AgriBank investment was $546 thousand less than our amortized cost basis and recorded an other-than-temporary impairment for that amount. We did not recognize any additional, other-than-temporary impairment losses for the year ended December 31, 2016, or for the year ended December 31, 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5. LOANS

Outstanding loan balances consist of the following at December 31, 2016, and December 31, 2015.

	As of
(Amounts in thousands)	December 31,
Loan Portfolio	2016	2015
Commercial	$153,844	$132,805
Commercial real estate:
Real estate – construction and land development	57,771	28,319
Real estate – commercial non-owner occupied	287,455	243,374
Real estate – commercial owner occupied	151,516	156,299
Residential real estate:
Real estate – residential - Individual Tax Identification Number ("ITIN")	45,566	49,106
Real estate – residential - 1-4 family mortgage	12,866	13,640
Real estate – residential - equity lines	43,512	43,223
Consumer and other	51,681	49,873
Gross loans	804,211	716,639
Deferred fees and costs	1,324	870
Loans, net of deferred fees and costs	805,535	717,509
Allowance for loan and lease losses	(11,544)	(11,180)
Net loans	$793,991	$706,329

Gross loan balances in the table above include net purchase discounts of $2.9 million and $2.3 million as of December 31, 2016, and December 31, 2015, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Age analysis of gross loan balances, segregated by loan class, as of December 31, 2016, and December 31, 2015, was as follows.

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2016	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$51	$—	$—	$51	$153,793	$153,844	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	57,771	57,771	—
Real estate - commercial non-owner occupied	—	—	1,196	1,196	286,259	287,455	—
Real estate - commercial owner occupied	—	—	114	114	151,402	151,516	—
Residential real estate:
Real estate - residential - ITIN	567	80	1,149	1,796	43,770	45,566	—
Real estate - residential - 1-4 family mortgage	147	—	856	1,003	11,863	12,866	—
Real estate - residential - equity lines	68	36	48	152	43,360	43,512	—
Consumer and other	166	70	11	247	51,434	51,681	—
Total	$999	$186	$3,374	$4,559	$799,652	$804,211	$—

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2015	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$30	$634	$664	$132,141	$132,805	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	28,319	28,319	—
Real estate - commercial non-owner occupied	64	—	5,665	5,729	237,645	243,374	—
Real estate - commercial owner occupied	—	—	1,071	1,071	155,228	156,299	—
Residential real estate:
Real estate - residential - ITIN	1,018	118	850	1,986	47,120	49,106	—
Real estate - residential - 1-4 family mortgage	—	404	871	1,275	12,365	13,640	—
Real estate - residential - equity lines	137	97	—	234	42,989	43,223	—
Consumer and other	150	50	88	288	49,585	49,873	88
Total	$1,369	$699	$9,179	$11,247	$705,392	$716,639	$88

A loan is considered impaired when, based on current information and events we determine it is probable that we will not be able to collect all amounts due according to the original loan contract, including scheduled interest payments. Generally, when we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, the current fair value of collateral, less selling costs is used.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every twelve months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor our Exclusionary List of appraisers and brokers. In most cases appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables summarize impaired loans by loan class as of December 31, 2016, and December 31, 2015.

	As of December 31, 2016
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,573	$2,438	$—
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	1,196	—
Real estate - commercial owner-occupied	784	841	—
Residential real estate:
Real estate - residential - ITIN	6,047	7,685	—
Real estate - residential - 1-4 family mortgage	1,914	2,722	—
Real estate - residential - equity lines	917	1,342	—
Consumer and other	210	216	—
Total with no related allowance recorded	$12,641	$16,440	$—

With an allowance recorded:
Commercial	$1,952	$1,957	$641
Commercial real estate:
Real estate - commercial non-owner occupied	808	808	21
Real estate - commercial owner-occupied	337	337	64
Residential real estate:
Real estate - residential - ITIN	2,562	2,617	494
Real estate - residential - equity lines	454	454	227
Consumer and other	40	40	14
Total with an allowance recorded	$6,153	$6,213	$1,461

By loan class:
Commercial	$3,525	$4,395	$641
Commercial real estate	3,125	3,182	85
Residential real estate	11,894	14,820	721
Consumer and other	250	256	14
Total impaired loans	$18,794	$22,653	$1,461

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2015
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,282	$1,519	$—
Commercial real estate:
Real estate - commercial non-owner occupied	5,488	6,226	—
Real estate - commercial owner-occupied	1,071	$1,794	—
Residential real estate:
Real estate - residential - ITIN	7,063	8,662	—
Real estate - residential - 1-4 family mortgage	1,775	2,775	—
Real estate - residential - equity lines	142	142	—
Total with no related allowance recorded	$16,821	$21,118	$—

With an allowance recorded:
Commercial	$761	$820	$122
Commercial real estate:
Real estate - commercial non-owner occupied	824	824	35
Real estate - commercial owner-occupied	350	350	62
Residential real estate:
Real estate - residential - ITIN	2,044	2,089	321
Real estate - residential - equity lines	558	558	279
Consumer and other	32	32	13
Total with an allowance recorded	$4,569	$4,673	$832

By loan class:
Commercial	$2,043	$2,339	$122
Commercial real estate	7,733	9,194	97
Residential real estate	11,582	14,226	600
Consumer and other	32	32	13
Total impaired loans	$21,390	$25,791	$832

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $353 thousand, $228 thousand, and $649 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.

Nonaccrual loans, segregated by loan class, were as follows as of December 31, 2016, and December 31, 2015.

	As of
(Amounts in thousands)	December 31,
Nonaccrual Loans	2016	2015
Commercial	$2,749	$1,994
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	5,488
Real estate - commercial owner occupied	784	1,071
Residential real estate:
Real estate - residential - ITIN	3,576	3,649
Real estate - residential - 1-4 family mortgage	1,914	1,775
Real estate - residential - equity lines	917	—
Consumer and other	250	32
Total	$11,386	$14,009

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2016, 2015 and 2014.

	2016		2015		2014
	Average	Interest	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized	Investment	Recognized
Commercial	$2,605	$23	$3,533	$22	$6,222	$33
Commercial real estate:
Real estate - commercial non-owner occupied	2,013	47	7,306	49	11,277	165
Real estate - commercial owner- occupied	1,281	25	2,212	59	5,233	78
Residential real estate:
Real estate - residential - ITIN	8,939	165	9,679	141	10,668	114
Real estate - residential - 1-4 family mortgage	1,788	—	1,786	—	1,561	—
Real estate - residential - equity lines	1,535	26	750	27	1,141	33
Consumer and other	162	—	33	—	17	—
Total	$18,323	$286	$25,299	$298	$36,119	$423

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

At December 31, 2016 and December 31, 2015, impaired loans of $7.1 million and $6.9 million were classified as performing restructured loans, respectively.

In order for a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. We had no obligation to lend additional funds on any troubled debt restructured loans as of December 31, 2016 or December 31, 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2016, we had $12.1 million in troubled debt restructurings compared to $15.9 million as of December 31, 2015. As of December 31, 2016, we had 121 loans that qualified as troubled debt restructurings, of which 112 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.50% of gross loans as of December 31, 2016, compared with 2.22% at December 31, 2015.

The types of modifications offered can generally be described in the following categories:

Rate – A modification in which the interest rate is modified.

Maturity – A modification in which the maturity date, timing of payments or frequency of payments is modified.

Payment deferral – A modification in which a portion of the principal is deferred.

Principal reduction – A modification in which a portion of the owing principal is deceased.

The following tables present the period ended balances of newly restructured loans and the types of modifications that occurred during the years ended December 31, 2016, 2015 and 2014.

	For The Year Ended December 31, 2016
(Amounts in thousands)	Rate &	Principal	Rate & Payment		Payment
Troubled Debt Restructuring Modification Types	Maturity	Reduction	Deferral	Maturity	Deferral	Total
Commercial	$905	$—	$—	$1,120	$—	$2,025
Residential real estate:
Real estate - residential - ITIN	—	81	—		197	278
Real estate - residential - 1-4 family mortgage	144	—	—	—	—	144
Total	$1,049	$81	$—	$1,120	$197	$2,447

	For The Year Ended December 31, 2015
(Amounts in thousands)		Rate &	Rate & Payment		Payment
Troubled Debt Restructuring Modification Types	Rate	Maturity	Deferral	Maturity	Deferral	Total
Commercial	$—	$39	$—	$—	$708	$747
Residential real estate:
Real estate - residential - ITIN	115	—	264	—	379	758
Total	$115	$39	$264	$—	$1,087	$1,505

	For The Year Ended December 31, 2014
(Amounts in thousands)		Rate &	Rate & Payment		Payment
Troubled Debt Restructuring Modification Types	Rate	Maturity	Deferral	Maturity	Deferral	Total
Commercial	$—	$3,396	$—	$—	$—	$3,396
Residential real estate:
Real estate - residential - ITIN	207	—	39	—	—	246
Consumer and other	—	35	—	—	—	35
Total	$207	$3,431	$39	$—	$—	$3,677

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the years ended December 31, 2016, 2015, and 2014.

	2016
		Pre-Modification	Post-Modification
(Amounts in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial	4	2,244	$2,266
Residential real estate:
Real estate - residential - ITIN	3	372	342
Real estate - residential - 1-4 family mortgage	1	144	144
Total	8	$2,760	$2,752

	2015
		Pre-Modification	Post-Modification
(Amounts in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial	2	$872	$872
Residential real estate:
Real estate - residential - ITIN	11	1,237	1,023
Total	13	$2,109	$1,895

	2014
		Pre-Modification	Post-Modification
(Amounts in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial	2	$9,070	$9,070
Residential real estate:
Real estate - residential - ITIN	4	263	267
Consumer and other	1	35	35
Total	7	$9,368	$9,372

The following table presents loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the twelve months ended December 31, 2016, 2015 and 2014, respectively.

	2016		2015		2014
(Amounts in thousands)	Number of	Recorded	Number of	Recorded	Number of	Recorded
Troubled Debt Restructurings That Subsequently Defaulted	Contracts	Investment	Contracts	Investment	Contracts	Investment
Commercial	—	$—	—	$—	1	$1,923
Residential real estate:
Real estate - residential - ITIN	—	—	—	—	2	109
Total	—	$—	—	$—	3	$2,032

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Performing and nonperforming loans, segregated by loan class, are as follows at December 31, 2016 and 2015.

(Amounts in thousands)	December 31, 2016
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$151,095	$2,749	$153,844
Commercial real estate:
Real estate - construction and land development	57,771	—	57,771
Real estate - commercial non-owner occupied	286,259	1,196	287,455
Real estate - commercial owner occupied	150,732	784	151,516
Residential real estate:
Real estate - residential - ITIN	41,990	3,576	45,566
Real estate - residential - 1-4 family mortgage	10,952	1,914	12,866
Real estate - residential - equity lines	42,595	917	43,512
Consumer and other	51,431	250	51,681
Total	$792,825	$11,386	$804,211

(Amounts in thousands)	December 31, 2015
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$130,811	$1,994	$132,805
Commercial real estate:
Real estate - construction and land development	28,319	—	28,319
Real estate - commercial non-owner occupied	237,886	5,488	243,374
Real estate - commercial owner occupied	155,228	1,071	156,299
Residential real estate:
Real estate - residential - ITIN	45,457	3,649	49,106
Real estate - residential - 1-4 family mortgage	11,865	1,775	13,640
Real estate - residential - equity lines	43,223	—	43,223
Consumer and other	49,753	120	49,873
Total	$702,542	$14,097	$716,639

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

The following table summarizes internal risk grades by loan class as of December 31, 2016, and December 31, 2015.

	December 31, 2016
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$124,089	$21,684	$4,570	$3,501	$—	$153,844
Commercial real estate:
Real estate - construction and land development	57,761	10	—	—	—	57,771
Real estate - commercial non-owner occupied	277,765	5,398	1,321	2,971		287,455
Real estate - commercial owner occupied	142,419	7,301	496	1,300	—	151,516
Residential real estate:
Real estate - residential - ITIN	38,279	—	—	7,287	—	45,566
Real estate - residential - 1-4 family mortgage	10,442	510	—	1,914		12,866
Real estate - residential - equity lines	41,082	1,163	—	1,267	—	43,512
Consumer and other	51,398	2	—	281	—	51,681
Total	$743,235	$36,068	$6,387	$18,521	$—	$804,211

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	December 31, 2015
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$108,696	$10,240	$9,587	$4,282	$—	$132,805
Commercial real estate:
Real estate - construction and land development	28,291	28	—	—	—	28,319
Real estate - commercial non-owner occupied	234,177	917	1,588	6,692		243,374
Real estate - commercial owner occupied	149,327	3,864	1,687	1,421	—	156,299
Residential real estate:
Real estate - residential - ITIN	41,480	—	—	7,626	—	49,106
Real estate - residential - 1-4 family mortgage	11,291	—	575	1,774		13,640
Real estate - residential - equity lines	38,899	1,760	1,682	882	—	43,223
Consumer and other	49,551	—	256	66	—	49,873
Total	$661,712	$16,809	$15,375	$22,743	$—	$716,639

The following tables below summarize the ALLL by loan class for the years ended December 31, 2016, and December 31, 2015.

	As of December 31, 2016
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Class	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,493	$5,784	$1,577	$770	$556	$11,180
Charge-offs	(1,106)	(37)	(829)	(812)	—	(2,784)
Recoveries	427	2,480	114	127	—	3,148
Provision	1,035	(2,649)	854	870	(110)	—
Ending balance	$2,849	$5,578	$1,716	$955	$446	$11,544

	As of December 31, 2015
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Class	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$3,503	$4,875	$1,670	$450	$322	$10,820
Charge-offs	(700)	(428)	(749)	(499)	—	(2,376)
Recoveries	1,692	771	273	—	—	2,736
Provision	(2,002)	566	383	819	234	—
Ending balance	$2,493	$5,784	$1,577	$770	$556	$11,180

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables summarize the ALLL and the recorded investment in loans and leases as of December 31, 2016 and December 31, 2015.

	As of December 31, 2016
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$641	$85	$721	$14	$—	$1,461
Collectively evaluated for impairment	2,208	5,493	995	941	446	10,083
Total	2,849	5,578	1,716	955	446	11,544
Gross loans:
Individually evaluated for impairment	$3,525	$3,125	$11,894	$250	$—	$18,794
Collectively evaluated for impairment	150,319	493,617	90,050	51,431	—	785,417
Total gross loans	$153,844	$496,742	$101,944	$51,681	$—	$804,211

	As of December 31, 2015
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$122	$97	$600	$13	$—	$832
Collectively evaluated for impairment	2,371	5,687	977	757	556	10,348
Total	2,493	5,784	1,577	770	556	11,180
Gross loans:
Individually evaluated for impairment	$2,043	$7,733	$11,582	$32	$—	$21,390
Collectively evaluated for impairment	130,762	420,259	94,387	49,841	—	695,249
Total gross loans	$132,805	$427,992	$105,969	$49,873	$—	$716,639

The ALLL totaled $11.5 million or 1.44% of total gross loans at December 31, 2016 and $11.2 million or 1.56% at December 31, 2015. As of December 31, 2016 and December 31, 2015, we had $229.4 million and $230.6 million in commitments to extend credit, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at December 31, 2016 and 2015 was $695 thousand.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Our method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for unimpaired loan categories are based on analysis of historical losses adjusted for changing environmental factors applicable to each loan category. Allowances for changing environmental factors are management’s best estimate of the probable impact these changes have had on the loan portfolio as a whole.

We believe that the ALLL was adequate as of December 31, 2016. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of December 31, 2016, 75% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL.

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. For collateral dependent loans, this is accomplished by charging off the impaired portion of the loan based on the underlying value of the collateral. For non-collateral dependent loans, we establish a specific component within the ALLL based on the present value of the future cash flows. For collateral dependent loan, if we determine the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2016, the unallocated allowance amount represented 4% of the ALLL, compared to 5% at December 31, 2015.

While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

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

Most commercial loans are secured by the assets being financed and other business assets such as accounts receivable or inventory. However, some short term loans may be extended on an unsecured basis. We generally require personal guarantees from business owners. Repayment of commercial loans secured by accounts receivable may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Management’s continuing evaluation of all known relevant quantitative and qualitative internal and external risk factors provides the foundation for the three major components of the ALLL: (1) historical valuation allowances established in accordance with ASC 450, Contingencies (“ASC 450”) for groups of similarly situated loan pools; (2) general valuation allowances established in accordance with ASC 450 and based on qualitative credit risk factors; and (3) specific valuation allowances established in accordance with ASC 310, Receivables (“ASC 310”) and based on estimated probable losses on specific impaired loans. All three components are aggregated and constitute the ALLL; while portions of the allowance may be allocated to specific credits, the allowance net of specific reserves is available for the remaining credits that management deems as “loss.” It is our policy to classify a credit as loss with a concurrent charge-off when management considers the credit uncollectible and of such little value that its continuance as a bankable asset is not warranted. A loss classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer recognizing the likely credit loss of a valueless asset even though partial recovery may occur in the future.

Our loan portfolio is evaluated by general loan class including commercial, commercial real estate (which includes construction and other real estate), residential real estate (which includes 1-4 family and home equity loans), consumer and other loans. In accordance with ASC 450, historical valuation allowances are established for loan pools with similar risk characteristics common to each loan grouping. These loan pools are similarly risk-graded and each portfolio is evaluated by identifying all relevant risk characteristics that are common to these segmented groups of loans. These characteristics include a significant emphasis on historical losses within each loan group, inherent risks for each, and specific loan class characteristics such as trends related to nonaccrual loans, past due loans, criticized loans, net charge-offs or recoveries, among other relevant credit risk factors. We periodically review and update our historical loss ratios based on net charge-off experience for each loan and lease class. Other credit risk factors are also reviewed periodically and adjusted as necessary to account for any changes in potential loss exposure.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 6. PURCHASE OF FINANCIAL ASSETS

We have agreed to purchase a maximum par value of $50.0 million in unsecured consumer home improvement loans. The loans were purchased without recourse or servicing rights. For the period from May 12, 2014 through December 31, 2016, we have purchased $95.9 million of these loans, and received cash repayments of $48.9 million for $47.0 million in net loans outstanding at December 31, 2016. We initially measured the acquired loan portfolio at a fair equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

NOTE 7. PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2016 and 2015.

(Amounts in thousands)
Premises and Equipment	2016	2015
Land	$2,063	$1,508
Land improvements	223	195
Bank buildings	12,931	9,099
Furniture, fixtures and equipment	12,130	9,743
Software	1,637	1,625
Assets not yet placed in service	429	295
Total premises and equipment	29,413	22,465
Less: accumulated depreciation and amortization	(13,187)	(11,393)
Premises and equipment, net	$16,226	$11,072

We record depreciation expense on a straight-line basis for all depreciable assets. Depreciation expense totaled $1.9 million, $1.5 million, and $1.3 million, for the years ended December 31, 2016, 2015 and 2014, respectively. We have entered into a number of non-cancelable lease agreements with respect to various premises. See Note 16, Commitments and Contingencies in these Notes to Consolidated Financial Statements for more information regarding rental expense rent income, and minimum annual rental commitments under non-cancelable lease agreements.

NOTE 8. OTHER REAL ESTATE OWNED

OREO represents real estate to which we have taken control in partial or full satisfaction of loans and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at fair value less costs to sell plus costs for improvements that prepare the property for sale, which becomes the property’s new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. Any write-up in the fair value of the asset at the date of acquisition is reported as noninterest income unless there has been a prior charge-off, in which case a recovery is credited to the ALLL. Thereafter, management periodically performs valuations and the property is carried at the lower of the cost or fair value less expected selling costs. Subsequent valuation adjustments and net expenses incurred from OREO property are recorded in noninterest expense, in the Consolidated Statements of Income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the changes in OREO for the years ended December 31, 2016, 2015, and 2014.

(Amounts in thousands)	Years Ended December 31,
OREO	2016	2015	2014
Balance at beginning of year	$1,423	$502	$913
Additions to other real estate owned	147	4,059	688
Dispositions of other real estate owned	(745)	(3,138)	(809)
Valuation adjustments in the period	(66)	—	(290)
Total	$759	$1,423	$502

For the year ended December 31, 2016, we transferred three foreclosed properties in the amount of $147 thousand to OREO. During this period, we sold nine properties with balances of $745 thousand for a net loss of $109 thousand. During this period, we recognized a write-down in OREO for four properties totaling $108 thousand and capitalized $42 thousand in costs. The December 31, 2016 OREO balance consists of two 1-4 family residential real estate properties in the amount of $66 thousand, two nonfarm nonresidential properties in the amount of $581 thousand and one undeveloped commercial property in the amount of $112 thousand. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure is $1.2 million.

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

Under the terms of the Agreement, the Mortgage Company paid cash in the amount of $686 thousand and transferred a 1-4 family mortgage note with a principal balance of $560 thousand to the Company. Simultaneously, we applied a portion of the cash proceeds to pay off the outstanding balance of the Mortgage Company’s warehouse line of credit held with the Bank. The Mortgage Company’s line of credit was subsequently closed during 2014. As a result of the Agreement, we recognized a loss of $1.4 million in other noninterest expense in the Consolidated Statements of Income in full and complete satisfaction of the Note during the first quarter of 2014.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10 – INTANGIBLE ASSETS

In March of 2016, as part of our branch acquisition, we recorded a core deposit intangible of $1.8 million and goodwill of $665 thousand. The acquired core deposit base provides value as a source of below market rate funds and the realization of interest cost savings is a fundamental rationale for assuming these deposit liabilities. The cost savings is defined as the difference between the cost of funds on our new deposits (i.e., interest and net maintenance costs) and the cost of an equal amount of funds from an alternative source having a similar term as the new deposit base. Our core deposit intangible was recorded at fair value which was derived by using the income approach and represents the present value of the cost savings over the projected term of our new deposit base.

The core deposit intangible is being amortized on a straight-line basis over the estimated useful life of the deposits, which is eight years, with no expected residual value. For tax purposes, the core deposit intangible will be amortized over 15 years.

As of December 31, 2016, we have recorded the following amounts related to the core deposit intangible.

(Amounts in thousands)	December 31,
Intangibles	2016
Gross carrying amount	$1,772
Accumulated amortization	(185)
Core deposit intangible, net	$1,587

The following table sets forth, as of December 31, 2016, the total estimated future amortization of intangible assets:

(Amounts in thousands)
For the year ended December 31,	Amount
2017	$221
2018	221
2019	221
2020	221
2021	221
2022 and thereafter	482
Total	$1,587

Goodwill is calculated as the amount of cash paid in excess of the fair value of the net assets acquired in the transaction. Goodwill is not amortized, but is annually reviewed for impairment. For tax purposes, the goodwill will be amortized over 15 years. See Note 26 Branch Acquisition in the Notes to Consolidated Financial Statements in this document for further detail on the branch acquisition.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11. OTHER ASSETS

Other assets consist of the following at December 31, 2016, and 2015.

(Amounts in thousands)	2016	2015
Investments in affordable housing partnerships	$4,217	$4,815
Federal Home Loan Bank of San Francisco stock	4,465	4,465
Interest receivable	4,044	3,881
Qualified Zone Academy Bonds	4,740	2,740
Prepaid expenses	772	731
Investment in unconsolidated trusts	310	310
Other	1,808	1,309
Total	$20,356	$18,251

NOTE 12. DEPOSITS

The following table presents the major types of interest-bearing deposits at December 31, 2016 and 2015.

(Amounts in thousands)	As of December 31,
Interest-bearing deposits	2016	2015
Interest-bearing demand	$198,328	$165,316
Money market	207,241	150,342
Savings	113,309	94,503
Certificates of deposit, less than $250,000	159,092	155,470
Certificates of deposit, $250,000 and over	56,298	68,597
Total interest-bearing deposits	$734,268	$634,228

The following table presents interest expense for the major types of interest-bearing deposits for the years ended December 31, 2016, 2015 and 2014.

(Amounts in thousands)	For the year ended December 31,
Deposit Interest Expense	2016	2015	2014
Interest-bearing demand	$201	$228	$221
Money market	322	232	250
Savings	174	213	228
Certificates of deposit, less than $250,000	1,537	1,744	1,897
Certificates of deposit, $250,000 and over	642	612	711
Total interest-bearing deposits	$2,876	$3,029	$3,307

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the scheduled maturities of all certificates of deposit as of December 31, 2016.

(Amounts in thousands)
Amounts due in:
One year or less	$114,084
One to three years	72,200
Three to five years	29,032
Over five years	74
Total certificates of deposit	$215,390

The following table presents the scheduled maturities of certificates of deposit of $250 thousand or more as of December 31, 2016.

(Amounts in thousands)
Amounts due in:
Three months or less	$8,467
Over three months through six months	6,505
Over six months through twelve months	11,009
Over twelve months	30,317
Total certificates of deposit of $250 thousand or more	$56,298

NOTE 13. TERM DEBT

Term debt at December 31, 2016 and 2015 consisted of the following.

(Amounts in thousands)	2016	2015
Federal Home Loan Bank of San Francisco borrowings	$—	$75,000
Senior debt	8,917	9,917
Unamortized debt issuance costs	(12)	(15)
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	(172)	(208)
Net term debt	$18,733	$94,694

Future contractual maturities of term debt at December 31, 2016 are as follows.

(Amounts in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Senior debt	$917	$1,000	$1,000	$6,000	$—	$—	$8,917
Subordinated debt	—	—	—	—	—	10,000	10,000
Total future maturities	$917	$1,000	$1,000	$6,000	$—	$10,000	$18,917

Federal Home Loan Bank of San Francisco borrowings

The maximum amount outstanding from the Federal Home Loan Bank of San Francisco under term advances at any month end during 2016 and 2015 was $80.0 million and $120.0 million, respectively. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during 2016 and 2015 was $18.0 million and $87.6 million, respectively. During the three months ended March 31, 2016, all outstanding Federal Home Loan Bank of San Francisco term advances were repaid. The weighted average interest rate on the borrowings outstanding at December 31, 2015, was 0.33%.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The Federal Home Loan Bank of San Francisco line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate mortgage loans which have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and pledged securities held in the Bank’s investment securities portfolio. As of December 31, 2016, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $4.5 million recorded in other assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321. Furthermore, we have $373.0 million of our commercial and real estate mortgage loans held for the line of credit with the Federal Home Loan Bank of San Francisco for pledging purposes. As of December 31, 2016, we held $15.1 million in securities with the Federal Home Loan Bank of San Francisco for pledging purposes. All of the securities held for pledging purposes with the Federal Home Loan Bank of San Francisco were unused as collateral as of December 31, 2016.

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million from another financial institution. The loan is payable in monthly installments of $83 thousand principal, plus accrued and unpaid interest, commencing on January 1, 2016 and continuing to and including December 10, 2020. A final scheduled payment of $5.0 million is due on the maturity date of December 10, 2020. The loan may be prepaid in whole or in part at any time without any prepayment penalty. The principal amount of the loan bears interest at a variable rate, resetting monthly that is equal to the sum of the current three month LIBOR plus 400 basis points. In December of 2015, the Holding Company incurred senior debt issuance costs of $15 thousand, which are being amortized over the life of the loan as additional interest expense. The loan is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14. JUNIOR SUBORDINATED DEBENTURES

As of December 31, 2016 and 2015, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. The following table presents information about the Trust as of December 31, 2016 and 2015.

(Amounts in thousands)
		Issued		Effective		Redemption
Trust Name	Issue Date	Amount	Rate (1)	Rate	Maturity Date	Date
Bank of Commerce Holdings Trust II	July 29, 2005	$10,310	Floating (3)	(2)	September 15, 2035	(4)

(1) Contractual interest rate of junior subordinated debentures.
(2) Effective rate as of December 31, 2016 and 2015 of 2.54% and 1.92%, respectively.
(3) Rate based on three month LIBOR plus 1.58% adjusted quarterly.
(4) Redeemable at the Company’s option on any March 15, June 15, September 15, or December 15.

The $10.3 million of junior subordinated debentures issued to Trust II as of December 31, 2016 and 2015, are reflected in the Consolidated Balance Sheets. The common stock issued by Trust II in the amount of $310 thousand is recorded in other assets in the Consolidated Balance Sheets, at December 31, 2016 and 2015. All of the debentures issued to Trust II, less the common stock of Trust II, qualified as Tier 1 capital as of December 31, 2016 and 2015, under guidance issued by the Federal Reserve Board.

During the year ended December 31, 2014, the Holding Company redeemed all $5.2 million of junior subordinated debentures from a separate wholly-owned trust formed in 2003. The Holding Company received net cash payment of $4.6 million resulting in a $406 thousand gain on extinguishment of debt recorded in other income and a $155 thousand reduction of the common stock investment in trusts.

NOTE 15. OTHER LIABILITIES

Other liabilities consist of the following at December 31, 2016 and 2015.

(Amounts in thousands)	2016	2015
Deferred compensation – directors fees	$3,753	$3,661
Deferred compensation – salary continuation	3,410	3,458
Deferred compensation – severance payable	820	850
Derivatives	—	2,369
Delayed equity contributions - affordable housing tax credit partnerships	485	1,182
Accrued employee incentives	1,109	1,059
Deferred income	520	885
Reserve for unfunded commitments	695	695
Other loan servicing liabilities	576	569
Dividend payable on common stock	401	400
Other	1,408	1,052
Total	$13,177	$16,180

NOTE 16. COMMITMENTS AND CONTINGENCIES

Lease Commitments – We lease eight sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based on predetermined escalation schedules. Substantially all of the leases include the option to extend the lease term one or more times following expiration of the initial term. We had one capital lease associated with our Branch Acquisition during 2016 that was terminated on December 29, 2016.

The following table sets forth rent expense and rent income for the years ended December 31, 2016 and 2015.

	December 31,
(Amounts in thousands)	2016	2015
Rent income	$78	$26
Rent expense	707	569
Net rent expense	$629	$543

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents future minimum lease payments under non-cancelable operating leases as of December 31, 2016

(Amounts in thousands)
Amounts due in:
2017	$645
2018	530
2019	502
2020	515
2021	525
Thereafter	962
Total	$3,679

Financial Instruments with Off-Balance Sheet Risk

Our consolidated financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of our business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of our commitments and contingent liabilities at December 31.

(Amounts in thousands)	2016	2015
Commitments to extend credit	$224,082	$224,757
Standby letters of credit	1,967	2,477
Affordable housing grants	3,338	3,356
Total commitments	$229,387	$230,590

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

Commitments to Extend Credit - Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any covenant or condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

While most standby letters of credit are not utilized, a significant portion of such utilization is on an immediate payment basis. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on our credit evaluation of the counterparty. Collateral varies but may include cash, marketable securities, accounts receivable, inventory, premises and equipment and real estate.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

We were not required to perform on any financial guarantees for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, approximately $1.9 million of standby letters of credit expire within one year, and $91 thousand expire thereafter.

Affordable Housing Grants - As part of satisfying our CRA responsibilities, we are a sponsor for various nonprofit organizations which receive cash grants from the Federal Home Loan Bank of San Francisco. Those grants require the nonprofit organization to comply with stipulated conditions of the grant over specified periods of time which typically vary from 10 to 15 years. If the nonprofit organization fails to comply, Federal Home Loan Bank of San Francisco can require us to refund the amount of the grant to Federal Home Loan Bank of San Francisco. To mitigate this contingent credit risk, Credit Administration underwrites the financial strength of the nonprofit organization and reviews their systems of internal control to determine, as best as is possible, that they will not fail to comply with the conditions of the grant.

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at December 31, 2016 and 2015. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

Death Benefit Agreement

The Company has entered into contracts with certain employees to pay a cash benefit to designated beneficiaries following the death of the employee. The payment will be made only if, at the time of death, the deceased employee was employed by the Bank and the Bank owned a life insurance policy on the employee’s life. Depending on specific facts and circumstances, the payment can vary from $0 to $225,000 per employee. Neither the employees nor the designated beneficiaries have a claim against the life insurance policy on the employee’s life.

Legal Proceedings
We are involved in various pending and threatened legal actions arising in the ordinary course of business. We maintain reserves for losses from legal actions, which are both probable and estimable. In our opinion, the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

Concentrations of Credit Risk

We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 75% and 74% of our gross loan portfolio at December 31, 2016 and December 31, 2015, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17. EMPLOYEE BENEFITS AND RETIREMENT PLANS

Profit sharing plan – In 1985, we adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. We made matching contributions aggregating $457 thousand, $396 thousand, and $368 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. No discretionary contributions were made over the three year reporting period.

Salary continuation plan – In April 2001, the Board of Directors approved the implementation of the Supplemental Executive Retirement Plan (SERP), which is a non-qualified executive benefit plan in which we agree to pay certain executives covered by the SERP plan additional benefits in the future in return for continued satisfactory performance by the executives.

Benefits under the salary continuation plan differ by participating executive and include a benefit generally payable commencing upon a designated retirement date for a fixed period of ten to twenty years, disability or termination of employment, and a death benefit for the participants designated beneficiaries. Whole life insurance policies were purchased as an investment to provide for our contractual obligation to pay pre-retirement death benefits and to recover our cost of providing benefits. The executive is the insured under the policy, while we are the owner and beneficiary.

The assets of the SERP, under Internal Revenue Service Regulations, are the Company’s property and are available to our general creditors. Except for employees covered by the death benefit agreement described above, the insured executive has no claim on the insurance policy, its cash value or the proceeds thereof.

The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment date. The amount of accrued benefits approximates the present value of the benefits expected to be provided at retirement. Compensation expense under the salary continuation plan totaled $551 thousand, $726 thousand, and $741 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, 2015 and 2014, the vested benefit payable was $3.4 million, $3.5 million, and $3.3 million, respectively.

Directors deferred fee compensation – On December 19, 2013, the Board of Directors adopted a Directors Deferred Compensation Plan (the “2013 Plan”) to replace the Directors Deferred Compensation Plan dated January 1, 1993 as amended April 1, 2009 (the “1993 Plan”). Both plans allow the eligible Director to voluntarily elect to defer some or all of his or her current fees in exchange for the Company’s promise to pay a deferred benefit. The deferred fees are credited with interest and the accrued liability is paid to the Director at retirement. Directors must stop the deferral of compensation once their total deferred benefit reaches $500 thousand.

The interest rate in the 2013 Plan is equal to the Bloomberg 20-year Investment Grade Financial Institutions Index (IGFII) rate (or a similar reference rate we select if that rate is not published) in effect on the interest accrual date, plus two percent. The 2013 Plan is only available to independent directors and, as a nonqualified deferred compensation plan, is not subject to nondiscrimination requirements applicable to qualified plans. No deferred compensation is payable to a director until the death, disability, unforeseeable emergency or separation from service, whereupon all such compensation, together with interest thereon shall be provided to such Director, or his beneficiary within thirty (30) days. The Director may designate payments to be made in a lump sum or in monthly installments over a period not to exceed 120 months.

Although deferrals under the 1993 Plan have ceased; the 1993 Plan remains in effect for all amounts previously deferred in the plan. Under the 1993 Plan, at retirement, Directors are granted the option of continuing to accrue interest on deferred payments at a variable rate of prime plus 3.25% or at a fixed rate of 10%. The Director may designate payments to be made in a lump sum or in monthly installments over a period not to exceed 180 months.

Deferred compensation expense recorded in other expense totaled $281 thousand, $274 thousand, and $254 thousand for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, 2015 and 2014, the vested benefit payable recorded in Other Liabilities in the Consolidated Balance Sheets was $3.8 million, $3.7 million, and $3.6 million, respectively.

NOTE 18. FEDERAL FUNDS PURCHASED AND LINES OF CREDIT

At December 31, 2016 and 2015, we had no outstanding federal funds purchased balances.

The Bank had nonbinding federal funds line of credit agreements with three financial institutions totaling $40.0 million at December 31, 2016. The lines of credit had interest rates ranging from 0.09% to 1.54% at December 31, 2016. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19. SHAREHOLDERS’ EQUITY

On December 11, 2015, the Holding Company completed the redemption of all of the outstanding shares of the Holding Company’s preferred stock designated as Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), held by the US Treasury Department under the Small Business Lending Fund Program. The Holding Company paid $20.0 million to redeem the Series B Preferred Stock plus $39 thousand in accrued but unpaid dividends. The Holding Company exercised its optional redemption rights pursuant to the terms of the Securities Agreement. As a result of the SBLF Redemption, the Holding Company’s obligations under the Securities Agreement are terminated. The Holding Company funded the SBLF Redemption using the net proceeds from (i) its issuance and sale of $10.0 million in aggregate principal amount of its 6.88% Fixed to Floating rate Subordinated Notes due 2025 and (ii) the $10.0 million dollar loan provided to the Holding Company by another institution maturing in 2020 at a variable rate, resetting monthly that is equal to the sum of the current three month LIBOR plus 400 basis points.

Stock Plans – The 2008 Stock Option Plan was approved by the Holding Company’s shareholders on May 15, 2007 (“the Plan”). The Plan was amended and restated by the 2010 Equity Incentive Plan which was approved by the Holding Company’s shareholders on May 18, 2010. The latest amendment and restatement of the Plan was approved by the Holding Company’s shareholders on May 15, 2012. The Plan provides for equity awards including stock options, restricted stock and restricted stock units which may constitute incentive stock options (“ISO”) under Section 422(a) of the Internal Revenue Code of 1986, as amended, or non-statutory stock options (“NSO”) to key personnel of the Company, including Directors. The Plan provides that ISO and NSO under the Plan may not be granted at less than 100% of fair market value of the Holding Company’s common stock on the date of the grant. Vesting may be accelerated in case of an option holder’s death, disability, and retirement or in case of a change of control. At December 31, 2016, approximately 248 thousand common shares were available for future grants under the Plan.

Stock Option Activity

The following tables summarize information about stock option activity for the years ended December 31, 2016, 2015 and 2014.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Shares	Price	Value	Term
Options outstanding December 31, 2014	256,100	$5.59	$274,297	6.58
Granted	20,000	$5.83	$—	9.05
Exercised	(38,500)	$4.05	$59,494	6.17
Forfeited	(3,500)	$11.59	$—	—
Options outstanding December 31, 2015	234,100	$5.77	$319,483	5.87
Exercised	(1,900)	$5.29	$4,789	3.33
Forfeited	(43,300)	$8.81	$—	—
Options outstanding December 31, 2016	188,900	$5.08	$834,625	5.66

Exercisable at December 31, 2016	157,340	4.88	726,809	5.28

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	For the Years Ended December 31,
(Amounts in thousands, except per share information)	2016	2015	2014
Stock option expense	$24	$42	$54
Stock option awards weighted average grant date fair value per share	$—	$1.33	$1.45

	At December 31,
	2016	2015	2014
Unrecognized compensation costs related to non-vested stock option payments	$29	$55	$72
Number of exercisable shares	157	163	168

Generally, stock options vest at 20% per year from the date of the grant. The unrecognized compensation costs are expected to be recognized over a weighted average period of two years.

Restricted Stock Activity

The following tables summarize information about unvested restricted shares and restricted shares granted for the years ended December 31, 2016, 2015 and 2014.

		Weighted		Weighted
		Average	Aggregate	Average
	Number	Grant	Intrinsic	Remaining
	of Shares	Price	Value	Contractual Term
Unvested restricted shares December 31, 2014	3,000	$5.81	$17,880	2.93
Granted	53,831	$5.90	$242,125	2.25
Vested	(14,155)	$5.84	$81,182	1.45
Unvested restricted shares December 31, 2015	42,676	$5.95	$285,076	2.49
Granted	65,736	$5.74	$254,816	1.07
Vested	(38,148)	$5.79	$229,198	1.00
Forfeited	(3,084)	$5.75	$—	—
Unvested restricted shares December 31, 2016	67,180	$5.84	$638,210	1.38

	For the Years Ended December 31,
(Amounts in thousands, except per share information)	2016	2015	2014
Restriction stock compensation expense	$215	$89	$6
Restricted stock awards weighted average grant date fair value per share	$5.74	$5.90	$—

	At December 31,
	2016	2015	2014
Unrecognized compensation costs related to non-vested restricted stock payments	$205	$181	$17

Restricted shares vest over a three to five year service period. Unvested restricted shares have no dividend or voting rights. The unrecognized compensation costs are expected to be recognized over a weighted average period of three years.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 20. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the components of accumulated other comprehensive loss and the ending balances at December 31, 2016, 2015, and 2014, respectively.

	Unrealized	Unrealized	Accumulated Other
	Gains (Losses)	(Losses)	Comprehensive
(Amounts in thousands)	On Securities	On Derivatives	Loss
Accumulated other comprehensive loss as of December 31, 2014	$1,810	$(1,897)	$(87)
Accumulated other comprehensive loss as of December 31, 2015	$1,142	$(1,396)	$(254)
Accumulated other comprehensive loss as of December 31, 2016	$(659)	$—	$(659)

Accumulated other comprehensive loss in the table above is reported net of related tax. Detailed tax information on the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income.

NOTE 21. REGULATORY CAPITAL

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

On July 2, 2013, the federal banking agencies substantially amended the regulatory risk-based capital rules applicable to the Holding Company and the Bank. Effective January 1, 2015 the new rules create “Common equity tier 1,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition; The required minimum risk-based capital ratio for Common equity tier 1 is 4.5 percent and with a 2.5 percent capital conservation buffer.

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

When the new capital rule is fully phased in, the minimum capital requirements plus the conservation buffer will exceed the well-capitalized thresholds. This 0.5-percentage-point cushion allows institutions to dip into a portion of their capital conservation buffer before reaching a status that is considered less than well capitalized for prompt corrective action purposes.

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy, require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table as defined in the regulations. Management believes as of December 31, 2016 that the Company and the Bank met all capital adequacy requirements to which they are subject.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital rating category. The Holding Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015 are presented in the following table.

			For Capital		Capital Adequacy Plus		To Be Well
	Actual		Adequacy Purposes		Capital Conversion Buffer		Capitalized
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2016:
Company
Common equity tier 1 capital ratio	$92,757	9.43%	$44,266	4.50%	n/a	n/a	n/a	n/a
Tier 1 capital ratio	$102,496	10.42%	$59,021	6.00%	n/a	n/a	n/a	n/a
Total capital ratio	$124,735	12.68%	$78,695	8.00%	n/a	n/a	n/a	n/a
Tier 1 leverage ratio	$102,496	9.13%	$44,905	4.00%	n/a	n/a	n/a	n/a
Bank
Common equity tier 1 capital ratio	$121,098	12.31%	$44,281	4.50%	$50,432	5.125%	$63,962	6.50%
Tier 1 capital ratio	$121,098	12.31%	$59,042	6.00%	$65,192	6.625%	$78,722	8.00%
Total capital ratio	$133,337	13.55%	$78,722	8.00%	$84,873	8.625%	$98,403	10.00%
Tier 1 leverage ratio	$121,098	10.80%	$44,835	4.00%	n/a	n/a	$56,043	5.00%

At December 31, 2015:
Company
Common equity tier 1 capital ratio	$90,743	10.06%	$40,587	4.50%	n/a	n/a	n/a	n/a
Tier 1 capital ratio	$100,694	11.16%	$54,117	6.00%	n/a	n/a	n/a	n/a
Total capital ratio	$121,976	13.52%	$72,155	8.00%	n/a	n/a	n/a	n/a
Tier 1 leverage ratio	$100,694	10.03%	$40,159	4.00%	n/a	n/a	n/a	n/a
Bank
Common equity tier 1 capital ratio	$119,980	13.31%	$40,570	4.50%	n/a	n/a	$58,601	6.50%
Tier 1 capital ratio	$119,980	13.31%	$54,094	6.00%	n/a	n/a	$72,125	8.00%
Total capital ratio	$131,257	14.56%	$72,125	8.00%	n/a	n/a	$90,156	10.00%
Tier 1 leverage ratio	$119,980	11.98%	$40,067	4.00%	n/a	n/a	$50,084	5.00%

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

In the event that the Commissioner of the CDBO determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10% of the Bank’s Tier 1 and Tier 2 capital.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 22. DERIVATIVES

During 2015 and the first quarter of 2016 we utilized interest rate swaps (the “hedging instrument”) with another major financial institutions (counterparty) to hedge interest expenses associated with certain Federal Home Loan Bank of San Francisco borrowings (the “hedged instrument”). We do not use derivative instruments for trading or speculative purposes.

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

Classification of the gain or loss in the Consolidated Statements of Income upon release from accumulated other comprehensive income is the same as that of the underlying exposure. We discontinue the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate. When we discontinue hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value that were recorded in accumulated other comprehensive income are recognized immediately in earnings.

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
(1) Rate floats to three month LIBOR payable quarterly on February 1, May 1, August 1, and November 1.

The following table individually lists the active and forward starting interest rate swap derivatives that were in a liability (loss) position and the fair value of such derivatives at December 31, 2016, and December 31, 2015. There were no interest rate swap derivatives that were in an asset (gain) position at December 31, 2016, or at December 31, 2015.

(Amounts in thousands)		Liability Derivatives
		December 31,
Description	Balance Sheet Location	2016	2015
Interest rate swap	Cash flow hedge	—	869
Forward starting interest rate swap	Cash flow hedge	—	1,500
Total		$—	$2,369

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the (gains) losses recorded during the years ended December 31, 2016, 2015 and 2014 and their locations within the Consolidated Statements of Income.

(Amounts in thousands)		December 31,
Description	Consolidated Statement of Operations	2016	2015	2014
Interest rate swap (1)	Interest on term debt	$396	$1,435	$—
Forward starting interest rate swap - terminated (2)	Other noninterest expense (Interest on term debt)	2,325	—	(283)
Forward starting interest rate swaps (3)	Other noninterest (income)	—	—	(1,617)
Total		$2,721	$1,435	$(1,900)

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

The following table summarizes the gains and (losses) on all derivative instruments (active and forward starting) designated as cash flow hedges recorded in accumulated other comprehensive income and reclassified into earnings during the years ended December 31, 2016, 2015 and 2014.

(Amounts in thousands)	December 31,
Description	2016	2015	2014
Interest rate swaps	$(1,601)	$(843)	$1,118

The following table summarizes the derivatives that had a right of offset at December 31, 2015.

			Gross Amounts Not Offset In The Consolidated Balance Sheets
(Amounts in thousands)	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset In The Consolidated Balance Sheets	Net Amounts of Assets / (Liabilities) Presented In The Consolidated Balance Sheets	Collateral Posted	Net Amount
December 31, 2015
Derivative Liabilities
Interest rate swaps	$(2,369)	$—	$(2,369)	$4,008	$1,639

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

We were required to post collateral against the obligations of $2.4 million at December 31, 2015. Accordingly, we pledged three mortgage backed securities with an aggregate par value of $3.8 million and an aggregate fair value of $4.0 million. In March of 2016, upon termination of all of our interest rate swaps the securities were returned to us.

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

The following table presents estimated fair values of our financial instruments as of December 31, 2016 and 2015, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

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

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2016	Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$68,407	$68,407	$—	$—	$68,407
Securities available-for-sale	$175,174	$—	$175,174	$—	$175,174
Securities held-to-maturity	$31,187	$—	$31,374	$—	$31,374
Net loans	$793,991	$—	$—	$797,114	$797,114
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—	$4,465
Financial liabilities
Deposits	$1,004,666	$—	$1,004,729	$—	$1,004,729
Term Debt	$18,733	$—	$18,726	$—	$18,726
Junior subordinated debenture	$10,310	$—	$9,077	$—	$9,077

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2015	Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$51,192	$51,192	$—	$—	$51,192
Securities available-for-sale	$159,030	$—	$159,030	$—	$159,030
Securities held-to-maturity	$35,899	$—	$36,645	$—	$36,645
Net loans	$706,329	$—	$—	$711,528	$711,528
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—	$4,465
Financial liabilities
Deposits	$803,735	$—	$804,490	$—	$804,490
Term Debt	$94,694	$—	$94,694	$—	$94,694
Junior subordinated debenture	$10,310	$—	$5,402	$—	$5,402
Derivatives	$2,369	$—	$2,369	$—	$2,369

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

Junior subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At December 31, 2016, future cash flows were discounted at 2.37%. We measure the fair value of subordinated debentures using Level 2 inputs.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of December 31, 2016 and December 31, 2015.

(Amounts in thousands)	Fair Value at December 31, 2016
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of states and political subdivisions	$59,428	—	$59,428	$—
Residential mortgage backed securities and collateralized mortgage obligations	69,604	—	69,604	—
Corporate securities	16,116	—	16,116	—
Commercial mortgage backed securities	15,514	—	15,514	—
Other investment securities (1)	14,512	—	14,512	—
Total assets measured at fair value	$175,174	$—	$175,174	$—

(Amounts in thousands)	Fair Value at December 31, 2015
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$3,943	$—	$3,943	$—
Obligations of states and political subdivisions	61,104	—	61,104	—
Residential mortgage backed securities and collateralized mortgage obligations	32,137	—	32,137	—
Corporate securities	33,778	—	33,778	—
Commercial mortgage backed securities	12,769	—	12,769	—
Other investment securities (1)	15,299	—	15,299	—
Total assets measured at fair value	$159,030	$—	$159,030	$—
Derivatives – interest rate swaps	$2,369	$—	$2,369	$—
Total liabilities measured at fair value	$2,369	$—	$2,369	$—

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

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2016 or 2015.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following three tables present information about our assets and liabilities at December 31, 2016 and December 31, 2015 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period.

The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at December 31, 2016
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$1,587	$—	$—	$1,587
Other real estate owned	219	—	—	219
Total assets measured at fair value	$1,806	$—	$—	$1,806

(Amounts in thousands)	Fair Value at December 31, 2015
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$707	$—	$—	$707
Other real estate owned	743	—	—	743
Total assets measured at fair value	$1,450	$—	$—	$1,450

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2016, 2015 and 2014.

(Amounts in thousands)	December 31,
Fair value adjustments	2016	2015	2014
Collateral dependent impaired loans	$1,183	$476	$2,216
Other real estate owned	77	197	42
Total	$1,260	$673	$2,258

For the year ended December 31, 2016 collateral dependent impaired loans with a carrying amount of $2.8 million were written down to their fair value of $1.6 million resulting in a $1.2 million adjustment to the ALLL.

For the year ended December 31, 2016, five properties are included in the OREO balance with an aggregate carrying value of $296 thousand that were written down to fair value of $219 thousand, resulting in a $77 thousand adjustment to ALLL.

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

The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral less estimated selling costs. The carrying value of loans fully charged off is zero. When the fair value of the collateral is based on a current appraised value, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 24. INCOME TAXES

The following table presents components of income tax expense included in the Consolidated Statements of Income for each of the past three years.

(Amounts in thousands)	Current	Deferred	Total
Year ended December 31, 2016:
Federal	$283	$409	$692
State	582	86	668
Affordable housing partnership amortization	598	—	598
	$1,463	$495	$1,958
Year ended December 31, 2015:
Federal	$1,183	$509	$1,692
State	981	75	1,056
Affordable housing partnership amortization	714	—	714
	$2,878	$584	$3,462
Year ended December 31, 2014:
Federal	$617	$(414)	$203
State	391	83	474
Affordable housing partnership amortization	903	—	903
Total	$1,911	$(331)	$1,580

Our effective tax rate is derived from provision for income taxes divided by income before provision for income taxes. Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes.

The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014
Income tax at the federal statutory rate	34.00%	34.00%	34.00%
Deferred tax asset write-off	5.02%	—%	—%
State franchise tax, net of federal tax benefit	6.11%	5.79%	4.89%
Amortization of affordable housing credit partnerships	8.11%	5.91%	11.04%
Officer life insurance	(2.89)%	(1.81)%	(3.34)%
Affordable housing credits and benefits	(11.69)%	(6.42)%	(11.67)%
Tax-exempt interest	(10.85)%	(8.02)%	(13.46)%
Other	(0.68)%	(0.71)%	0.16%
Effective Tax Rate	27.13%	28.74%	21.62%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset as of December 31, 2016 and 2015.

(Amounts in thousands)	2016	2015
Deferred tax assets:
Loan and lease loss reserves	$4,751	$4,601
Deferred compensation	3,285	3,293
Unrealized losses other comprehensive income	553	973
Branch acquisition costs	366	—
Non accrued interest	341	349
State franchise taxes	260	428
Federal tax credits	525	684
Other	1,093	1,639
Total deferred tax assets	11,174	11,967

Deferred tax liabilities:
Deferred loan origination costs	(904)	(675)
Unrealized gains other comprehensive income	(92)	(789)
Basis difference in fixed assets	(164)	(371)
Other	(472)	(372)
Total deferred tax liabilities	(1,632)	(2,207)

Net deferred tax asset	$9,542	$9,760

We have determined that we are not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $11.2 million and $12.0 million at December 31, 2016 and 2015, will be realized principally through future reversals of existing taxable temporary differences. We further believe that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through the reversal of future temporary taxable differences.

We have investments in Qualified Zone Academy Bonds (“QZAB”) of $4.7 million at December 31, 2016 and $2.7 million at December 31, 2015. The investments provide funds for capital improvements at local schools and are repaid at maturity in 2031 and 2033. In exchange for the investment we receive a federal tax credit at a rate determined at the settlement of the investment by the US Treasury. We account for the benefit for these tax credit investments using the deferred cost reduction method.

For the year ended December 31, 2016 we expect to carryforward the following tax credits:

●	Qualified Affordable Housing Partnership credits of $525 thousand which will expire in 2035
●	Qualified Zone Academy Bond tax credits of $125 thousand with no expiration

See Note 25 Qualified Affordable Housing Partnership Investments in these Notes to Consolidated Financial Statements, for further details on our affordable housing project investments.

Additionally, we have no unrecognized tax benefits at December 31, 2016 and 2015. We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.

We file income tax returns in the U.S. federal jurisdiction, and the State of California. Income tax returns filed are subject to examination by the U.S. federal, state, and local income tax authorities. While no income tax returns are currently being examined, we are no longer subject to tax examination by tax authorities for years prior to fiscal year 2013 for federal tax returns and fiscal year 2012 for state and local tax returns.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 25. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

Our investments in Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”) and deductible operating losses totaled $4.2 million at December 31, 2016. These investments are recorded in other assets with a corresponding funding obligation of $485 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. We have invested in four separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18 year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 5% and 8%. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

The following table presents our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2016 and December 31, 2015. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the years ended December 31, 2016 and 2015.

		At December 31, 2016		For the year ended December 31, 2016
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,361	$45	$227	$192	$35
WNC Institutional Tax Credit Fund 38, L.P.	1,000	698	73	140	100	40
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,713	367	274	106	168
California Affordable Housing Fund	2,454	445	—	202	200	2
Total	$7,954	$4,217	$485	$843	$598	$245

		At December 31, 2015		For the year ended December 31, 2015
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,553	$406	$226	$184	$42
WNC Institutional Tax Credit Fund 38, L.P.	1,000	797	166	126	93	33
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,820	610	278	230	48
California Affordable Housing Fund	2,454	645	—	207	207	—
Total	$7,954	$4,815	$1,182	$837	$714	$123

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the years ended December 31, 2016 and 2015 and 2014.

	For the Years Ended December 31,
	2016		2015		2014
(Amounts in thousands)	Generated	Tax Benefits from	Generated	Tax Benefits from	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$178	$49	$173	$53	$115	$45
WNC Institutional Tax Credit Fund 38, L.P.	112	28	99	27	84	21
Merritt Community Capital Corporation Fund XV, L.P.	217	57	218	60	265	75
California Affordable Housing Fund	158	44	158	49	158	51
Total	$665	$178	$648	$189	622	$192

The tax credits and benefits were partially offset by the amortization of the principal investment balances of $598 thousand, $714 thousand and $903 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table reflects the anticipated net income tax benefit at December 31, 2016, that is expected to be recognized over the remaining life of the investments.

(Amounts in thousands)	Raymond James California Housing Opportunities	WNC Institutional Tax Credit	Merritt Community Capital Corporation	California Affordable Housing	Total Net Income Tax
Qualified Affordable Housing Partnerships	Fund II	Fund 38, L.P.	Fund XV, L.P	Fund	Benefit
Anticipated net income tax benefit less amortization of investments:
2017	$46	$35	$48	$(2)	$127
2018	45	35	46	(1)	125
2019	45	30	45	—	120
2020	45	29	45	—	119
2021 and thereafter	170	102	183	(2)	453
Total	$351	$231	$367	$(5)	$944

NOTE 26. BRANCH ACQUISITION

On March 11, 2016, we completed the purchase of five Bank of America branches in northern California. The acquired branches are located in Colusa, Willows, Orland, Corning, and Yreka. The Bank also acquired three offsite ATM locations in Williams, Orland and Corning. The Bank paid cash consideration of $6.7 million and acquired $155.2 million in assets, primarily cash and premises. The Bank assumed $149.2 million in liabilities, primarily deposits.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The contribution of the acquired operations of the five former Bank of America offices was immaterial. Therefore, disclosure of supplemental pro forma financial information, especially prior period comparisons is deemed neither practical nor meaningful. Additionally, the acquired operation was not considered a “significant business combination” as defined by the Securities and Exchange Commission.

Branch acquisition costs recorded during the year ended December 31, 2016 and 2015 were $580 thousand and $347 thousand, respectively. The following table provides an assessment of the consideration transferred, assets purchased, and the liabilities assumed.

		Fair Value and
	As Recorded by	Other Merger
	Bank of	Related	As Recorded by
(Amounts in thousands)	America	Adjustments	the Company
Consideration paid:
Cash paid			$6,656
Total consideration			$6,656

Assets acquired:
Cash and cash equivalents	$149,067	$—	$149,067

Premises and equipment, net	1,835	2,355	4,190

Other assets	201	—	201
Core deposit intangible	—	1,772	1,772
Total assets acquired	$151,103	$4,127	$155,230

Liabilities assumed:
Deposits	$149,047	$—	$149,047

Other liabilities	20	172	192
Total liabilities assumed	$149,067	$172	$149,239
Net identifiable assets acquired over liabilities assumed	$2,036	$3,955	$5,991
Goodwill			$665

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 27. EARNINGS PER COMMON SHARE

The following table presents a computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014.

(Amounts in thousands, except per share information)
Earnings Per Share	2016	2015	2014
Numerators:
Net income	$5,259	$8,586	$5,727
Less:
Preferred stock extinguishment costs	—	102	—
Preferred stock dividends	—	189	200
Net income available to common shareholders	$5,259	$8,295	$5,527
Denominators:
Weighted average number of common shares outstanding - basic	13,367	13,331	13,475
Effect of potentially dilutive common shares (1)	58	34	45
Weighted average number of common shares outstanding - diluted	13,425	13,365	13,520
Earnings per common share:
Basic	$0.39	$0.62	$0.41
Diluted	$0.39	$0.62	$0.41
Anti-dilutive options not included in earnings per share calculation	45	121	104
Anti-dilutive restricted shares not included in earnings per share calculation	—	41	—
(1) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

The Holding Company authorized, repurchased and subsequently retired 700,000 common shares under a plan announced in 2014. As such, the weighted average number of dilutive common shares outstanding decreased by 154,986 during the year ended December 31, 2015.

NOTE 28. RELATED PARTY TRANSACTIONS

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

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2016 and 2015.

(Amounts in thousands)	2016	2015
Balance at beginning of year	$13,707	$13,654
New loan additions	—	916
Advances on existing lines of credit	24,447	19,643
Principal repayments	(24,730)	(20,487)
Reclassifications (1)	—	(19)
Balance at end of year	$13,424	$13,707
(1) Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2016 and 2015, deposits of related parties amounted to $6.0 million and $4.1 million, respectively. As of December 31, 2016 and 2015, there were no related party loans which were past due or adversely classified. At December 31, 2016 and 2015 there was $8.8 million, and $8.4 million, respectively, in outstanding loan commitments to related parties. In our opinion, these transactions did not involve more than a normal risk of collectability or present other unfavorable terms.

NOTE 29. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

Year ended December 31,

(Amounts in thousands)	2016	2015
Assets:
Cash	$493	$985
Investment in:
Bank subsidiary	122,707	119,807
Nonbank subsidiary	310	310
Other assets	60	66
Total Assets	$123,570	$121,168

Liabilities and shareholders' equity:
Term debt:
Senior debt, net	$8,904	$9,902
Subordinated debt, net	9,829	9,792
Junior subordinated debentures	10,310	10,310
Other liabilities	421	642
Total liabilities	29,464	30,646
Shareholders’ equity	94,106	90,522
Total liabilities and shareholders’ equity	$123,570	$121,168

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Income

Year Ended December 31,

(Amounts in thousands)	2016	2015	2014
Income:
Other income	$7	$6	$482
Dividends from subsidiaries	4,200	2,850	10,100
Total income	4,207	2,856	10,582
Expenses:
Management fees paid to subsidiaries	259	229	208
Interest expense	1,409	267	363
Noninterest expense	345	337	1,719
Total expenses	2,013	833	2,290

Income before income taxes and equity in undistributed net income of subsidiaries	2,194	2,023	8,292
Income tax expense	1	1	1
Income before equity in undistributed net income of subsidiaries	2,193	2,022	8,291
Equity (deficit) in undistributed net income of subsidiaries	3,066	6,564	(2,564)
Net income	$5,259	$8,586	$5,727
Less: Preferred stock extinguishment costs	—	102	—
Less: Preferred dividends	—	189	200
Income available to common shareholders	$5,259	$8,295	$5,527

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

Year Ended December 31,

(Amounts in thousands)	2016	2015	2014
Operating activities:
Net income	$5,259	$8,586	$5,727
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation associated with stock options	—	1	1
Gain on termination of debt	—	—	(406)
(Deficit) equity in undistributed net income of subsidiaries	(3,066)	(6,564)	2,564
Amortization of debt issuance costs	40	—	—
Decrease other assets	6	371	1,209
Increase (decrease) other liabilities	(137)	229	55
Net cash provided by operating activities	2,102	2,623	9,150

Investing activities:
Promissory note repayments	—	—	292
Proceeds from settlement of note to former mortgage subsidiary	—	—	686
Net cash provided by investing activities	—	—	978

Financial activities:
Advances of term debt	—	20,000	—
Repayment of term debt	(1,001)	(83)	—
Debt issuance costs paid net of amortization	—	(223)	—
Redemption of preferred stock	—	(20,000)	—
Preferred stock extinguishment costs	—	(33)	—
Cash dividends paid on preferred stock	—	(189)	(200)
Cash dividends paid on common stock	(1,603)	(1,601)	(1,626)
Proceeds from stock options exercised	10	156	23
Repayment of junior subordinated debentures	—	—	(4,629)
Repurchase of common stock	—	—	(4,562)
Net cash used in financing activities	(2,594)	(1,973)	(10,994)
Changes in cash and cash equivalents	(492)	650	(866)
Cash and cash equivalents, beginning of year	985	335	1,201
Cash and cash equivalents, end of year	$493	$985	$335

Supplemental disclosures of non cash financing activities:
Vested restricted stock issued under employee plans	$84	$36	$66

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 30. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present the summary of results for the eight quarters ended December 31, 2016.

2016

	March 31,	June 30,	September 30,	December 31,	Four
(Amounts in thousands, except for share information)	2016	2016	2016	2016	Quarters
Net interest income	$8,304	$9,217	$9,276	$9,434	$36,231
Provision for loan and lease losses	—	—	—	—	—
Noninterest income	949	437	959	1,250	3,595
Noninterest expense	10,001	7,668	7,125	7,815	32,609
(Loss) income before provision for income tax	(748)	1,986	3,110	2,869	7,217
Provision for income tax	212	430	744	572	1,958
(Loss) income available to common shareholders	$(960)	$1,556	$2,366	$2,297	$5,259
(Loss) earnings per share - basic	$(0.07)	$0.11	$0.18	$0.17	$0.39
Weighted average shares - basic	13,360	13,367	13,369	13,370	13,367
(Loss) earnings per share - diluted	$(0.07)	$0.11	$0.18	$0.17	$0.39
Weighted average shares - diluted	13,403	13,425	13,439	13,476	13,425

2015

	March 31,	June 30,	September 30,	December 31,	Four
(Amounts in thousands, except for share information)	2015	2015	2015	2015	Quarters
Net interest income	$8,369	$8,595	$8,455	$8,351	$33,770
Provision for loan and lease losses	—	—	—	—	—
Noninterest income	854	881	808	640	3,183
Noninterest expense	6,593	6,122	5,574	6,616	24,905
Income before provision for income tax	2,630	3,354	3,689	2,375	12,048
Provision for income tax	829	964	1,164	505	3,462
Net income	$1,801	$2,390	$2,525	$1,870	$8,586
Less: preferred stock accretion and extinguishment costs	—	—	—	102	102
Less: preferred dividend on preferred stock	50	50	50	39	189
Income available to common shareholders	$1,751	$2,340	$2,475	$1,729	$8,295
Earnings per share - basic	$0.13	$0.18	$0.18	$0.13	$0.62
Weighted average shares - basic	13,303	13,338	13,340	13,341	13,331
Earnings per share - diluted	$0.13	$0.18	$0.18	$0.13	$0.62
Weighted average shares - diluted	13,340	13,370	13,377	13,395	13,365

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2016, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9b - Other Information

None to report.

Part III

Item 10 - Directors, Executive Officers And Corporate Governance

The response to this item is incorporated by reference to Bank of Commerce Holdings Proxy Statement for the 2017 Annual Meeting of shareholders (the “Proxy Statement”) under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Voting Securities and Ownership of Certain Beneficial Holders”, “Certain Relationships and Related Transactions and Director Independence”, and “Committees of the Board of Directors”.

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

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements:
Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.
(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation	10-Q	000-25135	3.1	8/5/2016
3.2	Amended and Restated Bylaws	8-K	000-25135	3.1	5/21/2015
4.1	Specimen Common Stock Certificate	10-12G	000-25135	4.1	12/4/1998
4.2	Promissory Note between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	4.1	12/14/2015
4.3	Form of 6.875% Fixed to Floating Rate Subordinated Note due December 10, 2025	8-K	000-25135	4.2	12/14/2015
10.1*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998
10.2*	Form of Deferred Compensation Agreement used in connection with 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998
10.3*	Amendments to the 1993 Deferred Compensation Plan	10-K	000-25135	10.8	3/11/2014
10.4*	1998 Stock Option Plan	10-12G	000-25135	10.3	12/4/1998
10.5*	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan	10-12G	000-25135	10.4	12/4/1998
10.6*	2010 Equity Incentive Plan	DEF 14A	000-25135	Appendix D	4/12/2010
10.7*	Form of Stock Option Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.7	3/8/2016
10.8*	Form of Notice of Exercise of Stock Option used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.8	3/8/2016
10.9*	Form of Restricted Stock Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.9	3/8/2016
10.10*	Form of Stock Grant Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.10	3/8/2016
10.11*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013	10-K	000-25135	10.10	3/11/2014
10.12*	Amended and Restated Salary Continuation Agreement with Samuel D. Jimenez, dated December 17, 2013	10-K	000-25135	10.12	3/11/2014

10.13*	Amended and Restated Salary Continuation Agreement with Robert J. O’Neil, dated December 17, 2013	10-K	000-25135	10.16	3/11/2014
10.14*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014	10-K	000-25135	10.18	3/11/2014
10.15*	2013 Directors Deferred Compensation Plan and Participant Election Form	10-K	000-25135	10.19	3/11/2014
10. 16	Purchase and Assumption Agreement between Bank of America, National Association and Redding Bank of Commerce, dated October 28, 2015	8-K	000-25135	10.1	10/29/2015
10.17	Loan Agreement by and between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.1	12/14/2015
10.18	Pledge and Security Agreement between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.2	12/14/2015
10.19	Subordinated Note Purchase Agreement between Bank of Commerce Holdings and The Purchasers named Herein, dated December 10, 2015	8-K	000-25135	10.3	12/14/2015
10.20*	Amended and Restated Employment Agreement with Randall S. Eslick dated February 21, 2017.					X
10.21*	Amended and Restated Employment Agreement with James A. Sundquist dated February 21, 2017.					X
10.22*	Amended and Restated Employment Agreement with Samuel D. Jimenez dated February 21, 2017.					X
10.23*	Amended and Restated Employment Agreement with Robert H. Muttera dated February 21, 2017.					X
10.24*	Amended and Restated Employment Agreement with Robert J. O’Neil dated February 21, 2017.					X
14	Code of Ethics for Senior Financial Officers	8-K	000-25135	14.1	5/21/2015
21.1	Subsidiaries of the Company					X
23.1	Consent of Moss Adams LLP					X
24	Power of Attorney (included on signature page to this report)					X
31.1	Certification of Randall S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of James A. Sundquist pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification pursuant to Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
* Executive Contract, Compensatory Plan or Arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2017.

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

Name	Title	Date

/s/ Randall S. Eslick	President and Chief Executive Officer	March 15, 2017

/s/ James A. Sundquist	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2017

/s/ Lyle L. Tullis	Chairman of the Board	March 15, 2017

/s/ David H. Scott	Director	March 15, 2017

/s/ Jon W. Halfhide	Director	March 15, 2017

/s/ Orin N. Bennett	Director	March 15, 2017

/s/ Gary R. Burks	Director	March 15, 2017

/s/ Joseph Q. Gibson	Director	March 15, 2017

/s/ Terence J. Street	Director	March 15, 2017

/s/ Linda J. Miles	Director	March 15, 2017

/s/ Karl L. Silberstein	Director	March 15, 2017

Exhibit Index

(Material Contracts Listed as 10.1 - 10.24)

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation	10-Q	000-25135	3.1	8/5/2016
3.2	Amended and Restated Bylaws	8-K	000-25135	3.1	5/21/2015
4.1	Specimen Common Stock Certificate	10-12G	000-25135	4.1	12/4/1998
4.2	Promissory Note between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	4.1	12/14/2015
4.3	Form of 6.875% Fixed to Floating Rate Subordinated Note due December 10, 2025	8-K	000-25135	4.2	12/14/2015
10.1*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998
10.2*	Form of Deferred Compensation Agreement used in connection with 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998
10.3*	Amendments to the 1993 Deferred Compensation Plan	10-K	000-25135	10.8	3/11/2014
10.4*	1998 Stock Option Plan	10-12G	000-25135	10.3	12/4/1998
10.5*	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan	10-12G	000-25135	10.4	12/4/1998
10.6*	2010 Equity Incentive Plan	DEF 14A	000-25135	Appendix D	4/12/2010
10.7*	Form of Stock Option Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.7	3/8/2016
10.8*	Form of Notice of Exercise of Stock Option used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.8	3/8/2016
10.9*	Form of Restricted Stock Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.9	3/8/2016
10.10*	Form of Stock Grant Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.10	3/8/2016
10.11*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013	10-K	000-25135	10.10	3/11/2014
10.12*	Amended and Restated Salary Continuation Agreement with Samuel D. Jimenez, dated December 17, 2013	10-K	000-25135	10.12	3/11/2014
10.13*	Amended and Restated Salary Continuation Agreement with Robert J. O’Neil, dated December 17, 2013	10-K	000-25135	10.16	3/11/2014
10.14*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014	10-K	000-25135	10.18	3/11/2014
10.15*	2013 Directors Deferred Compensation Plan and Participant Election Form	10-K	000-25135	10.19	3/11/2014

10. 16	Purchase and Assumption Agreement between Bank of America, National Association and Redding Bank of Commerce, dated October 28, 2015	8-K	000-25135	10.1	10/29/2015
10.17	Loan Agreement by and between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.1	12/14/2015
10.18	Pledge and Security Agreement between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.2	12/14/2015
10.19	Subordinated Note Purchase Agreement between Bank of Commerce Holdings and The Purchasers named Herein, dated December 10, 2015	8-K	000-25135	10.3	12/14/2015
10.20*	Amended and Restated Employment Agreement with Randall S. Eslick dated February 21, 2017.					X
10.21*	Amended and Restated Employment Agreement with James A. Sundquist dated February 21, 2017.					X
10.22*	Amended and Restated Employment Agreement with Samuel D. Jimenez dated February 21, 2017.					X
10.23*	Amended and Restated Employment Agreement with Robert H. Muttera dated February 21, 2017.					X
10.24*	Amended and Restated Employment Agreement with Robert J. O’Neil dated February 21, 2017.					X
14	Code of Ethics for Senior Financial Officers	8-K	000-25135	14.1	5/21/2015
21.1	Subsidiaries of the Company					X
23.1	Consent of Moss Adams LLP					X
24	Power of Attorney (included on signature page to this report)					X
31.1	Certification of Randall S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of James A. Sundquist pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification pursuant to Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
* Executive Contract, Compensatory Plan or Arrangement