Form 10-Q
period 2017-03-31
Bank of Commerce Holdings
filed 2017-04-28
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer (Do not check if a smaller reporting company)☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of April 18, 2017: 13,521,665

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

March 31, 2017 and December 31, 2016

	March 31,	December 31,
(Amounts in thousands, except share information)	2017	2016
Assets:
Cash and due from banks	$18,315	$16,419
Interest-bearing deposits in other banks	42,744	51,988
Total cash and cash equivalents	61,059	68,407

Securities available-for-sale, at fair value	181,534	175,174
Securities held-to-maturity, at amortized cost	31,257	31,187

Loans, net of deferred fees and costs	811,640	805,535
Allowance for loan and lease losses	(11,641)	(11,544)
Net loans	799,999	793,991

Premises and equipment, net	15,903	16,226
Other real estate owned	814	759
Life insurance	21,494	23,098
Deferred tax asset, net	9,363	9,542
Goodwill and core deposit intangible, net	2,196	2,252
Other assets	19,132	20,356
Total assets	$1,142,751	$1,140,992

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest bearing	$270,412	$270,398
Demand - interest bearing	407,784	405,569
Savings	112,738	113,309
Certificates of deposit	213,556	215,390
Total deposits	1,004,490	1,004,666

Term debt:
Principal	18,667	18,917
Less unamortized debt issuance costs	(173)	(184)
Net term debt	18,494	18,733

Junior subordinated debentures	10,310	10,310
Other liabilities	12,994	13,177
Total liabilities	1,046,288	1,046,886

Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: 17,239,239 issued; 13,516,665 outstanding as of March 31, 2017 and 13,440,422 outstanding as of December 31, 2016	24,800	24,547
Retained earnings	72,066	70,218
Accumulated other comprehensive loss	(403)	(659)
Total shareholders' equity	96,463	94,106
Total liabilities and shareholders' equity	$1,142,751	$1,140,992

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

For the three months ended March 31, 2017 and 2016

	For the Three Months Ended
	March 31,
(Amounts in thousands, except per share information)	2017	2016
Interest income:
Interest and fees on loans	$9,384	$8,451
Interest on taxable securities	789	784
Interest on tax-exempt securities	530	594
Interest on interest-bearing deposits in other banks	114	75
Total interest income	10,817	9,904
Interest expense:
Interest on demand deposits	148	122
Interest on savings deposits	47	45
Interest on certificates of deposit	529	597
Interest on term debt	293	782
Interest on junior subordinated debentures	66	54
Total interest expense	1,083	1,600
Net interest income	9,734	8,304
Provision for loan and lease losses	200	—
Net interest income after provision for loan and lease losses	9,534	8,304
Noninterest income:
Service charges on deposit accounts	127	72
ATM and point of sale fees	266	92
Fees on payroll and benefit processing	191	160
Life insurance	646	156
Gain on sale of investment securities, net	66	94
Federal Home Loan Bank of San Francisco dividends	103	90
Other income	143	285
Total noninterest income	1,542	949
Noninterest expense:
Salaries and related benefits	4,858	4,229
Premises and equipment	1,048	789
Federal Deposit Insurance Corporation insurance premium	48	156
Data processing fees	407	304
Professional service fees	393	436
Telecommunications	211	147
Branch acquisition costs	—	412
Loss on cancellation of interest rate swap	—	2,325
Other expenses	1,096	1,203
Total noninterest expense	8,061	10,001
Income (loss) before provision for income taxes	3,015	(748)
Provision for income taxes	763	212
Net income (loss)	$2,252	$(960)

Earnings (loss) per share - basic	$0.17	$(0.07)
Weighted average shares - basic	13,416	13,360
Earnings (loss) per share - diluted	$0.17	$(0.07)
Weighted average shares - diluted	13,521	13,360

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2017 and 2016

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2017	2016
Net income (loss)	$2,252	$(960)

Available-for-sale securities:
Unrealized gains arising during the period	518	209
Income taxes	(213)	(86)
Change in unrealized gains, net of tax	305	123

Reclassification adjustment for realized gains included in net income	(66)	(94)
Income taxes	27	38
Realized gains, net of tax	(39)	(56)
Net increase in unrealized gains on available-for-sale securities	266	67

Held-to-maturity securities:
Amortization of held-to-maturity fair value adjustment	(17)	(29)
Income taxes	7	12
Net change in fair value adjustment on held-to-maturity securities	(10)	(17)

Derivatives:
Unrealized losses arising during the period	—	(348)
Income taxes	—	143
Change in unrealized losses, net of tax	—	(205)

Reclassification adjustments for net losses on derivatives included in net income	—	2,721
Income taxes	—	(1,120)
Reclassification adjustments for net losses included in net income, net of tax	—	1,601
Net change in unrealized losses on derivatives	—	1,396
Other comprehensive income	256	1,446
Comprehensive income – Bank of Commerce Holdings	$2,508	$486

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2016 and three months ended March 31, 2017 (Unaudited)

				Accumulated
		Common		Other Comp-
	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2016	13,342	$24,214	$66,562	$(254)	$90,522
Net income	—	—	5,259	—	5,259
Other comprehensive loss, net of tax	—	—	—	(405)	(405)
Comprehensive income	—	—	—	—	4,854
Dividend on common stock ($0.12 per share)	—	—	(1,603)	—	(1,603)
Common stock issued under employee plans	29	84	—	—	84
Stock options exercised	2	10	—	—	10
Compensation expense associated with stock options	—	24	—	—	24
Compensation expense associated with restricted stock	—	215	—	—	215
Balance at December 31, 2016 (1)	13,373	$24,547	$70,218	$(659)	$94,106

(1) Excludes 67 unvested restricted shares

				Accumulated
		Common		Other Comp-
	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2017	13,373	$24,547	$70,218	$(659)	$94,106
Net income	—	—	2,252	—	2,252
Other comprehensive income, net of tax	—	—	—	256	256
Comprehensive income	—	—	—	—	2,508
Dividend on common stock ($0.03 per share)	—	—	(404)	—	(404)
Common stock issued under employee plans	28	42	—	—	42
Stock options exercised	47	218	—	—	218
Compensation expense associated with stock options	—	5	—	—	5
Compensation expense associated with restricted stock	—	(12)	—	—	(12)
Balance at March 31, 2017 (1)	13,448	$24,800	$72,066	$(403)	$96,463

(1) Excludes 69 unvested restricted shares

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2017 and March 31, 2016

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$2,252	$(960)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	200	—
Provision for depreciation and amortization	529	432
Amortization of core deposit intangible	56	20
Amortization of debt issuance costs	11	10
Compensation expense associated with stock options	5	6
Compensation expense associated with restricted stock	(12)	21
Net gain on sale or call of securities	(66)	(94)
Amortization of investment premiums and accretion of discounts, net	471	431
Amortization of held-to-maturity fair value adjustments	(17)	(29)
Loss on cancellation of interest rate swap	—	2,325
Gain on disposal of fixed assets	—	(5)
Write-down of other real estate owned	—	55
Loss on sale of other real estate owned	71	125
Decrease in deferred income taxes	—	363
Increase in cash surrender value of life insurance	(144)	(156)
Gain on life insurance	(502)	—
Increase (decrease) in deferred compensation and salary continuation plans	18	(18)
Increase in net deferred loan fees and costs	(122)	(114)
Decrease in other assets	1233	358
(Decrease) increase in other liabilities	(87)	5,486
Net cash provided by operating activities	3,896	8,256

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	4,317	5,496
Proceeds from sale of available-for-sale securities	13,927	19,934
Purchases of available-for-sale securities	(24,623)	(40,930)
Proceeds from maturities and payments of held-to-maturity securities	—	600
Investment in qualified affordable housing partnerships	(7)	(178)
Loan originations, net of principal repayments	(7,837)	(8,025)
Net repayment on loan pools	1,630	864
Purchase of premises and equipment	(206)	(659)
Proceeds from the sale of other real estate owned	—	232
Proceeds from life insurance policy	2,249	—
Payments to derivative counterparties for the termination of interest rate swaps	—	(2,578)
Acquisition of branches, net of cash paid	—	142,359
Net cash (used) provided by investing activities	(10,550)	117,115

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2017	2016
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	$1,658	$6,359
Net decrease in certificates of deposit	(1,834)	(21,472)
Advances on term debt	—	30,000
Repayment of term debt	(250)	(105,250)
Proceeds from stock options exercised	218	—
Cash paid when directly withholding shares for tax-withholding purposes	(85)	(49)
Cash dividends paid on common stock	(401)	(401)
Net cash used in financing activities	(694)	(90,813)
Net (decrease) increase in cash and cash equivalents	(7,348)	34,558
Cash and cash equivalents at beginning of year	68,407	51,192
Cash and cash equivalents at end of period	$61,059	$85,750

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the three months ended March 31, 2017 and March 31, 2016

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2017	2016
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$—	$300
Interest	$924	$1,783
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$121	$—

Unrealized gain on investment securities available-for-sale	$452	$115
Changes in net deferred tax asset related to changes in unrealized gain on investment securities available-for-sale	(186)	(48)
Changes in accumulated other comprehensive income due to changes in unrealized gain on investment securities available-for-sale	$266	$67

Accretion of held-to-maturity investment securities from other comprehensive income to interest income	$(17)	$(29)
Changes in deferred tax related to accretion of held-to-maturity investment securities	7	12
Changes in accumulated other comprehensive income due to accretion of held-to-maturity investment securities	$(10)	$(17)

Changes in unrealized loss on derivatives	$—	$(348)
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	—	143
Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$—	$(205)

Reclassification of losses on derivatives	$—	$2,721
Changes in net deferred tax asset related to reclassification of losses on derivatives	—	(1,120)
Changes in accumulated other comprehensive income due to reclassification of losses on derivatives	$—	$1,601
Supplemental disclosures of non cash financing activities:
Vested restricted stock issued under employee plan	42	84
Cash dividend declared on common shares and payable after period-end	$404	$401
Transactions Related to Acquisition:
Assets acquired - fair value	$—	$155,228
Goodwill	$—	$717
Liabilities assumed - fair value	$—	$149,238

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a bank holding company (“BHC”) with its principal offices in Redding, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 are derived from the unaudited interim consolidated financial statements and audited consolidated financial statements and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking and securities industries. In preparing such consolidated financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the Balance Sheets and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the valuation of investments and impairments of securities, the determination of the allowance for loan and lease losses (“ALLL”), income taxes, the valuation of goodwill and Other Real Estate Owned (“OREO”), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income or shareholders' equity. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2016 Annual Report on Form 10-K. The consolidated results of operations and cash flows for the 2017 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2017 and December 31, 2016, the Company had one wholly-owned trust (“Trust”) formed in 2005 to issue trust-preferred securities and related common securities. The Company has not consolidated the accounts of the Trust in its Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trust are reflected in our Consolidated Balance Sheets.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Application of new accounting guidance

In January of 2017, the Company adopted the Financial Accounting Standards Board's (“FASB”) Accounting Standard Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, seeks to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As required by ASU 2016-09, all adjustments are reflected as of the beginning of the fiscal year, January 1, 2016. By applying this ASU, the Company no longer adjusts common stock for the tax impact of shares released, instead the tax impact is recognized as tax expense in the period the shares are released. This simplifies the tracking of the excess tax benefits and deficiencies, but could cause volatility in tax expense for the periods presented. The statement of cash flows has been adjusted to reflect the provisions of this ASU. The application of this ASU did not have a material impact on the financial statements.

Accounting pronouncements not yet applied

●     In March 2017, the FASB issued ASU No. 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

●     In January of 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments are intended to simplify the subsequent measurement of goodwill; the amendments eliminate a step from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

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

●     In June of 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments are intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.

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

●     In February of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 812). This Update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the balance sheet due to the number of leased properties the Bank currently has that are accounted for under current operating lease guidance.

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

●     In May of 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

NOTE 3. EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted stock awards which do not have voting rights or share in dividends. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the Holding Company. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

The following is a computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
(Amounts in thousands, except per share information)	March 31,
Earnings Per Share	2017	2016
Numerators:
Net income (loss)	$2,252	$(960)
Denominators:
Weighted average number of common shares outstanding - basic	13,416	13,360
Effect of potentially dilutive common shares (1)	105	—
Weighted average number of common shares outstanding - diluted	13,521	13,360
Earnings (loss) per common share:
Basic	$0.17	$(0.07)
Diluted	$0.17	$(0.07)
Anti-dilutive options not included in diluted earnings per share calculation	—	120,700
Anti-dilutive restricted shares not included in diluted earnings per share calculation	33,068	54,181

(1) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares. For periods in which a net loss is reported, there is no effect on the calculation of diluted loss per share because the conversion is anti-dilutive.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of our investment securities as of March 31, 2017, and December 31, 2016.

	As of March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$12,558	$12	$(74)	$12,496
Obligations of state and political subdivisions	54,753	1,180	(270)	55,663
Residential mortgage-backed securities and collateralized mortgage obligations	83,793	68	(1,469)	82,392
Corporate securities	10,419	128	(99)	10,448
Commercial mortgage-backed securities	16,815	7	(300)	16,522
Other asset-backed securities	4,087	6	(80)	4,013
Total	$182,425	$1,401	$(2,292)	$181,534
Held-to-maturity securities:
Obligations of state and political subdivisions	$31,257	$870	$(332)	$31,795

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$10,427	$10	$(83)	$10,354
Obligations of state and political subdivisions	58,847	1,001	(420)	59,428
Residential mortgage-backed securities and collateralized mortgage obligations	71,068	33	(1,497)	69,604
Corporate securities	16,153	103	(140)	16,116
Commercial mortgage-backed securities	15,786	9	(281)	15,514
Other asset-backed securities	4,237	8	(87)	4,158
Total	$176,518	$1,164	$(2,508)	$175,174
Held-to-maturity securities:
Obligations of state and political subdivisions	$31,187	$710	$(523)	$31,374

The following table presents the expected maturities of investment securities at March 31, 2017.

	Available-For-Sale		Held-To-Maturity
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$2,062	$2,067	$—	$—
After one year through five years	78,246	77,523	6,327	6,547
After five years through ten years	48,087	48,105	11,808	12,016
After ten years	54,030	53,839	13,122	13,232
Total	$182,425	$181,534	$31,257	$31,795

The amortized cost and fair value of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value of the securities held for pledging, segregated by purpose, as of March 31, 2017.

(Amounts in thousands)	Pledged	Available To Be Pledged	Total Held For Pledging Purposes
Public funds collateral	$18,328	$15,288	$33,616
Federal Home Loan Bank of San Francisco borrowings	—	25,342	25,342
Total	$18,328	$40,630	$58,958

The following table presents the cash proceeds from sales of securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Proceeds from sales of securities	$13,927	$19,934

Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$51	$72
Residential mortgage-backed securities and collateralized mortgage obligations	17	—
Corporate securities	1	42
Commercial mortgage-backed securities	—	4
Other asset-backed securities	—	1
Total gross realized gains on sales of securities	69	119
Gross realized losses on sales of securities:
Corporate securities	(3)	(25)
Total gross realized losses on sales of securities	(3)	(25)
Gain on investment securities, net	$66	$94

Investment securities that were in an unrealized loss position as of March 31, 2017 and December 31, 2016 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or underlying collateral.

	As of March 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$9,204	$(74)	$—	$—	$9,204	$(74)
Obligations of states and political subdivisions	15,993	(270)	—	—	15,993	(270)
Residential mortgage-backed securities and collateralized mortgage obligations	67,189	(1,273)	7,355	(196)	74,544	(1,469)
Corporate securities	2,952	(99)	—	—	2,952	(99)
Commercial mortgage-backed securities	9,793	(146)	6,136	(154)	15,929	(300)
Other asset-backed securities	2,180	(28)	1,321	(52)	3,501	(80)
Total temporarily impaired securities	$107,311	$(1,890)	$14,812	$(402)	$122,123	$(2,292)
Held-to-maturity securities:
Obligations of states and political subdivisions	$10,824	$(247)	$945	$(85)	$11,769	$(332)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
U.S. government & agencies	$9,139	$(83)	$—	$—	$9,139	$(83)
Obligations of states and political subdivisions	20,329	(420)	—	—	20,329	(420)
Residential mortgage-backed securities and collateralized mortgage obligations	52,345	(1,396)	4,108	(101)	56,453	(1,497)
Corporate securities	8,908	(140)	—	—	8,908	(140)
Commercial mortgage-backed securities	12,041	(191)	2,849	(90)	14,890	(281)
Other asset-backed securities	2,280	(28)	1,346	(59)	3,626	(87)
Total temporarily impaired securities	$105,042	$(2,258)	$8,303	$(250)	$113,345	$(2,508)
Held-to-maturity securities:
Obligations of states and political subdivisions	$11,639	$(425)	$933	$(98)	$12,572	$(523)

At March 31, 2017 and at December 31, 2016, 119 securities were in unrealized loss positions.

Other-Than-Temporary Impairment

For the three months ended March 31, 2017, we did not recognize any other-than-temporary impairment losses. We recognized one impairment loss of $546 thousand during the second quarter of 2016 related to our investment in AgriBank and there were no other impairment losses recognized during the year ended December 31, 2016.

NOTE 5. LOANS

Outstanding loan balances consisted of the following at March 31, 2017, and December 31, 2016.

(Amounts in thousands)	March 31,	December 31,
Loan Portfolio	2017	2016
Commercial	$145,635	$153,844
Commercial real estate:
Real estate - construction and land development	46,228	57,771
Real estate - commercial non-owner occupied	305,802	287,455
Real estate - commercial owner occupied	164,166	151,516
Residential real estate:
Real estate - residential - Individual Tax Identification Number (“ITIN”)	44,211	45,566
Real estate - residential - 1-4 family mortgage	19,710	20,425
Real estate - residential - equity lines	33,019	35,953
Consumer and other	51,423	51,681
Gross loans	810,194	804,211
Deferred fees and costs	1,446	1,324
Loans, net of deferred fees and costs	811,640	805,535
Allowance for loan and lease losses	(11,641)	(11,544)
Net loans	$799,999	$793,991

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Gross loan balances in the table above include net purchase discounts of $2.8 million and $2.9 million as of March 31, 2017, and December 31, 2016, respectively.

Age analysis of gross loan balances for past due loans, segregated by class of loans, as of March 31, 2017, and December 31, 2016, was as follows.

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
March 31, 2017	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$145,635	$145,635	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	46,228	46,228	—
Real estate - commercial non-owner occupied	—	—	1,196	1,196	304,606	305,802	—
Real estate - commercial owner occupied	147	—	—	147	164,019	164,166	—
Residential real estate:
Real estate - residential - ITIN	664	90	857	1,611	42,600	44,211	—
Real estate - residential - 1-4 family mortgage	140	—	853	993	18,717	19,710	—
Real estate - residential - equity lines	121	—	—	121	32,898	33,019	—
Consumer and other	165	77	—	242	51,181	51,423	—
Total	$1,237	$167	$2,906	$4,310	$805,884	$810,194	$—

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2016	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$51	$—	$—	$51	$153,793	$153,844	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	57,771	57,771	—
Real estate - commercial non-owner occupied	—	—	1,196	1,196	286,259	287,455	—
Real estate - commercial owner occupied	—	—	114	114	151,402	151,516	—
Residential real estate:
Real estate - residential - ITIN	567	80	1,149	1,796	43,770	45,566	—
Real estate - residential - 1-4 family mortgage	147	—	856	1,003	19,422	20,425	—
Real estate - residential - equity lines	68	36	48	152	35,801	35,953	—
Consumer and other	166	70	11	247	51,434	51,681	—
Total	$999	$186	$3,374	$4,559	$799,652	$804,211	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize impaired loans by loan class as of March 31, 2017, and December 31, 2016.

	As of March 31, 2017
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related reserve recorded:
Commercial	$1,613	$2,511	$—
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	1,196	—
Real estate - commercial owner occupied	654	685	—
Residential real estate:
Real estate - residential - ITIN	5,893	7,560	—
Real estate - residential - 1-4 family mortgage	1,337	2,142	—
Real estate - residential - equity lines	906	1,341	—
Total with no related allowance recorded	$11,599	$15,435	$—

With an allowance recorded:
Commercial	$1,662	$1,674	$491
Commercial real estate:
Real estate - commercial non-owner occupied	808	808	142
Residential real estate:
Real estate - residential - ITIN	2,199	2,271	403
Real estate - residential - equity lines	450	450	225
Consumer and other	39	39	13
Total with an allowance recorded	$5,158	$5,242	$1,274

By loan class:
Commercial	$3,275	$4,185	$491
Commercial real estate	2,658	2,689	142
Residential real estate	10,785	13,764	628
Consumer and other	39	39	13
Total impaired loans	$16,757	$20,677	$1,274

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2016
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related reserve recorded:
Commercial	$1,573	$2,438	$—
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	1,196	—
Real estate - commercial owner occupied	784	841	—
Residential real estate:
Real estate - residential - ITIN	6,047	7,685	—
Real estate - residential - 1-4 family mortgage	1,914	2,722	—
Real estate - residential - equity lines	917	1,342	—
Consumer and other	210	216	—
Total with no related allowance recorded	$12,641	$16,440	$—

With an allowance recorded:
Commercial	$1,952	$1,957	$641
Commercial real estate:
Real estate - commercial non-owner occupied	808	808	21
Real estate - commercial owner occupied	337	337	64
Residential real estate:
Real estate - residential - ITIN	2,562	2,617	494
Real estate - residential - equity lines	454	454	227
Consumer and other	40	40	14
Total with an allowance recorded	$6,153	$6,213	$1,461

By loan class:
Commercial	$3,525	$4,395	$641
Commercial real estate	3,125	3,182	85
Residential real estate	11,894	14,820	721
Consumer and other	250	256	14
Total impaired loans	$18,794	$22,653	$1,461

Nonaccrual loans, segregated by loan class, were as follows as of March 31, 2017 and December 31, 2016.

(Amounts in thousands)	March 31,	December 31,
Nonaccrual Loans	2017	2016
Commercial	$2,534	$2,749
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	1,196
Real estate - commercial owner occupied	654	784
Residential real estate:
Real estate - residential - ITIN	3,331	3,576
Real estate - residential - 1-4 family mortgage	1,337	1,914
Real estate - residential - equity lines	906	917
Consumer and other	39	250
Total	$9,997	$11,386

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $104 thousand and $84 thousand for the three months ended March 31, 2017 and 2016, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2017 and 2016.

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$3,396	$10	$2,215	$1
Commercial real estate:
Real estate - commercial non-owner occupied	2,004	11	2,020	12
Real estate - commercial owner occupied	809	2	1,449	6
Residential real estate:
Real estate - residential - ITIN	8,272	40	9,158	40
Real estate - residential - 1-4 family mortgage	1,728	—	1,753	—
Real estate - residential - equity lines	1,361	5	1,120	6
Consumer and other	175	—	32	—
Total	$17,745	$68	$17,747	$65

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

At March 31, 2017 and December 31, 2016, impaired loans of $6.8 million and $7.1 million, respectively, were classified as performing restructured loans.

In order for a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of March 31, 2017, we had one restructured commercial line of credit in nonaccrual status that had $231 thousand in available credit. We had no other obligations to lend additional funds on any other restructured loans as of March 31, 2017 or December 31, 2016.

As of March 31, 2017, we had $11.3 million in troubled debt restructurings compared to $12.1 million as of December 31, 2016. As of March 31, 2017, we had 118 loans that qualified as troubled debt restructurings, of which 110 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.40% of gross loans as of March 31, 2017, compared to 1.50% at December 31, 2016.

The types of modifications offered can generally be described in the following categories:

Rate – A modification in which the interest rate is changed.

Maturity – A modification in which the maturity date, timing of payments or frequency of payments are changed.

Payment deferral – A modification in which a portion of the principal is deferred.

Principal reduction – A modification in which a portion of the owing principal is decreased.

There were no new troubled debt restructurings during the three months ended March 31, 2017 or March 31, 2016.

There were no loans modified as troubled debt restructuring during the 12-month periods preceding March 31, 2017 and 2016, for which there was a payment default during the three months ended March 31, 2017 and 2016.

We define a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of original contractual principal and interest is likely. We define a nonperforming loan as an impaired loan, which may be on nonaccrual, 90 days past due and still accruing, or has been restructured and does not comply with its modified terms, and our ultimate collection of original contractual principal and interest is uncertain.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Performing and nonperforming loans, segregated by class of loans, were as follows at March 31, 2017 and December 31, 2016.

(Amounts in thousands)	March 31, 2017
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$143,101	$2,534	$145,635
Commercial real estate:
Real estate - construction and land development	46,228	—	46,228
Real estate - commercial non-owner occupied	304,606	1,196	305,802
Real estate - commercial owner occupied	163,512	654	164,166
Residential real estate:
Real estate - residential - ITIN	40,880	3,331	44,211
Real estate - residential - 1-4 family mortgage	18,373	1,337	19,710
Real estate - residential - equity lines	32,113	906	33,019
Consumer and other	51,384	39	51,423
Total	$800,197	$9,997	$810,194

(Amounts in thousands)	December 31, 2016
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$151,095	$2,749	$153,844
Commercial real estate:
Real estate - construction and land development	57,771	—	57,771
Real estate - commercial non-owner occupied	286,259	1,196	287,455
Real estate - commercial owner occupied	150,732	784	151,516
Residential real estate:
Real estate - residential - ITIN	41,990	3,576	45,566
Real estate - residential - 1-4 family mortgage	18,511	1,914	20,425
Real estate - residential - equity lines	35,036	917	35,953
Consumer and other	51,431	250	51,681
Total	$792,825	$11,386	$804,211

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

Pass Grade: A Pass loan is a strong credit with no existing or known weaknesses that may require management’s close attention. Some pass loans require short-term enhanced monitoring to determine when the credit relationship would merit either an upgrade or a downgrade. Loans classified as Pass Grade specifically demonstrate:

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

Notes to Consolidated Financial Statements (Unaudited)

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

Doubtful Grade: A Doubtful loan has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain pending factors that may work to the advantage and strengthening of the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include, but are not limited to:

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes internal risk grades by loan class as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$102,548	$33,887	$6,012	$3,188	$—	$145,635
Commercial real estate:
Real estate - construction and land development	42,375	3,853	—	—	—	46,228
Real estate - commercial non-owner occupied	296,187	5,351	499	3,765	—	305,802
Real estate - commercial owner occupied	152,754	10,092	489	831	—	164,166
Residential real estate:
Real estate - residential - ITIN	37,427	—	—	6,784	—	44,211
Real estate - residential - 1-4 family mortgage	17,564	809	—	1,337	—	19,710
Real estate - residential - equity lines	29,678	2,018	70	1,253	—	33,019
Consumer and other	51,356	2	—	65	—	51,423
Total	$729,889	$56,012	$7,070	$17,223	$—	$810,194

	As of December 31, 2016
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$124,089	$21,684	$4,570	$3,501	$—	$153,844
Commercial real estate:
Real estate - construction and land development	57,761	10	—	—	—	57,771
Real estate - commercial non-owner occupied	277,765	5,398	1,321	2,971	—	287,455
Real estate - commercial owner occupied	142,419	7,301	496	1,300	—	151,516
Residential real estate:
Real estate - residential - ITIN	38,279	—	—	7,287	—	45,566
Real estate - residential - 1-4 family mortgage	17,696	815	—	1,914	—	20,425
Real estate - residential - equity lines	33,828	858	—	1,267	—	35,953
Consumer and other	51,398	2	—	281	—	51,681
Total	$743,235	$36,068	$6,387	$18,521	$—	$804,211

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the ALLL by portfolio for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31, 2017
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Class	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,849	$5,578	$1,716	$955	$446	$11,544
Charge-offs	(51)	—	(169)	(227)	—	(447)
Recoveries	199	27	75	43	—	344
Provision	(348)	358	(132)	303	19	200
Ending balance	$2,649	$5,963	$1,490	$1,074	$465	$11,641

	For the Three Months Ended March 31, 2016
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Class	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,493	$5,784	$1,577	$770	$556	$11,180
Charge-offs	(85)	(6)	(73)	(143)	—	(307)
Recoveries	32	528	8	54	—	622
Provision	26	(414)	449	133	(194)	—
Ending balance	$2,466	$5,892	$1,961	$814	$362	$11,495

The following tables summarize the ALLL and the recorded investment in loans and leases as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$491	$142	$628	$13	$—	$1,274
Collectively evaluated for impairment	2,158	5,821	862	1,061	465	10,367
Total	$2,649	$5,963	$1,490	$1,074	$465	$11,641
Gross loans:
Individually evaluated for impairment	$3,275	$2,658	$10,785	$39	$—	$16,757
Collectively evaluated for impairment	142,360	513,538	86,155	51,384	—	793,437
Total gross loans	$145,635	$516,196	$96,940	$51,423	$—	$810,194

	As of December 31, 2016
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$641	$85	$721	$14	$—	$1,461
Collectively evaluated for impairment	2,208	5,493	995	941	446	10,083
Total	$2,849	$5,578	$1,716	$955	$446	$11,544
Gross loans:
Individually evaluated for impairment	$3,525	$3,125	$11,894	$250	$—	$18,794
Collectively evaluated for impairment	150,319	493,617	90,050	51,431	—	785,417
Total gross loans	$153,844	$496,742	$101,944	$51,681	$—	$804,211

The ALLL totaled $11.6 million or 1.44% of total gross loans at March 31, 2017 and $11.5 million or 1.44% at December 31, 2016. As of March 31, 2017 and December 31, 2016, we had commitments to extend credit of $217.8 million and $229.4 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 was $695 thousand.

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

We believe that the ALLL was adequate as of March 31, 2017. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of March 31, 2017, approximately 75% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2017 and December 31, 2016, the unallocated allowance amount represented 4% of the ALLL. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. OTHER REAL ESTATE OWNED

At March 31, 2017, and December 31, 2016, the recorded investment in OREO was $814 thousand and $759 thousand, respectively. During the three months ended March 31, 2017, we transferred four foreclosed properties in the amount of $121 thousand to OREO and we sold two properties with a balance of $66 thousand for a net loss of $71 thousand. The March 31, 2017 OREO balance consists of four 1-4 family residential real estate property in the amount of $121 thousand, two nonfarm nonresidential properties in the amount of $581 thousand and one undeveloped commercial property in the amount of $112 thousand. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure is $1.0 million.

NOTE 7. INTANGIBLE ASSETS

In March of 2016, as part of our branch acquisition, we recorded a core deposit intangible of $1.8 million and goodwill of $665 thousand. The acquired core deposit base provides value as a source of below market rate funds and the realization of cost savings is a fundamental rationale for assuming these deposit liabilities. The cost savings is defined as the difference between the cost of funds on our new deposits (i.e., interest and net maintenance costs) and the cost of an equal amount of funds from an alternative source having a similar term as the new deposit base. Our core deposit intangible was recorded at fair value, which was derived by using the income approach and represents the present value of the cost savings over the projected term of our new deposit base.

The core deposit intangible is being amortized on a straight-line basis over the estimated useful life of the deposits, which is eight years, with no expected residual value. For tax purposes, the core deposit intangible will be amortized over 15 years.

As of March 31, 2017, we have recorded the following amounts related to the core deposit intangible.

(Amounts in thousands)	March 31,
Intangibles	2017
Gross carrying amount	$1,772
Accumulated amortization	(241)
Core deposit intangible, net	$1,531

The following table sets forth, as of March 31, 2017, the total estimated future amortization of intangible assets:

(Amounts in thousands)
For the year ended December 31,	Amount
2017	$166
2018	221
2019	221
2020	221
2021	221
2022	221
2023 and thereafter	260
Total	$1,531

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

NOTE 8. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

Our investments in Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”) and deductible operating losses totaled $4.0 million at March 31, 2017. These investments are recorded in other assets with a corresponding funding obligation of $478 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. We have invested in four separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18-year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 5% and 8%. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at March 31, 2017 and December 31, 2016. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the three months ended March 31, 2017 and the year ended December 31, 2016.

				For the Three Months Ended
	At March 31, 2017			March 31, 2017
(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Partnerships at	Investment	Recorded	Liability	and	of	Income Tax
March 31, 2017	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,317	$45	$56	$45	$11
WNC Institutional Tax Credit Fund 38, L.P.	1,000	671	66	35	26	9
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,657	367	68	56	12
California Affordable Housing Fund	2,454	401	—	44	44	—
Total	$7,954	$4,046	$478	$203	$171	$32

	At December 31, 2016			For the Year Ended December 31, 2016
(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Partnerships at	Investment	Recorded	Liability	and	of	Income Tax
December 31, 2016	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,361	$45	$227	$192	$35
WNC Institutional Tax Credit Fund 38, L.P.	1,000	698	73	140	100	40
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,713	367	274	106	168
California Affordable Housing Fund	2,454	445	—	202	200	2
Total	$7,954	$4,217	$485	$843	$598	$245

The following table presents our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
	March 31, 2017		March 31, 2016
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$44	$12	$44	$12
WNC Institutional Tax Credit Fund 38, L.P.	28	7	28	7
Merritt Community Capital Corporation Fund XV, L.P.	54	14	55	14
California Affordable Housing Fund	32	12	40	12
Total	$158	$45	$167	$45

The tax credits and benefits were partially offset by the amortization of the principal investment balances of $171 thousand and $180 thousand for the three months ended March 31, 2017 and March 31, 2016, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table reflects the anticipated net income tax benefit at March 31, 2017 that is expected to be recognized over the remaining life of the investments.

(Amounts in thousands)	Raymond James California Housing	WNC Institutional	Merritt Community Capital	California Affordable	Total Net Income
Qualified Affordable Housing Partnerships	Opportunities Fund II	Tax Credit Fund 38, L.P.	Corporation Fund XV, L.P	Housing Fund	Tax Benefit
Anticipated net income tax benefit less amortization of investments:
2017	$34	$27	$36	$(1)	$96
2018	45	35	46	(1)	125
2019	45	30	45	(1)	119
2020	44	29	45	—	118
2021 and thereafter	171	102	183	(1)	455
Total	$339	$223	$355	$(4)	$913

NOTE 9. FEDERAL FUNDS PURCHASED AND LINES OF CREDIT

At March 31, 2017 and December 31, 2016, we had no outstanding federal funds purchased balances and no outstanding advances on any of the Bank’s lines of credit.

The Bank had the following lines of credit:

Federal Funds

Nonbinding federal funds line of credit agreements with three financial institutions totaling $40.0 million at March 31, 2017. The lines of credit had interest rates ranging from 1.14% to 1.79% at March 31, 2017. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Federal Reserve Bank

Available lines of credit with the Federal Reserve Bank totaling $18.5 million subject to collateral requirements, namely the amount of certain pledged loans.

Federal Home Loan Bank of San Francisco

Available lines of credit with the Federal Home Loan Bank of San Francisco totaling $330.3 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate mortgage loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and pledged securities held in the Bank’s investment securities portfolio.

As of March 31, 2017, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $4.5 million recorded in other assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

We have $383.0 million of our commercial and real estate mortgage loans held for the line of credit with the Federal Home Loan Bank of San Francisco for pledging purposes. As of March 31, 2017, we held $25.3 million in securities with the Federal Home Loan Bank of San Francisco for pledging purposes. All of the securities and loans held for pledging purposes with the Federal Home Loan Bank of San Francisco were unused as collateral as of March 31, 2017.

During the three months ended March 31, 2016, all outstanding Federal Home Loan Bank of San Francisco term advances were repaid and there were no additional advances during the year ended December 31, 2016 or the three months ended March 31, 2017. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco under term advances at any month end during the year ended December 31, 2016 was $80.0 million. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the year ended December 31, 2016 was $18.0 million.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 10. TERM DEBT

Term debt at March 31, 2017 and December 31, 2016 consisted of the following.

(Amounts in thousands)	March 31, 2017	December 31, 2016
Senior debt	$8,667	$8,917
Unamortized debt issuance costs	(11)	(12)
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	(162)	(172)
Net term debt	$18,494	$18,733

Future contractual maturities of term debt at March 31, 2017 are as follows.

(Amounts in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Senior debt	$667	$1,000	$1,000	$6,000	$—	$—	$8,667
Subordinated debt	—	—	—	—	—	10,000	10,000
Total future maturities	$667	$1,000	$1,000	$6,000	$—	$10,000	$18,667

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million from another financial institution. The loan is payable in monthly installments of $83 thousand principal, plus accrued and unpaid interest, commencing on January 1, 2016, continuing to, and including December 10, 2020. A final scheduled payment of $5.0 million is due on the maturity date of December 10, 2020. The loan may be prepaid in whole or in part at any time without any prepayment penalty. The principal amount of the loan bears interest at a variable rate, resetting monthly that is equal to the sum of the current three-month LIBOR plus 400 basis points. In December of 2015, the Holding Company incurred senior debt issuance costs of $15 thousand, which are being amortized over the life of the loan as additional interest expense. The loan is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce.

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million in aggregate principal amount of fixed to floating rate subordinated notes due in 2025. The subordinated debt initially bears interest at 6.88% per annum for a five-year term, payable semi-annually. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points, payable quarterly until the maturity date. In December of 2015, the Holding Company incurred subordinated debt issuance costs of $210 thousand, which are being amortized over the initial five-year-term as additional interest expense.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease eight sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based on predetermined escalation schedules. Substantially all of the leases include the option to extend the lease term one or more times following expiration of the initial term.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth rent expense and rent income for the three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Rent income	$22	$10
Rent expense	183	145
Net rent expense	$161	$135

The following table sets forth, as of March 31, 2017, the future minimum lease payments under non-cancelable operating leases.

(Amounts in thousands)
Amounts due in:
2017	$512
2018	619
2019	633
2020	650
2021	664
Thereafter	985
Total	$4,063

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

The following table presents a summary of our commitments and contingent liabilities at March 31, 2017 and December 31, 2016.

(Amounts in thousands)	March 31, 2017	December 31, 2016
Commitments to extend credit	$212,392	$224,082
Standby letters of credit	2,106	1,967
Affordable housing grants	3,338	3,338
Total commitments	$217,836	$229,387

We were not required to perform on any financial guarantees for the three months ended March 31, 2017, and the year ended December 31, 2016. At March 31, 2017, approximately $1.9 million of standby letters of credit expire within one year, and $229 thousand expire thereafter.

Affordable Housing Grants

As part of satisfying our CRA responsibilities, we are a sponsor for various nonprofit organizations that receive cash grants from the Federal Home Loan Bank of San Francisco. Those grants require the nonprofit organization to comply with stipulated conditions of the grant over specified periods of time which typically vary from 10 to 15 years. If the nonprofit organization fails to comply, Federal Home Loan Bank of San Francisco can require us to refund the amount of the grant to Federal Home Loan Bank of San Francisco. To mitigate this contingent credit risk, Credit Administration underwrites the financial strength of the nonprofit organization and reviews their systems of internal control to determine, as best as is possible, that they will not fail to comply with the conditions of the grant.

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at March 31, 2017 and December 31, 2016. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

Concentrations of Credit Risk

We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 75% of our gross loan portfolio at March 31, 2017 and December 31, 2016.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents activity in accumulated other comprehensive loss for the three months ended March 31, 2017.

	Unrealized	Accumulated Other
	Gains on	Comprehensive
(Amounts in thousands)	Securities	(Loss) Income
Accumulated other comprehensive loss as of December 31, 2016	$(659)	$(659)
Comprehensive income three months ended March 31, 2017	256	256
Accumulated other comprehensive loss as of March 31, 2017	$(403)	$(403)

The following table presents activity in accumulated other comprehensive income for the three months ended March 31, 2016.

	Unrealized	Unrealized	Accumulated Other
	Gains on	Losses on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive income (loss) as of December 31, 2015	$1,142	$(1,396)	$(254)
Comprehensive income three months ended March 31, 2016	50	1,396	1,446
Accumulated other comprehensive income as of March 31, 2016	$1,192	$—	$1,192

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

The following table summarizes the losses recorded during the three months ended March 31, 2016, and their locations within the Consolidated Statements of Income.

(Amounts in thousands)		Three Months Ended March 31,
Description	Consolidated Statement of Income Location	2016
Interest rate swap (1)	Interest on term debt	$396
Forward starting interest rate swap - terminated(2)	Other noninterest expense	2,325
Total		$2,721

(1) Losses represent tax effected amounts reclassified from accumulated other comprehensive income pertaining to net settlements recorded during the period on active interest rate swaps.
(2) Losses represent tax effected amounts reclassified from accumulated other comprehensive income pertaining to the terminated active and forward starting interest rate swaps.

During the three months ended March 31, 2016, $1.6 million in losses on derivative instruments designated as cash flow hedges recorded in accumulated other comprehensive income were reclassified into earnings.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. FAIR VALUES

The following table presents estimated fair values of our financial instruments as of March 31, 2017 and December 31, 2016, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

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

(Amounts in thousands)	Carrying	Fair Value Measurements Using
March 31, 2017	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$61,059	$61,059	$—	$—
Securities available-for-sale	$181,534	$—	$181,534	$—
Securities held-to-maturity	$31,257	$—	$31,795	$—
Net loans	$799,999	$—	$—	$806,032
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—
Financial liabilities
Deposits	$1,004,490	$—	$1,004,396	$—
Term debt	$18,494	$—	$18,973	$—
Junior subordinated debenture	$10,310	$—	$8,728	$—

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2016	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$68,407	$68,407	$—	$—
Securities available-for-sale	$175,174	$—	$175,174	$—
Securities held-to-maturity	$31,187	$—	$31,374	$—
Net loans	$793,991	$—	$—	$797,114
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—
Financial liabilities
Deposits	$1,004,666	$—	$1,004,729	$—
Term debt	$18,733	$—	$18,726	$—
Junior subordinated debenture	$10,310	$—	$9,077	$—

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

Net Loans – For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans, projected cash flows are discounted back to their present value based on specific risk adjusted spreads to the U.S. Treasury Yield Curve, with the rate determined based on the timing of the cash flows. The ALLL is considered a reasonable estimate of loan discount for credit quality concerns. Given that there are commercial loans with specific terms that are not readily available; we believe the fair value of loans is derived from Level 3 inputs.

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

Junior subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At March 31, 2017, future cash flows were discounted at 3.38%. We measure the fair value of subordinated debentures using Level 2 inputs.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of March 31, 2017 and December 31, 2016.

(Amounts in thousands)	Fair Value at March 31, 2017
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$12,496	$—	$12,496	$—
Obligations of states and political subdivisions	55,663	—	55,663	—
Residential mortgage-backed securities and collateralized mortgage obligations	82,392	—	82,392	—
Corporate securities	10,448	—	10,448	—
Commercial mortgage-backed securities	16,522	—	16,522	—
Other investment securities (1)	4,013	—	4,013	—
Total assets measured at fair value	$181,534	$—	$181,534	$—

(1) Principally consists of residential mortgage-backed securities issued by both by governmental and nongovernmental agencies securities.

(Amounts in thousands)	Fair Value at December 31, 2016
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$10,354	$—	$10,354	$—
Obligations of states and political subdivisions	59,428	$—	59,428	—
Residential mortgage-backed securities and collateralized mortgage obligations	69,604	—	69,604	—
Corporate securities	16,116	—	16,116	—
Commercial mortgage-backed securities	15,514	—	15,514	—
Other investment securities (1)	4,158	—	4,158	—
Total assets measured at fair value	$175,174	$—	$175,174	$—

(1) Principally consists of residential mortgage-backed securities issued by both by governmental and nongovernmental agencies securities.

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

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2017 or the year ended December 31, 2016.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following three tables present information about our assets and liabilities at March 31, 2017 and December 31, 2016 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at March 31, 2017
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Other real estate owned	$121	$—	$—	$121
Total assets measured at fair value	$121	$—	$—	$121

(Amounts in thousands)	Fair Value at December 31, 2016
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$1,587	$—	$—	$1,587
Other real estate owned	219	—	—	219
Total assets measured at fair value	$1,806	$—	$—	$1,806

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2017 and 2016 related to assets outstanding at March 31, 2017 and 2016.

(Amounts in thousands)	Three Months Ended March 31,
Fair value adjustments	2017	2016
Collateral dependent impaired loans	$—	$164
Other real estate owned	122	55
Total	$122	$219

During the three months ended March 31, 2017, we recorded no adjustments to the ALLL for collateral dependent impaired loans.

During the three months ended March 31, 2017, the four OREO properties outstanding at period end had an aggregate carrying value of $243 thousand were written down to their fair value of $121 thousand, resulting in a $122 thousand adjustment to the ALLL.

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

The OREO amount above represents impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. OREO fair values are adjusted for estimated selling costs between 20% and 34%. We record OREO as a nonrecurring Level 3.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. PURCHASE OF FINANCIAL ASSETS

We have agreed to purchase a maximum par value of $50.0 million in unsecured consumer home improvement loans. The loans were purchased without recourse or servicing rights. For the period from May 12, 2014 through March 31, 2017, we have paid aggregate cash totaling $102.8 million, and received aggregate cash repayments of $47.4 million for $55.4 million in net loans outstanding. We initially measured the acquired loan portfolio at a fair value equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

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

The contribution of the acquired operations of the five former Bank of America offices was immaterial. Therefore, disclosure of supplemental pro forma financial information and prior period comparisons were deemed neither practical nor meaningful. Additionally, the acquired operation was not considered a “significant business combination” as defined by the Securities and Exchange Commission.

Branch acquisition costs recorded during the year ended December 31, 2016 were $580 thousand. The following table provides an assessment of the consideration transferred, assets purchased, and the liabilities assumed.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements may also include statements in which words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “considers” or similar expressions or conditional verbs such as “will,” “should,” “would” and “could” and other comparable words or phrases of a future- or forward-looking nature, are intended to identify such forward-looking statements. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. Except as specifically noted herein all references to the “Company” refer to Bank of Commerce Holdings, a California corporation, and its consolidated subsidiaries.

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

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Risk factors”. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2016 to March 31, 2017. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2017, compared to the same period in 2016. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

GENERAL

Bank of Commerce Holdings (“Holding Company,” “we,” or “us”) is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II, which was organized in connection with our prior issuance of trust-preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

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

EXECUTIVE OVERVIEW

Financial highlights for the first quarter of 2017 compared to the same quarter a year ago:

Performance

●     Net income of $2.3 million for the three months ended March 31, 2017 was an increase of $3.2 million (335%) from the $960 thousand net loss recorded during the same period in the prior year. Net loss for the quarter ended March 31, 2016 included expenses totaling $2.8 million related to the acquisition of five Bank of America branches and the execution of our plans to reconfigure our balance sheet using liquidity provided by those branches.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●     Return on average assets improved to 0.80% for the first quarter of 2017 compared to (0.37)% for the same period in the prior year.

●     Return on average equity improved to 9.63% for the first quarter of 2017 compared to (4.23)% for the same period in the prior year.

●     Deposits at March 31, 2017 totaled $1.0 billion, an increase of $66.8 million (7%) since March 31, 2016. This growth was centered in core deposits in our Sacramento marketplace.

●     Gross loans at March 31, 2017 totaled $810.2 million, an increase of $86.0 million (12%) since March 31, 2016. Most of this growth occurred in our Sacramento marketplace and is the result of investments in our SBA division and in our expanded Sacramento commercial banking group.

●     Tangible book value per common share was $6.97 at March 31, 2017 compared to $6.57 at March 31, 2016.

●     Efficiency ratio was 71.49% during the first quarter of 2017 compared to 108.08% during the same period in 2016.

Credit Quality

●     Nonperforming assets at March 31, 2017 totaled $10.8 million or 0.95% of total assets, a decrease of $1.9 million (15%) from $12.7 million or 1.18% of total assets at March 31, 2016.

●     Net loan charge-offs were $103 thousand in the first quarter of 2017 compared with net recoveries of $315 thousand for the same period in 2016.

Financial highlights for the first quarter of 2017 compared to the prior quarter:

Performance

●     Net income of $2.3 million for the three months ended March 31, 2017 was a decrease of $45 thousand (2%) from $2.3 million net income earned during the prior quarter. Net income for the three months ended March 31, 2017 included life insurance death benefit proceeds of $502 thousand and a $200 thousand provision for loan and lease losses.

●     Return on average assets was 0.80% for the first quarter of 2017 compared to 0.81% for the prior quarter.

●     Return on average equity decreased to 9.63% for the first quarter of 2017 compared to 9.69% for the prior quarter.

●     Deposits at March 31, 2017 totaled $1.0 billion, a decrease of $176 thousand (0.07% annualized) since December 31, 2016.

●     Gross loans at March 31, 2017 totaled $810.2 million, an increase of $6.0 million (3% annualized) since December 31, 2016.

●     Tangible book value per common share was $6.97 at March 31, 2017 compared to $6.83 at December 31, 2016.

●     Efficiency ratio was 71.49% during the first quarter of 2017 compared to 73.15% during the prior quarter.

Credit Quality

●     Nonperforming assets at March 31, 2017 totaled $10.8 million or 0.95% of total assets, a decrease of $1.3 million (44% annualized) from $12.1 million or 1.06% of total assets at December 31, 2016.

●     Net loan charge-offs were $103 thousand in the first quarter of 2017 compared with net charge-offs of $305 thousand in the prior quarter.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017. Some of these significant accounting policies are considered critical and require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

Changes in the slope of the yield curve, the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, which means that short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

First Quarter of 2017 Compared With First Quarter of 2016

Net income for the first quarter of 2017 increased $3.2 million compared to the first quarter of 2016. In the current quarter, net interest income was $1.4 million higher, noninterest income was $593 thousand higher, and noninterest expense was $1.9 million lower. These positive changes were offset by a provision for loan and lease losses that was $200 thousand higher and a provision for income tax that was $551 thousand higher. Net loss for the quarter ended March 31, 2016 included expenses totaling $2.8 million related to the acquisition of five Bank of America branches and the execution of our plans to reconfigure our balance sheet using liquidity provided by those branches.

First Quarter of 2017 Compared With Fourth Quarter of 2016

Net income for the first quarter of 2017 decreased $45 thousand compared to the fourth quarter of 2016. In the current quarter, net interest income was $300 thousand higher and noninterest income was $292 thousand higher. These positive changes were offset by an increase in the provision for loan and lease losses of $200 thousand, noninterest expenses that were $246 thousand higher and a provision for income taxes that were $191 thousand higher.

We continued our quarterly cash dividends of $0.03 per share during the three months ended March 31, 2017. In determining the amount of dividend to be paid, management considers capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio, and the dividend yield.

Return on Average Assets and Average Total Equity

The following table presents the returns on average assets and average total equity for the three months ended March 31, 2017 and 2016. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Return on average assets	0.80%	(0.37)%
Return on average total equity	9.63%	(4.23)%

NET INTEREST INCOME AND NET INTEREST MARGIN

For the three months ended March 31, 2017 compared to the same period a year ago:

●     Net interest income increased $1.4 million.

●     Interest income increased $913 thousand or 9% to $10.8 million

o     Interest and fees on loans increased $933 thousand due to increased average loan balances

o     Interest on interest bearing deposits due from banks increased $39 thousand

o     Interest on securities decreased $59 thousand

●     Interest expense decreased $517 thousand or 32% to $1.1 million. The net decrease was primarily caused by a $484 thousand decrease in interest on FHLB term debt. Late in the first quarter of 2016 all FHLB term debt was repaid and an interest rate hedge associated with $75.0 million of that debt was terminated.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Paid

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate	Balance	Interest(1)	Yield/ Rate
Interest-earning assets:
Net loans (2)	$806,793	$9,384	4.72%	$720,795	$8,451	4.72%
Taxable securities	137,582	789	2.33%	119,917	784	2.63%
Tax-exempt securities	73,524	530	2.92%	77,852	594	3.07%
Interest-bearing deposits in other banks	57,140	114	0.81%	51,254	75	0.59%
Average interest-earning assets	1,075,039	10,817	4.08%	969,818	9,904	4.11%
Cash and due from banks	16,873			12,301
Premises and equipment, net	16,165			12,384
Other assets	40,228			39,700
Average total assets	$1,148,305			$1,034,203

Interest-bearing liabilities:
Interest-bearing demand	$420,416	148	0.14%	$323,771	122	0.15%
Savings deposits	113,647	47	0.17%	96,027	45	0.19%
Certificates of deposit	215,202	529	1.00%	221,836	597	1.08%
Net term debt	18,598	293	6.39%	91,444	782	3.44%
Junior subordinated debentures	10,310	66	2.60%	10,310	54	2.11%
Average interest-bearing liabilities	778,173	1,083	0.56%	743,388	1,600	0.87%
Noninterest-bearing demand	262,881			182,539
Other liabilities	12,431			16,969
Shareholders’ equity	94,820			91,307
Average liabilities and shareholders’ equity	$1,148,305			$1,034,203
Net interest income and net interest margin (4)		$9,734	3.67%		$8,304	3.44%
Tax equivalent net interest margin (3)			3.78%			3.57%

(1)	Interest income on loans is net of deferred fees and costs of approximately $197 thousand and $315 thousand for the three months ended March 31, 2017 and 2016, respectively.
(2)	Net loans includes average nonaccrual loans of $10.9 million and $10.4 million for the three months ended March 31, 2017 and 2016, respectively.
(3)

Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $273 thousand and $306 thousand for the three months ended March 31, 2017 and 2016, respectively.

(4)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three months ended March 31, 2017 and 2016. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended March 31, 2017 Over Three Months Ended March 31, 2016
(Amounts in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Net loans	$1,000	$(67)	$933
Taxable securities	26	(21)	5
Tax-exempt securities (1)	(49)	(48)	(97)
Interest-bearing deposits in other banks	9	30	39
Total increase (decrease)	986	(106)	880

Increase (decrease) in interest expense:
Interest-bearing demand	33	(7)	26
Savings deposits	6	(4)	2
Certificates of deposit	(17)	(51)	(68)
Net term debt	(626)	137	(489)
Junior subordinated debentures	—	12	12
Total increase (decrease)	(604)	87	(517)
Net increase	$1,590	$(193)	$1,397

(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

Due to a combination of net loan losses and loan portfolio growth, we recorded a $200 thousand provision for loan and lease losses during the three months ended March 31, 2017. We made no provision for loan and lease losses during the year ended December 31, 2016. See Note 5 - Loans in the Notes to Consolidated Financial Statements for further discussion.

NONINTEREST INCOME

The following table presents the key components of noninterest income for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
			Change	Change
(Amounts in thousands)	2017	2016	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$127	$72	$55	76%
ATM and point of sale	266	92	174	189%
Payroll and benefit processing fees	191	160	31	19%
Life insurance	646	156	490	314%
Gain on investment securities, net	66	94	(28)	(30%)
Federal Home Loan Bank of San Francisco dividends	103	90	13	14%
Other	143	285	(142)	(50%)
Total noninterest income	$1,542	$949	$593	62%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 2017 compared to the same period a year ago:

●     Our branch and offsite ATM acquisition completed in the first quarter of 2016, enhanced point of sale and ATM fees by $174 thousand and enhanced service charges on deposit accounts by $55 thousand.

●     During the current quarter we also recognized life insurance death benefit proceeds of $502 thousand.

NONINTEREST EXPENSE

The following table presents the key elements of noninterest expense for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
			Change	Change
(Amounts in thousands)	2017	2016	Amount	Percent
Noninterest expense:
Salaries & related benefits	$4,858	$4,229	$629	15%
Premises & equipment	1,048	789	259	33%
Federal Deposit Insurance Corporation insurance premium	48	156	(108)	(69%)
Data processing fees	407	304	103	34%
Professional service fees	393	436	(43)	(10%)
Telecommunications	211	147	64	44%
Branch acquisition costs	—	412	(412)	(100%)
Loss on cancellation of interest rate swap	—	2,325	(2,325)	(100%)
Other	1,096	1,203	(107)	(9%)
Total noninterest expense	$8,061	$10,001	$(1,940)	(19%)

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	For the Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Income (loss) before provision for income taxes	$3,015	$(748)
Provision for income taxes	$763	$212
Effective tax rate	25.31%	(28.34%)
Provision for income taxes - excluding DTA write-off	763	$(151)
Effective tax rate - excluding DTA write-off	25.31%	20.19%

During the three months ended March 31, 2017, the Company recorded a provision for income taxes of $763 thousand (25.31% of pretax income of $3.0 million). Income from life insurance death benefits of $502 thousand recorded during the current quarter is not subject to income tax, and if excluded from pretax income, the effective tax rate would have been 30.36%.

During the three months ended March 31, 2016, the Company recorded an income tax benefit of $151 thousand (20.19% of pretax operating losses of $748) The write-off of a $363 thousand deferred tax asset during the quarter resulted in a net expense of $212 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2017, we had total consolidated assets of $1.1 billion, gross loans of $810.2 million, allowance for loan and lease losses (“ALLL”) of $11.6 million, total deposits of $1.0 billion, and shareholders’ equity of $96.5 million.

We continued to maintain a strong liquidity position during the reporting period. As of March 31, 2017, we maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $18.3 million. We also held interest-bearing deposits in the amount of $42.7 million.

Available-for-sale investment securities totaled $181.5 million at March 31, 2017, compared to $175.2 million at December 31, 2016. Our available-for-sale investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations and wholesale loan purchases.

During the first three months of 2017, we purchased 18 securities with a par value of $23.7 million and weighted average yield of 2.52% and sold 14 securities with a par value of $13.5 million and weighted average yield of 2.06%. The sales activity on available-for-sale securities resulted in $66 thousand in net realized gains for the three months ended March 31, 2017. During the three months ended March 31, 2017, we also received $4.3 million in proceeds from principal payments, calls and maturities within the available-for-sale securities portfolio.

At March 31, 2017, our net unrealized losses on available-for-sale investment securities were $891 thousand compared to $1.3 million at December 31, 2016. The decrease in net unrealized losses during the three months ended March 31, 2017 is primarily driven by a narrowing of market spreads and changes in interest rates.

We recorded gross loan balances of $810.2 million at March 31, 2017, compared to $804.2 million at December 31, 2016; an increase of $6.0 million. The increase in gross loans occurred primarily in the Bank’s Sacramento marketplace and is the result of investments in our SBA division and in our expanded Sacramento commercial banking group.

The ALLL at March 31, 2017 increased $97 thousand to $11.6 million compared to $11.5 million at December 31, 2016. A combination of net loan losses and loan portfolio growth supported management’s decision to record a $200 thousand provision for loan and lease losses during the quarter ended March 31, 2017. During the year ended December 31, 2016, there were no provisions for loan and lease losses. Net loan charge-offs were $103 thousand during the three months ended March 31, 2017, compared to net loan loss recoveries of $315 thousand during the same period a year previous. At March 31, 2017, relying on our ALLL methodology, which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $1.4 million to $10.0 million, or 1.23% of gross loans, as of March 31, 2017, compared to $11.4 million, or 1.42% of gross loans as of December 31, 2016. Past due loans as of March 31, 2017 decreased $249 thousand to $4.3 million, compared to $4.6 million as of December 31, 2016. We believe that risk grading for past due loans appropriately reflects the risk associated with the past due loans. See Note 5 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $15.9 million at March 31, 2017 a decrease of $323 thousand compared to $16.2 million at December 31, 2016.

Our OREO balance at March 31, 2017 was $814 thousand compared to $759 thousand at December 31, 2016. For the three months ended March 31, 2017, we transferred four foreclosed properties in the amount of $121 thousand to OREO and we sold two properties with balances of $66 thousand for a net loss of $71 thousand.

Bank-owned life insurance decreased $1.6 million during the three months ended March 31, 2017 to $21.5 million compared to $23.1 million at December 31, 2016. During the current quarter we received $2.2 million from life insurance death benefit proceeds, of which $502 thousand was recorded in income. Our net deferred tax assets were $9.4 million at March 31, 2017 compared to $9.5 million at December 31, 2016.

Other assets which include the Bank’s investment in low income housing tax credit partnerships and investment in Federal Home Loan Bank of San Francisco stock totaled $19.1 million at March 31, 2017 compared to $20.4 million at December 31, 2016.

Total deposits at March 31, 2017, increased $176 thousand or 0.07% annualized to $1.0 billion compared to December 31, 2016. Total non-maturing deposits increased $80.0 million or 11% compared to the same date a year ago and increased $1.7 million or 1% annualized compared to December 31, 2016. Certificates of deposit decreased $13.2 million or 6% compared to the same date a year ago and decreased $1.8 million or 3% annualized compared to December 31, 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2017, the deposits in the acquired branches totaled $153.0 million. During the first quarter of 2016, the branch acquisition provided an additional $149.0 million of deposits. We utilized a portion of that new liquidity to reduce our reliance on wholesale funding sources, repaying $75.0 million of Federal Home Loan Bank of San Francisco hedged term debt and redeeming $17.5 million of brokered time deposits. We utilized the remaining liquidity to fund loan growth.

Other liabilities which include the Bank’s supplemental executive retirement plan, and funding obligation for investments in qualified affordable housing partnerships decreased $183 thousand to $13.0 million as of March 31, 2017 compared to $13.2 million at December 31, 2016.

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

Available-for-sale investment securities totaled $181.5 million at March 31, 2017, compared to $175.2 million at December 31, 2016. During the first three months of 2017, we continued to deploy liquidity provided by the March 2016 branch acquisition and by strong organic deposit growth into loan originations and available for sale securities.

Our held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk many of which are pledged as collateral for our local agency deposit program. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had amortized costs of $31.3 million at March 31, 2017, compared to $31.2 million at December 31, 2016. There were no held-to-maturity securities sold or purchased during the three months ended March 31, 2017.

The following table presents the carrying value of the investment securities portfolio by classification and major type as of March 31, 2017 and December 31, 2016.

	March 31,	December 31,
(Amounts in thousands)	2017	2016
Available-for-sale securities: (1)
U.S. government & agencies	$12,496	$10,354
Obligations of state and political subdivisions	55,663	59,428
Mortgage-backed securities and collateralized mortgage obligations	82,392	69,604
Corporate securities	10,448	16,116
Commercial mortgage-backed securities	16,522	15,514
Other asset-backed securities	4,013	4,158
Total	$181,534	$175,174
Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$31,257	$31,187

(1) Available-for-sale securities are reported at fair value, and held-to-maturity securities are reported at amortized cost.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents information regarding the amortized cost, maturity structure and average yield of the investment portfolio at March 31, 2017.

			Over One Through		Over Five Through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$—	—%	$—	—%	$99	2.91%	$12,459	2.57%	$12,558	2.57%
Obligations of state and political subdivisions	829	2.92%	5,811	2.66%	23,990	2.83%	24,123	2.54%	54,753	2.69%
Mortgage-backed securities and collateralized mortgage obligations	200	0.01%	63,017	2.27%	20,289	2.79%	287	3.39%	83,793	2.39%
Corporate securities	1,033	1.73%	8,386	3.19%	1,000	2.00%	—	—%	10,419	2.93%
Commercial mortgage-backed securities	—	—%	1,032	1.28%	2,709	1.83%	13,074	2.49%	16,815	2.31%
Other asset-backed securities	—	—%	—	—%	—	—%	4,087	2.32%	4,087	2.32%
Total	$2,062	2.04%	$78,246	2.38%	$48,087	2.74%	$54,030	2.52%	$182,425	2.51%
Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$—	—%	$6,327	3.32%	$11,808	2.84%	$13,122	3.38%	$31,257	3.16%

(1) The maturities for the collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of March 31, 2017 and December 31, 2016.

(Amounts in thousands)	March 31,		December 31,
Loan Portfolio	2017	%	2016	%
Commercial	$145,635	19%	$153,844	19%
Commercial real estate:
Real estate - construction and land development	46,228	6	57,771	7
Real estate - commercial non-owner occupied	305,802	38	287,455	36
Real estate - commercial owner occupied	164,166	20	151,516	19
Residential real estate:
Real estate - residential - ITIN	44,211	5	45,566	6
Real estate - residential - 1-4 family mortgage	19,710	2	20,425	3
Real estate - residential - equity lines	33,019	4	35,953	4
Consumer and other	51,423	6	51,681	6
Gross loans	810,194	100%	804,211	100%
Net deferred loan fees and costs	1,446		1,324
Loans, net of deferred fees and costs	811,640		805,535
Allowance for loan and lease losses	(11,641)		(11,544)
Net loans	$799,999		$793,991

The following table sets forth the maturity and re-pricing distribution of our gross loans outstanding as of March 31, 2017, which, based on remaining scheduled repayments of principal, are due within the periods indicated.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$42,311	$50,834	$52,490	$145,635
Commercial real estate:
Real estate - construction and land development	6,787	26,600	12,841	46,228
Real estate - commercial non-owner occupied	5,197	33,506	267,099	305,802
Real estate - commercial owner occupied	5,229	15,947	142,990	164,166
Residential real estate:
Real estate - residential - ITIN	—	—	44,211	44,211
Real estate - residential - 1-4 family mortgage	297	2,730	16,683	19,710
Real estate - residential - equity lines	22	4,754	28,243	33,019
Consumer and other	48,153	742	2,528	51,423
Gross loans	$107,996	$135,113	$567,085	$810,194
Loans due after one year with:
Fixed rates		$59,850	$174,482	$234,332
Variable rates		75,263	392,603	467,866
Total		$135,113	$567,085	$702,198

Loans with unique credit characteristics

In April of 2009, we completed a loan ‘swap’ transaction, which included a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are made to legal United States residents who do not possess a social security number, and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through third parties. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the recorded investment in purchased loans at March 31, 2017 and December 31, 2016.

(Amounts in thousands)	March 31, 2017		December 31, 2016
Purchased Loans	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$109	—%	$109	—%
Commercial real estate	31,531	4	31,662	4
Residential real estate	51,264	6	52,888	7
Consumer and other	49,182	6	49,057	6
Total purchased loans	$132,086	16%	$133,716	17%

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

The following table summarizes our nonperforming assets as of March 31, 2017 and December 31, 2016.

(Amounts in thousands)	March 31,	December 31,
Nonperforming Assets	2017	2016
Commercial	$2,534	$2,749
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	1,196
Real estate - commercial owner occupied	654	784
Total commercial real estate	1,850	1,980
Residential real estate:
Real estate - residential - ITIN	3,331	3,576
Real estate - residential - 1-4 family mortgage	1,337	1,914
Real estate - residential - equity lines	906	917
Total residential real estate	5,574	6,407
Consumer and other	39	250
Total nonaccrual loans	9,997	11,386
90 days past due and still accruing	—	—
Total nonperforming loans	9,997	11,386
Other real estate owned	814	759
Total nonperforming assets	$10,811	$12,145
Nonperforming loans to loans, net of deferred fees and costs	1.23%	1.41%
Nonperforming assets to total assets	0.95%	1.06%

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

As of March 31, 2017, we had $11.3 million in troubled debt restructurings compared to $12.1 million as of December 31, 2016. As of March 31, 2017, we had 118 restructured loans that qualified as troubled debt restructurings, of which 110 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.40% of gross loans as of March 31, 2017, compared to 1.50% at December 31, 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impaired loans of $6.8 million and $7.1 million were classified as accruing troubled debt restructurings at March 31, 2017 and December 31, 2016, respectively. The restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. For a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. As of March 31, 2017, we had one restructured commercial line of credit in nonaccrual status that had $231 thousand in available credit. We had no other obligations to lend additional funds on any other restructured loans as of March 31, 2017 or December 31, 2016.

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of March 31, 2017 and December 31, 2016.

(Amounts in thousands)	March 31,	December 31,
Troubled Debt Restructurings	2017	2016
Accruing troubled debt restructurings
Commercial	$741	$776
Commercial real estate:
Real estate - commercial non-owner occupied	808	808
Residential real estate:
Real estate - residential - ITIN	4,761	5,033
Real estate - residential - equity lines	450	454
Total accruing troubled debt restructurings	$6,760	$7,071
Nonaccruing troubled debt restructurings
Commercial	$1,685	$1,940
Residential real estate:
Real estate - residential - ITIN	2,529	2,691
Real estate - residential - 1-4 family mortgage	328	335
Consumer and other	28	29
Total nonaccruing troubled debt restructurings	$4,570	$4,995
Total troubled debt restructurings
Commercial	$2,426	$2,716
Commercial real estate:
Real estate - commercial non-owner occupied	808	808
Residential real estate:
Real estate - residential - ITIN	7,290	7,724
Real estate - residential - 1-4 family mortgage	328	335
Real estate - residential - equity lines	450	454
Consumer and other	28	29
Total troubled debt restructurings	$11,330	$12,066

Total troubled debt restructurings to gross loans outstanding at period end	1.40%	1.50%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at March 31, 2017 increased $97 thousand to $11.6 million compared to $11.5 million at December 31, 2016. A combination of net loan losses and loan portfolio growth supported management’s decision to record a $200 thousand provision for loan and lease losses during the quarter ended March 31, 2017. During the year ended December 31, 2016 there were no provisions for loan and lease losses.

We recorded net loan charge-offs of $103 thousand for the three months ended March 31, 2017 compared to net loan loss recoveries of $364 thousand for the year ended December 31, 2016. Charge-offs of $225 thousand during the current quarter occurred primary from purchased consumer loans and were partially offset by recoveries of $150 thousand from one commercial loan relationship. Our ALLL as a percentage of gross loans was 1.44% as of March 31, 2017 and December 31, 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the ALLL roll forward for the three months ended March 31, 2017, twelve months ended December 31, 2016 and the three months ended March 31, 2016. This table also includes impaired loan information at March 31, 2017, December 31, 2016 and March 31, 2016.

	For The Three Months Ended	For The Twelve Months Ended	For The Three Months Ended
	March 31,	December 31,	March 31,
(Amounts in thousands)	2017	2016	2016
Beginning balance ALLL	$11,544	$11,180	$11,180
Provision for loan and lease loss charged to expense	200	—	—
Loans charged off	(447)	(2,784)	(307)
Loan and lease loss recoveries	344	3,148	622
Ending balance ALLL	$11,641	$11,544	$11,495

	At March 31, 2017	At December 31, 2016	At March 31, 2016
Nonaccrual loans:
Commercial	$2,534	$2,749	$2,563
Real estate - commercial non-owner occupied	1,196	1,196	1,197
Real estate - commercial owner occupied	654	784	1,190
Real estate - residential - ITIN	3,331	3,576	3,705
Real estate - residential - 1-4 family mortgage	1,337	1,914	1,742
Real estate - residential - equity lines	906	917	1,270
Consumer and other	39	250	31
Total nonaccrual loans	9,997	11,386	11,698
Accruing troubled-debt restructured loans:
Commercial	741	776	40
Real estate - commercial non-owner occupied	808	808	821
Real estate - residential - ITIN	4,761	5,033	5,502
Real estate - residential - equity lines	450	454	553
Total accruing restructured loans	6,760	7,071	6,916

All other accruing impaired loans	—	337	488
Total impaired loans	$16,757	$18,794	$19,102

Gross loans outstanding	$810,194	$804,211	$724,243

Ratio of ALLL to gross loans outstanding	1.44%	1.44%	1.59%
Nonaccrual loans to gross loans outstanding	1.23%	1.42%	1.62%

As of March 31, 2017, impaired loans totaled $16.8 million, of which $10.0 million were in nonaccrual status. Of the total impaired loans, $8.1 million or 114 were ITIN loans with an average balance of approximately $71 thousand. The remaining impaired loans consist of ten commercial loans, three commercial real estate loans, five residential mortgages, 11 home equity loans and two consumer loans.

At March 31, 2017, impaired loans had a corresponding specific reserve of $1.3 million. The specific reserve on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the allocation of the ALLL and percent of loans in each category to gross loans as of March 31, 2017 and December 31, 2016.

(Amounts in thousands)	March 31, 2017		December 31, 2016
ALLL	Amount	% Loan Category	Amount	% Loan Category
Commercial	$2,649	23%	$2,849	25%
Commercial real estate:
Real estate - construction and land development	226	2	281	2
Real estate - commercial non-owner occupied	4,116	35	3,759	34
Real estate - commercial owner occupied	1,621	14	1,538	13
Residential real estate:
Real estate - residential - ITIN	784	7	973	8
Real estate - residential - 1-4 family mortgage	93	1	106	1
Real estate - residential - equity lines	613	5	637	5
Consumer and other	1,074	9	955	8
Unallocated	465	4	446	4
Total ALLL	$11,641	100%	$11,544	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2017 and December 31, 2016, the unallocated allowance amount represented 4% of the ALLL. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

Deposits

Total deposits as of March 31, 2017 were $1.0 billion compared to $1.0 billion at December 31, 2016, an increase of $176 thousand or 0.07% annualized. The following table presents the deposit balances by major category as of March 31, 2017, and December 31, 2016.

(Amounts in thousands)	March 31, 2017		December 31, 2016
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$270,412	27%	$270,398	27%
Interest-bearing demand	194,190	19	198,328	20
Money market accounts	213,594	21	207,241	20
Savings	112,738	11	113,309	11
Certificates of deposit, $100,000 or greater	167,102	17	167,962	17
Certificates of deposit, less than $100,000	46,454	5	47,428	5
Total	$1,004,490	100%	$1,004,666	100%

The following table sets forth the distribution of our year-to-date average daily balances and their respective average rates for the periods ended March 31, 2017, and December 31, 2016.

	March 31, 2017		December 31, 2016
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$207,863	0.13%	$172,011	0.12%
Money market accounts	212,553	0.16%	202,159	0.16%
Savings	113,647	0.17%	104,771	0.17%
Certificates of deposit	215,202	1.00%	221,074	0.99%
Interest-bearing deposits	749,265	0.39%	700,015	0.41%
Noninterest-bearing demand	262,881		226,368
Average total deposits	$1,012,146		$926,383

Term debt	$18,598	6.39%	$37,286	4.47%
Junior subordinated debentures	10,310	2.60%	10,310	2.28%
Average total borrowings	$28,908	5.04%	$47,596	4.00%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit Maturity Schedule

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of March 31, 2017.

(Amounts in thousands)	March 31,
Maturing in:	2017
Three months or less	$26,029
Three through six months	21,328
Six through twelve months	41,133
Over twelve months	78,612
Total	$167,102

We have an agreement with Promontory Interfinancial Network LLC (“Promontory”) allowing provision of FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS and ICS deposits can be reciprocal or one-way; and are considered brokered deposits by the FDIC.

In accordance with regulatory Call Report instructions, we filed quarterly Call Reports, which listed brokered deposits of $55.6 million, and $65.2 million at March 31, 2017 and December 31, 2016, respectively. These amounts were obtained through the CDARS and ICS programs.

Borrowings

Term Debt

At March 31, 2017, we had term debt outstanding with a carrying value of $18.5 million compared to $18.7 million at December 31, 2016. Term debt consisted of the following:

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million. The debt is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce. At March 31, 2017 the Senior Debt had a balance of $8.7 million net of unamortized debt issuance costs at a variable rate of three month LIBOR plus 400 basis points and matures in 2020. The effective interest rate at March 31, 2017, was 5.15%

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million of fixed to floating rate subordinated notes. The subordinated debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points. At March 31, 2017 the Subordinated Debt had a balance of $9.8 million net of unamortized debt issuance costs due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July 2005, the Holding Company participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at three month LIBOR plus 158 basis points. The effective interest rate at March 31, 2017, was 2.71%.

The final maturity on the Trust-Preferred Securities is September 15, 2035, and the covenants allow for redemption at the Holding Company’s option during any quarter until maturity.

The proceeds from the sale of the Trust-Preferred Securities were used by the Trust II to purchase from the Holding Company the aggregate principal amount of $10.3 million of the Holding Company’s junior subordinate debentures (the "Notes"). The net proceeds to the Holding Company from the sale of the Notes to the Trust II were partially distributed to the Bank for general corporate purposes, including funding the growth of the Bank’s various financial services. The proceeds from the Notes qualify as Tier 1 capital under Federal Reserve Board guidelines.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CASH FLOW

Redding Bank of Commerce

On March 11, 2016, we completed the purchase of five Bank of America branches located in northern California. The transaction was attractive to us because it provided a new source of low cost core deposits and allowed us to execute our plan to reconfigure our Balance Sheet. The acquisition provided approximately $142.3 million of new liquidity ($149.0 million of new deposits less payments of $6.7 million made to Bank of America). We utilized a portion of that new liquidity to reduce our reliance on wholesale funding sources, repaying $75.0 million of Federal Home Loan Bank of San Francisco hedged term debt and redeeming $17.5 million of brokered time deposits. We utilized the remaining liquidity to fund loan growth.

The principal objective of our liquidity management program is to maintain our ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds on deposit or to draw upon their credit facilities.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of total deposits at March 31, 2017 and December 31, 2016.

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

The Bank had the following lines of credit:

●     Line of credit with the Federal Home Loan Bank of San Francisco totaling $330.3 million as of March 31, 2017; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●     Line of credit with the Federal Reserve Bank totaling $18.5 million subject to collateral requirements, namely the amount of certain pledged loans.

●     Uncommitted federal funds line of credit agreements with additional financial institutions totaling $40.0 million at March 31, 2017. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company's cash flows are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $3.9 million was provided by operating activities for the three months ended March 31, 2017. The material differences between cash provided by operating activities and net income was due to a $646 thousand increase in cash surrender value of BOLI and non-cash items including depreciation, amortization of $1.0 million and a provision for loan and lease loss of $200 thousand.

Net cash of $10.6 million used by investing activities consisted principally of $10.7 million in net purchases of available-for-sale investment securities and $6.2 million in net loan purchases and originations. Partially offset by $4.3 million in proceeds from maturities and payments of available-for-sale securities and $2.2 million of life insurance proceeds.

Net cash of $694 thousand used by financing activities consisted principally of a $1.8 million decrease in certificates of deposit and $404 thousand in dividends on common stock partially offset by an increase in demand deposits and savings accounts of $1.7 million.

CAPITAL RESOURCES

We use capital to support organic growth and pay dividends. The objective of effective capital management is to produce above market long-term returns by using capital when investment returns are perceived to be high and issuing capital when costs are perceived to be low. Our sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt or trust notes.

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

●     Added a 2.5% capital conversation buffer to the minimum Common equity tier 1, Tier 1 capital and Total capital ratios; and

●     Allowed for permanent grandfathering of non-qualifying instruments, such as our trust-preferred securities, subject to a limit of 25% of Tier 1 capital.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2017, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of March 31, 2017, are presented in the following table.

	March 31, 2017
				Minimum Capital
		Actual	Well Capitalized	Ratio plus Capital	Minimum Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Conservation Buffer	Requirement
Holding Company:
Common equity tier 1 capital ratio	$94,428	9.71%	n/a	n/a	4.50%
Tier 1 capital ratio	$104,298	10.72%	n/a	n/a	6.00%
Total capital ratio	$126,458	13.00%	n/a	n/a	8.00%
Tier 1 leverage ratio	$104,298	9.09%	n/a	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$122,471	12.59%	6.50%	5.750%	4.50%
Tier 1 capital ratio	$122,471	12.59%	8.00%	7.250%	6.00%
Total capital ratio	$134,635	13.84%	10.00%	9.250%	8.00%
Tier 1 leverage ratio	$122,471	10.67%	5.00%	n/a	4.00%

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1a - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016 for further detail on potential risks relating to the Subordinated Notes.

As part of the branch acquisition, we recorded a core deposit intangible of $1.8 million and goodwill of $665 thousand. When calculating capital ratios, goodwill and a portion of the core deposit intangibles are subtracted from Tier 1 capital. The deduction for core deposit intangibles is subject to a phase in period under the Basel III risk based capital rules. During 2016, 60% of the core deposit intangible was deducted from Tier 1 capital, 80% for 2017 and 100% thereafter. Both of these intangible assets are subtracted from tangible equity as part of the calculation of tangible book value per share.

Cash Dividends and Payout Ratios per Common Share

During the three months ended March 31, 2017 and the year ended December 31, 2016, we declared quarterly cash dividends of $0.03 per common share.

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

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Dividends declared per common share	$0.03	$0.03
Dividend payout ratio	18%	(42%)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of March 31, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of March 31, 2017, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first three months of 2017 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a. Risk Factors

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2016, filed with the SEC on March 15, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not Applicable
b)	Not Applicable
c)	Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

10.1	Amendment to the Salary Continuation Agreements
31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: April 28, 2017	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)