Form 10-Q
period 2017-06-30
Bank of Commerce Holdings
filed 2017-08-04
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of July 21, 2017: 16,260,161

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

June 30, 2017 and December 31, 2016

	June 30,	December 31,
(Amounts in thousands, except share information)	2017	2016
Assets:
Cash and due from banks	$23,420	$16,419
Interest-bearing deposits in other banks	73,434	51,988
Total cash and cash equivalents	96,854	68,407

Securities available-for-sale, at fair value	209,609	175,174
Securities held-to-maturity, at amortized cost	31,329	31,187

Loans, net of deferred fees and costs	816,929	805,535
Allowance for loan and lease losses	(11,688)	(11,544)
Net loans	805,241	793,991

Premises and equipment, net	15,417	16,226
Other real estate owned	1,517	759
Life insurance	21,629	23,098
Deferred tax asset, net	8,723	9,542
Goodwill and core deposit intangible, net	2,141	2,252
Other assets	19,634	20,356
Total assets	$1,212,094	$1,140,992

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$303,560	$270,398
Demand - interest-bearing	426,798	405,569
Savings	109,472	113,309
Certificates of deposit	206,395	215,390
Total deposits	1,046,225	1,004,666

Term debt:
Principal	18,300	18,917
Less unamortized debt issuance costs	(161)	(184)
Net term debt	18,139	18,733

Junior subordinated debentures	10,310	10,310
Other liabilities	11,468	13,177
Total liabilities	1,086,142	1,046,886

Commitments and contingencies (Note 9)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: issued and outstanding - 16,260,161 as of June 30, 2017 and 13,440,422 as of December 31, 2016	51,651	24,547
Retained earnings	73,789	70,218
Accumulated other comprehensive income (loss)	512	(659)
Total shareholders' equity	125,952	94,106
Total liabilities and shareholders' equity	$1,212,094	$1,140,992

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

For the three and six months ended June 30, 2017 and 2016

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share information)	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$9,758	$8,796	$19,142	$17,247
Interest on taxable securities	872	808	1,661	1,592
Interest on tax-exempt securities	534	588	1,064	1,182
Interest on interest-bearing deposits in other banks	156	65	270	140
Total interest income	11,320	10,257	22,137	20,161
Interest expense:
Interest on demand deposits	184	130	332	252
Interest on savings deposits	47	41	94	86
Interest on certificates of deposit	545	515	1,074	1,112
Interest on term debt	298	295	591	1,077
Interest on junior subordinated debentures	71	59	137	113
Total interest expense	1,145	1,040	2,228	2,640
Net interest income	10,175	9,217	19,909	17,521
Provision for loan and lease losses	300	—	500	—
Net interest income after provision for loan and lease losses	9,875	9,217	19,409	17,521
Noninterest income:
Service charges on deposit accounts	142	88	269	160
ATM and point of sale fees	288	335	554	427
Fees on payroll and benefit processing	147	139	338	299
Life insurance	135	153	781	309
Gain on sale of investment securities, net	35	28	101	122
Impairment losses on investment securities	—	(546)	—	(546)
Federal Home Loan Bank of San Francisco dividends	54	99	157	189
Other income	182	141	325	426
Total noninterest income	983	437	2,525	1,386
Noninterest expense:
Salaries and related benefits	4,147	4,086	9,005	8,315
Premises and equipment	1,054	987	2,102	1,776
Federal Deposit Insurance Corporation insurance premium	104	181	152	337
Data processing fees	450	373	857	678
Professional service fees	501	470	894	906
Telecommunications	223	199	434	346
Branch acquisition costs	—	168	—	580
Loss on cancellation of interest rate swap	—	—	—	2,325
Other expenses	1,235	1,204	2,331	2,406
Total noninterest expense	7,714	7,668	15,775	17,669
Income before provision for income taxes	3,144	1,986	6,159	1,238
Provision for income taxes	935	430	1,698	642
Net income	$2,209	$1,556	$4,461	$596

Earnings per share - basic	$0.15	$0.11	$0.31	$0.04
Weighted average shares - basic	15,014	13,367	14,220	13,364
Earnings per share - diluted	$0.15	$0.11	$0.31	$0.04
Weighted average shares - diluted	15,113	13,425	14,321	13,408

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and six months ended June 30, 2017 and 2016

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2017	2016	2017	2016
Net income	$2,209	$1,556	$4,461	$596

Available-for-sale securities:
Unrealized gains arising during the period	1,609	391	2,127	600
Income taxes	(662)	(161)	(875)	(247)
Change in unrealized gains, net of tax	947	230	1,252	353

Reclassification adjustment for realized gains included in net income	(35)	(28)	(101)	(122)
Income taxes	14	12	41	51
Realized gains, net of tax	(21)	(16)	(60)	(71)

Reclassification adjustment for other than temporary impairment included in net income	—	546	—	546
Income taxes	—	(225)	—	(225)
Realized impairment, net of tax	—	321	—	321
Net increase in unrealized gains on available-for-sale securities	926	535	1,192	603

Held-to-maturity securities:
Amortization of held-to-maturity fair value adjustment	(19)	(28)	(36)	(57)
Income taxes	8	12	15	23
Net change in fair value adjustment on held-to-maturity securities	(11)	(16)	(21)	(34)

Derivatives:
Unrealized losses arising during the period	—	—	—	(348)
Income taxes	—	—	—	143
Change in unrealized losses, net of tax	—	—	—	(205)

Reclassification adjustments for net losses on derivatives included in net income	—	—	—	2,721
Income taxes	—	—	—	(1,120)
Reclassification adjustments for net losses included in net income, net of tax	—	—	—	1,601
Net change in unrealized losses on derivatives	—	—	—	1,396
Other comprehensive income	915	519	1,171	1,965
Comprehensive income – Bank of Commerce Holdings	$3,124	$2,075	$5,632	$2,561

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2016 and six months ended June 30, 2017 (Unaudited)

				Accumulated
		Common		Other Comp-
	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2016	13,342	$24,214	$66,562	$(254)	$90,522
Net income	—	—	5,259	—	5,259
Other comprehensive loss, net of tax	—	—	—	(405)	(405)
Comprehensive income	—	—	—	—	4,854
Dividend on common stock ($0.12 per share)	—	—	(1,603)	—	(1,603)
Common stock issued under employee plans	29	84	—	—	84
Stock options exercised	2	10	—	—	10
Compensation expense associated with stock options	—	24	—	—	24
Compensation expense associated with restricted stock	—	215	—	—	215
Balance at December 31, 2016 (1)	13,373	$24,547	$70,218	$(659)	$94,106

(1) Excludes 67 unvested restricted shares

				Accumulated
		Common		Other Comp-
	Common	Stock	Retained	Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2017	13,373	$24,547	$70,218	$(659)	$94,106
Net income	—	—	4,461	—	4,461
Other comprehensive income, net of tax	—	—	—	1,171	1,171
Comprehensive income	—	—	—	—	5,632
Dividend on common stock ($0.06 per share)	—	—	(890)	—	(890)
Stock issued pursuant to public offering, net of underwriting discounts and expenses of $1.7 million	2,738	26,778	—	—	26,778
Common stock issued under employee plans	29	41	—	—	41
Stock options exercised	48	220	—	—	220
Compensation expense associated with stock options	—	10	—	—	10
Compensation expense associated with restricted stock	—	55	—	—	55
Balance at June 30, 2017 (1)	16,188	$51,651	$73,789	$512	$125,952

(1) Excludes 72 unvested restricted shares

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2017 and June 30, 2016

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2017	2016
Cash flows from operating activities:
Net income	$4,461	$596
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	500	—
Provision for depreciation and amortization	1,049	913
Amortization of core deposit intangible	111	75
Amortization of debt issuance costs	23	22
Compensation expense associated with stock options	10	13
Compensation expense associated with restricted stock	55	106
Excess tax benefits from restricted stock vesting	(45)	—
Net gain on sale or call of securities	(101)	(122)
Other than temporary impairment on investment securities	—	546
Amortization of investment premiums and accretion of discounts, net	934	865
Amortization of held-to-maturity fair value adjustments	(36)	(57)
Loss on cancellation of interest rate swap	—	2,325
Gain on disposal of fixed assets	—	2
Write-down of other real estate owned	52	76
Loss on sale of other real estate owned	59	149
Decrease in deferred income taxes	—	363
Increase in cash surrender value of life insurance	(279)	(309)
Gain on life insurance	(502)	—
Increase (decrease) in deferred compensation and salary continuation plans	23	(32)
Increase in deferred loan fees and costs	(217)	(158)
Decrease in other assets	828	456
Decrease in other liabilities	(1,664)	(2,396)
Net cash provided by operating activities	5,261	3,433

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	9,793	11,430
Proceeds from sale of available-for-sale securities	27,252	34,389
Purchases of available-for-sale securities	(70,487)	(45,075)
Proceeds from maturities and payments of held-to-maturity securities	—	600
Investment in qualified affordable housing partnerships	(18)	(659)
Net redemption of Federal Home Loan Bank of San Francisco stock	72	—
Loan originations, net of principal repayments	(15,913)	(43,211)
Net repayment on loan pools	3,456	6,442
Purchase of premises and equipment	(323)	(1,313)
Proceeds from the sale of other real estate owned	55	514
Proceeds from life insurance policy	2,249	—
Payments to derivative counterparties for the termination of interest rate swaps	—	(2,578)
Acquisition of branches, net of cash paid	—	142,411
Net cash (used) provided by investing activities	(43,864)	102,950

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2017	2016
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	$50,554	$10,750
Net decrease in certificates of deposit	(8,995)	(25,976)
Advances on term debt	30,000	30,000
Repayment of term debt	(30,617)	(105,512)
Proceeds from stock options exercised	220	4
Net proceeds from issuance of common stock	26,778	—
Cash paid when directly withholding shares for tax-withholding purposes	(85)	—
Cash dividends paid on common stock	(805)	(801)
Net cash provided by (used) in financing activities	67,050	(91,535)
Net increase in cash and cash equivalents	28,447	14,848
Cash and cash equivalents at beginning of year	68,407	51,192
Cash and cash equivalents at end of period	$96,854	$66,040

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the six months ended June 30, 2017 and June 30, 2016

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2017	2016
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$1,933	$2,130
Interest	$2,238	$2,970
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$924	$81

Urealized gain on investment securities available-for-sale	$2,026	$1,024
Changes in net deferred tax asset related to changes in unrealized gain on investment securities available-for-sale	(834)	(421)
Changes in accumulated other comprehensive income due to changes in unrealized gain on investment securities available-for-sale	$1,192	$603

Accretion of held-to-maturity investment securities from other comprehensive income to interest income	$(36)	$(57)
Changes in deferred tax related to accretion of held-to-maturity investment securities	15	23
Changes in accumulated other comprehensive income due to accretion of held-to-maturity investment securities	$(21)	$(34)

Changes in unrealized loss on derivatives	$—	$(348)
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	—	143
Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$—	$(205)

Reclassification of losses on derivatives	$—	$2,721
Changes in net deferred tax asset related to reclassification of losses on derivatives	—	(1,120)
Changes in accumulated other comprehensive income due to reclassification of losses on derivatives	$—	$1,601
Supplemental disclosures of non cash financing activities:
Vested restricted stock issued under employee plans	$41	$84
Cash dividend declared on common shares and payable after period-end	$486	$401
Transactions Related to Acquisition:
Assets acquired - fair value	$—	$155,230
Goodwill	$—	$665
Liabilities assumed - fair value	$—	$149,239

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a bank holding company (“BHC”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 are derived from the unaudited interim consolidated financial statements and audited consolidated financial statements and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2017 and December 31, 2016, the Company had one wholly-owned trust (“Trust”) formed in 2005 to issue trust-preferred securities and related common securities. The Company has not consolidated the accounts of the Trust in its Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trust are reflected in our Consolidated Balance Sheets.

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

Accounting pronouncements not yet applied

●

In January of 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments are intended to simplify the subsequent measurement of goodwill. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

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

●

In February of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 812). This Update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the balance sheet due to the number of leased properties the Company currently has that are accounted for under current operating lease guidance.

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

The standard is effective for public entities for interim and annual periods beginning after December 15, 2017 as deferred by ASU No. 2015-14; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, , or modified retrospective adoption.. As a bank, key revenue sources, such as interest income have been identified as out of scope of this new guidance. The Company has not yet determined the financial statement impact this guidance will have.

NOTE 3. COMMON STOCK OUTSTANDING AND EARNINGS PER SHARE

On May 10, 2017, the Company announced the closing of its underwritten public offering, at the public offering price of $10.50 per share. The total number of shares of common stock sold by the Company was 2,738,096 shares. Net proceeds raised in the offering, after underwriting discounts and expenses of the offering, were $26.8 million.

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

The following is a computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands, except per share information)	June 30,		June 30,
Earnings Per Share	2017	2016	2017	2016
Numerators:
Net income	$2,209	$1,556	$4,461	$596
Denominators:
Weighted average number of common shares outstanding - basic	15,014	13,367	14,220	13,364
Effect of potentially dilutive common shares (1)	99	58	101	44
Weighted average number of common shares outstanding - diluted	15,113	13,425	14,321	13,408
Earnings per common share:
Basic	$0.15	$0.11	$0.31	$0.04
Diluted	$0.15	$0.11	$0.31	$0.04
Anti-dilutive options not included in diluted earnings per share calculation	68	116	77	116
Anti-dilutive restricted shares not included in diluted earnings per share calculation	45	—	44	41

(1) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of our investment securities as of June 30, 2017, and December 31, 2016.

	As of June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$24,220	$70	$(59)	$24,231
Obligations of state and political subdivisions	57,076	1,430	(106)	58,400
Residential mortgage-backed securities and collateralized mortgage obligations	91,842	244	(711)	91,375
Corporate securities	8,268	132	(88)	8,312
Commercial mortgage-backed securities	23,584	22	(185)	23,421
Other asset-backed securities	3,937	8	(75)	3,870
Total	$208,927	$1,906	$(1,224)	$209,609
Held-to-maturity securities:
Obligations of state and political subdivisions	$31,329	$1,287	$(67)	$32,549

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$10,427	$10	$(83)	$10,354
Obligations of state and political subdivisions	58,847	1,001	(420)	59,428
Residential mortgage-backed securities and collateralized mortgage obligations	71,068	33	(1,497)	69,604
Corporate securities	16,153	103	(140)	16,116
Commercial mortgage-backed securities	15,786	9	(281)	15,514
Other asset-backed securities	4,237	8	(87)	4,158
Total	$176,518	$1,164	$(2,508)	$175,174
Held-to-maturity securities:
Obligations of state and political subdivisions	$31,187	$710	$(523)	$31,374

The following table presents the expected maturities of investment securities at June 30, 2017.

	Available-For-Sale		Held-To-Maturity
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,426	$1,430	$—	$—
After one year through five years	58,755	58,692	6,750	7,048
After five years through ten years	72,341	72,954	11,448	11,889
After ten years	76,405	76,533	13,131	13,612
Total	$208,927	$209,609	$31,329	$32,549

The amortized cost and fair value of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value of the securities held for pledging, segregated by purpose, as of June 30, 2017.

(Amounts in thousands)	Pledged	Available To Be Pledged	Total Held For Pledging Purposes
Public funds collateral	$18,799	$15,344	$34,143
Federal Home Loan Bank of San Francisco borrowings	—	24,250	24,250
Total	$18,799	$39,594	$58,393

The following table presents the cash proceeds from sales of securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016
Proceeds from sales of securities	$13,326	$14,455	$27,252	$34,389

Gross realized gains on sales of securities:
U.S. government & agencies	$—	$8	$—	$8
Obligations of state and political subdivisions	30	40	81	111
Residential mortgage-backed securities and collateralized mortgage obligations	19	2	37	2
Corporate securities	9	33	10	76
Commercial mortgage-backed securities	—	—	—	4
Other asset-backed securities	—	13	—	14
Total gross realized gains on sales of securities	58	96	128	215
Gross realized losses on sales of securities:
U.S. government & agencies	—	(4)	—	(4)
Residential mortgage-backed securities and collateralized mortgage obligations	(23)	(64)	(24)	(64)
Corporate securities	—	—	(3)	(25)
Total gross realized losses on sales of securities	(23)	(68)	(27)	(93)
Gain on investment securities, net	$35	$28	$101	$122

Investment securities that were in an unrealized loss position as of June 30, 2017 and December 31, 2016 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or underlying collateral.

	As of June 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$8,259	$(59)	$—	$—	$8,259	$(59)
Obligations of states and political subdivisions	10,757	(106)	—	—	10,757	(106)
Residential mortgage-backed securities and collateralized mortgage obligations	45,078	(529)	8,244	(182)	53,322	(711)
Corporate securities	2,959	(88)	—	—	2,959	(88)
Commercial mortgage-backed securities	15,996	(94)	4,291	(91)	20,287	(185)
Other asset-backed securities	2,150	(21)	1,267	(54)	3,417	(75)
Total temporarily impaired securities	$85,199	$(897)	$13,802	$(327)	$99,001	$(1,224)
Held-to-maturity securities:
Obligations of states and political subdivisions	$2,037	$(25)	$989	$(42)	$3,026	$(67)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
U.S. government & agencies	$9,139	$(83)	$—	$—	$9,139	$(83)
Obligations of states and political subdivisions	20,329	(420)	—	—	20,329	(420)
Residential mortgage-backed securities and collateralized mortgage obligations	52,345	(1,396)	4,108	(101)	56,453	(1,497)
Corporate securities	8,908	(140)	—	—	8,908	(140)
Commercial mortgage-backed securities	12,041	(191)	2,849	(90)	14,890	(281)
Other asset-backed securities	2,280	(28)	1,346	(59)	3,626	(87)
Total temporarily impaired securities	$105,042	$(2,258)	$8,303	$(250)	$113,345	$(2,508)
Held-to-maturity securities:
Obligations of states and political subdivisions	$11,639	$(425)	$933	$(98)	$12,572	$(523)

At June 30, 2017, 83 securities were in unrealized loss positions and at December 31, 2016, 119 securities were in unrealized loss positions.

Other-Than-Temporary Impairment

For the six months ended June 30, 2017, we did not recognize any other-than-temporary impairment losses. We recognized one impairment loss of $546 thousand during the second quarter of 2016 related to our investment in AgriBank and there were no other impairment losses recognized during the year ended December 31, 2016.

NOTE 5. LOANS

Outstanding loan balances consisted of the following at June 30, 2017, and December 31, 2016.

(Amounts in thousands)	June 30,	December 31,
Loan Portfolio	2017	2016
Commercial	$152,204	$153,844
Commercial real estate:
Real estate - construction and land development	22,275	36,792
Real estate - commercial non-owner occupied	310,995	292,615
Real estate - commercial owner occupied	184,868	167,335
Residential real estate:
Real estate - residential - Individual Tax Identification Number (“ITIN”)	43,229	45,566
Real estate - residential - 1-4 family mortgage	18,904	20,425
Real estate - residential - equity lines	32,133	35,953
Consumer and other	50,780	51,681
Gross loans	815,388	804,211
Deferred fees and costs	1,541	1,324
Loans, net of deferred fees and costs	816,929	805,535
Allowance for loan and lease losses	(11,688)	(11,544)
Net loans	$805,241	$793,991

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Gross loan balances in the table above include net purchase discounts of $2.8 million and $2.9 million as of June 30, 2017, and December 31, 2016, respectively.

Age analysis of gross loan balances for past due loans, segregated by class of loans, as June 30, 2017, and December 31, 2016, was as follows.

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
June 30, 2017	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$152,204	$152,204	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	22,275	22,275	—
Real estate - commercial non-owner occupied	—	—	1,196	1,196	309,799	310,995	—
Real estate - commercial owner occupied	145	—	—	145	184,723	184,868	—
Residential real estate:
Real estate - residential - ITIN	489	144	760	1,393	41,836	43,229	—
Real estate - residential - 1-4 family mortgage	132	—	185	317	18,587	18,904	—
Real estate - residential - equity lines	165	55	—	220	31,913	32,133	—
Consumer and other	136	25	—	161	50,619	50,780	—
Total	$1,067	$224	$2,141	$3,432	$811,956	$815,388	$—

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2016	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$51	$—	$—	$51	$153,793	$153,844	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	36,792	36,792	—
Real estate - commercial non-owner occupied	—	—	1,196	1,196	291,419	292,615	—
Real estate - commercial owner occupied	—	—	114	114	167,221	167,335	—
Residential real estate:
Real estate - residential - ITIN	567	80	1,149	1,796	43,770	45,566	—
Real estate - residential - 1-4 family mortgage	147	—	856	1,003	19,422	20,425	—
Real estate - residential - equity lines	68	36	48	152	35,801	35,953	—
Consumer and other	166	70	11	247	51,434	51,681	—
Total	$999	$186	$3,374	$4,559	$799,652	$804,211	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize impaired loans by loan class as of June 30, 2017, and December 31, 2016.

	As of June 30, 2017
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,351	$2,282	$—
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	1,196	—
Real estate - commercial owner occupied	639	679	—
Residential real estate:
Real estate - residential - ITIN	6,496	8,231	—
Real estate - residential - 1-4 family mortgage	653	1,137	—
Real estate - residential - equity lines	872	1,317	—
Total with no related allowance recorded	$11,207	$14,842	$—

With an allowance recorded:
Commercial	$1,762	$1,789	$602
Commercial real estate:
Real estate - commercial non-owner occupied	806	806	80
Residential real estate:
Real estate - residential - ITIN	1,562	1,601	172
Real estate - residential - equity lines	445	445	223
Consumer and other	38	38	13
Total with an allowance recorded	$4,613	$4,679	$1,090

By loan class:
Commercial	$3,113	$4,071	$602
Commercial real estate	2,641	2,681	80
Residential real estate	10,028	12,731	395
Consumer and other	38	38	13
Total impaired loans	$15,820	$19,521	$1,090

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2016
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,573	$2,438	$—
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	1,196	—
Real estate - commercial owner occupied	784	841	—
Residential real estate:
Real estate - residential - ITIN	6,047	7,685	—
Real estate - residential - 1-4 family mortgage	1,914	2,722	—
Real estate - residential - equity lines	917	1,342	—
Consumer and other	210	216	—
Total with no related allowance recorded	$12,641	$16,440	$—

With an allowance recorded:
Commercial	$1,952	$1,957	$641
Commercial real estate:
Real estate - commercial non-owner occupied	808	808	21
Real estate - commercial owner occupied	337	337	64
Residential real estate:
Real estate - residential - ITIN	2,562	2,617	494
Real estate - residential - equity lines	454	454	227
Consumer and other	40	40	14
Total with an allowance recorded	$6,153	$6,213	$1,461

By loan class:
Commercial	$3,525	$4,395	$641
Commercial real estate	3,125	3,182	85
Residential real estate	11,894	14,820	721
Consumer and other	250	256	14
Total impaired loans	$18,794	$22,653	$1,461

Nonaccrual loans, segregated by loan class, were as follows as of June 30, 2017 and December 31, 2016.

(Amounts in thousands)	June 30,	December 31,
Nonaccrual Loans	2017	2016
Commercial	$2,410	$2,749
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	1,196
Real estate - commercial owner occupied	639	784
Residential real estate:
Real estate - residential - ITIN	3,346	3,576
Real estate - residential - 1-4 family mortgage	653	1,914
Real estate - residential - equity lines	872	917
Consumer and other	38	250
Total	$9,154	$11,386

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $76 thousand and $165 thousand for the three months ended June 30, 2017 and 2016, respectively. We would have recognized additional interest income, net of tax, of approximately $174 thousand and $175 thousand for the six months ended June 30, 2017 and 2016, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$3,210	$9	$2,835	$4
Commercial real estate:
Real estate - commercial non-owner occupied	2,003	12	2,016	12
Real estate - commercial owner occupied	642	—	1,401	6
Residential real estate:
Real estate - residential - ITIN	8,061	40	9,123	41
Real estate - residential - 1-4 family mortgage	1,102	—	1,761	—
Real estate - residential - equity lines	1,338	5	1,895	7
Consumer and other	38	—	109	—
Total	$16,394	$66	$19,140	$70

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$3,303	$20	$2,525	$4
Commercial real estate:
Real estate - commercial non-owner occupied	2,003	23	2,018	24
Real estate - commercial owner occupied	726	2	1,425	12
Residential real estate:
Real estate - residential - ITIN	8,166	79	9,141	82
Real estate - residential - 1-4 family mortgage	1,415	—	1,757	—
Real estate - residential - equity lines	1,349	9	1,507	13
Consumer and other	107	—	71	—
Total	$17,069	$133	$18,444	$135

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

At June 30, 2017 and December 31, 2016, impaired loans of $6.7 million and $7.1 million, respectively, were classified as performing restructured loans.

In order for a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of June 30, 2017, we had one restructured commercial line of credit in nonaccrual status that had $107 thousand in available credit. We had no other obligations to lend additional funds on any other restructured loans as of June 30, 2017 or December 31, 2016.

As of June 30, 2017, we had $11.3 million in troubled debt restructurings compared to $12.1 million as of December 31, 2016. As of June 30, 2017, we had 118 loans that qualified as troubled debt restructurings, of which 111 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.39% of gross loans as of June 30, 2017, compared to 1.50% at December 31, 2016.

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

The following tables present the period end balances of newly restructured loans and the types of modifications that occurred during the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30, 2017				For the Three Months Ended June 30, 2016
(Amounts in thousands)		Rate &				Rate &
Troubled Debt Restructuring Modification Types	Rate & Maturity	Payment Deferral	Payment Deferral	Total	Rate & Maturity	Payment Deferral	Payment Deferral	Total
Commercial	$—	$—	$—	$—	$1,058	$—	$—	$1,058
Residential real estate:
Real estate - residential - ITIN	—	61	—	61	—	—	—	—
Total	$—	$61	$—	$61	$1,058	$—	$—	$1,058

	For the Six Months Ended June 30, 2017				For the Six Months Ended June 30, 2016
(Amounts in thousands)		Rate &				Rate &
Troubled Debt Restructuring Modification Types	Rate & Maturity	Payment Deferral	Payment Deferral	Total	Rate & Maturity	Payment Deferral	Payment Deferral	Total
Commercial	$—	$—	$—	$—	$1,058	$—	$—	$1,058
Residential real estate:
Real estate - residential - ITIN	—	61	—	61	—	—	120	120
Total	$—	$61	$—	$61	$1,058	$—	$120	$1,178

For the three and six months ended June 30, 2017 and 2016, the tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner, which grants a concession to a borrower experiencing financial difficulties.

	For the Three Months Ended June 30, 2017			For the Three Months Ended June 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$1,127	$1,127
Residential real estate:
Real estate - residential - ITIN	1	81	61	—	—	—
Total	1	$81	$61	1	$1,127	$1,127

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2017			For the Six Months Ended June 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$1,127	$1,127
Residential real estate:
Real estate - residential - ITIN	1	81	61	1	171	170
Total	1	$81	$61	2	$1,298	$1,297

There were no loans modified as troubled debt restructuring during the 12-month periods preceding June 30, 2017 and 2016, for which there was a payment default during the three and six months ended June 30, 2017 and 2016.

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure is $368 thousand.

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

Performing and nonperforming loans, segregated by class of loans, were as follows at June 30, 2017 and December 31, 2016.

(Amounts in thousands)	June 30, 2017
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$149,794	$2,410	$152,204
Commercial real estate:
Real estate - construction and land development	22,275	—	22,275
Real estate - commercial non-owner occupied	309,799	1,196	310,995
Real estate - commercial owner occupied	184,229	639	184,868
Residential real estate:
Real estate - residential - ITIN	39,883	3,346	43,229
Real estate - residential - 1-4 family mortgage	18,251	653	18,904
Real estate - residential - equity lines	31,261	872	32,133
Consumer and other	50,742	38	50,780
Total	$806,234	$9,154	$815,388

(Amounts in thousands)	December 31, 2016
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$151,095	$2,749	$153,844
Commercial real estate:
Real estate - construction and land development	36,792	—	36,792
Real estate - commercial non-owner occupied	291,419	1,196	292,615
Real estate - commercial owner occupied	166,551	784	167,335
Residential real estate:
Real estate - residential - ITIN	41,990	3,576	45,566
Real estate - residential - 1-4 family mortgage	18,511	1,914	20,425
Real estate - residential - equity lines	35,036	917	35,953
Consumer and other	51,431	250	51,681
Total	$792,825	$11,386	$804,211

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes internal risk grades by loan class as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$109,725	$36,319	$3,144	$3,016	$—	$152,204
Commercial real estate:
Real estate - construction and land development	22,274	1	—	—	—	22,275
Real estate - commercial non-owner occupied	298,596	9,413	398	2,588	—	310,995
Real estate - commercial owner occupied	172,614	10,282	—	1,972	—	184,868
Residential real estate:
Real estate - residential - ITIN	36,467	—	—	6,762	—	43,229
Real estate - residential - 1-4 family mortgage	17,448	803	—	653	—	18,904
Real estate - residential - equity lines	28,833	2,017	67	1,216	—	32,133
Consumer and other	50,715	2	—	63	—	50,780
Total	$736,672	$58,837	$3,609	$16,270	$—	$815,388

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2016
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$124,089	$21,684	$4,570	$3,501	$—	$153,844
Commercial real estate:
Real estate - construction and land development	36,782	10	—	—	—	36,792
Real estate - commercial non-owner occupied	284,099	5,398	1,321	1,797	—	292,615
Real estate - commercial owner occupied	157,064	7,301	496	2,474	—	167,335
Residential real estate:
Real estate - residential - ITIN	38,279	—	—	7,287	—	45,566
Real estate - residential - 1-4 family mortgage	17,696	815	—	1,914	—	20,425
Real estate - residential - equity lines	33,828	858	—	1,267	—	35,953
Consumer and other	51,398	2	—	281	—	51,681
Total	$743,235	$36,068	$6,387	$18,521	$—	$804,211

The following tables summarize the ALLL by portfolio for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30, 2017
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Class	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,649	$5,963	$1,490	$1,074	$465	$11,641
Charge-offs	—	—	(115)	(244)	—	(359)
Recoveries	36	—	19	51	—	106
Provision	165	109	(197)	256	(33)	300
Ending balance	$2,850	$6,072	$1,197	$1,137	$432	$11,688

	For the Three Months Ended June 30, 2016
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Class	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,466	$5,892	$1,961	$814	$362	$11,495
Charge-offs	(1,020)	(31)	(478)	(205)	—	(1,734)
Recoveries	1,496	475	105	27	—	2,103
Provision	(351)	(307)	283	127	248	—
Ending balance	$2,591	$6,029	$1,871	$763	$610	$11,864

	For the Six Months Ended June 30, 2017
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Class	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,849	$5,578	$1,716	$955	$446	$11,544
Charge-offs	(51)	—	(284)	(471)	—	(806)
Recoveries	235	27	94	94	—	450
Provision	(183)	467	(329)	559	(14)	500
Ending balance	$2,850	$6,072	$1,197	$1,137	$432	$11,688

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2016
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Class	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,493	$5,784	$1,577	$770	$556	$11,180
Charge-offs	(1,106)	(37)	(550)	(348)	—	(2,041)
Recoveries	78	2,480	86	81	—	2,725
Provision	1,126	(2,198)	758	260	54	—
Ending balance	$2,591	$6,029	$1,871	$763	$610	$11,864

The following tables summarize the ALLL and the recorded investment in loans and leases as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$602	$80	$395	$13	$—	$1,090
Collectively evaluated for impairment	2,248	5,992	802	1,124	432	10,598
Total	$2,850	$6,072	$1,197	$1,137	$432	$11,688
Gross loans:
Individually evaluated for impairment	$3,113	$2,641	$10,028	$38	$—	$15,820
Collectively evaluated for impairment	149,091	515,497	84,238	50,742	—	799,568
Total gross loans	$152,204	$518,138	$94,266	$50,780	$—	$815,388

	As of December 31, 2016
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$641	$85	$721	$14	$—	$1,461
Collectively evaluated for impairment	2,208	5,493	995	941	446	10,083
Total	$2,849	$5,578	$1,716	$955	$446	$11,544
Gross loans:
Individually evaluated for impairment	$3,525	$3,125	$11,894	$250	$—	$18,794
Collectively evaluated for impairment	150,319	493,617	90,050	51,431	—	785,417
Total gross loans	$153,844	$496,742	$101,944	$51,681	$—	$804,211

The ALLL totaled $11.7 million or 1.43% of total gross loans at June 30, 2017 and $11.5 million or 1.44% at December 31, 2016. As of June 30, 2017 and December 31, 2016, we had commitments to extend credit of $213.4 million and $229.4 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 was $695 thousand.

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

We believe that the ALLL was adequate as of June 30, 2017. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of June 30, 2017, approximately 75% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2017 and December 31, 2016, the unallocated allowance amount represented 4% of the ALLL. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

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

NOTE 6. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

Our investments in Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”) and deductible operating losses totaled $3.9 million at June 30, 2017. These investments are recorded in Other Assets with a corresponding funding obligation of $467 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. We have invested in four separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18-year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 5% and 8%. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at June 30, 2017 and December 31, 2016. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the six months ended June 30, 2017 and the year ended December 31, 2016.

	At June 30, 2017			For the Six Months Ended June 30, 2017
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,267	$45	$112	$94	$18
WNC Institutional Tax Credit Fund 38, L.P.	1,000	644	55	70	53	17
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,614	367	136	100	36
California Affordable Housing Fund	2,454	357	—	87	88	(1)
Total	$7,954	$3,882	$467	$405	$335	$70

	At December 31, 2016			For the Year Ended December 31, 2016
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,361	$45	$238	$192	$46
WNC Institutional Tax Credit Fund 38, L.P.	1,000	698	73	143	100	43
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,713	367	266	106	160
California Affordable Housing Fund	2,454	445	—	201	200	1
Total	$7,954	$4,217	$485	$848	$598	$250

The following table presents our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30, 2017		For the Three Months Ended June 30, 2016
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$44	$12	$46	$13
WNC Institutional Tax Credit Fund 38, L.P.	28	7	27	9
Merritt Community Capital Corporation Fund XV, L.P.	54	14	51	15
California Affordable Housing Fund	32	12	40	11
Total	$158	$45	$164	$48

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$88	$24	$92	$27
WNC Institutional Tax Credit Fund 38, L.P.	57	13	53	18
Merritt Community Capital Corporation Fund XV, L.P.	108	28	103	30
California Affordable Housing Fund	63	24	79	21
Total	$316	$89	$327	$96

The tax credits and benefits were partially offset by the amortization of the principal investment balances of $164 thousand and $335 thousand for the three and six months ended June 30, 2017 respectively, compared to $180 thousand and $360 thousand for the comparable periods of 2016.

The following table reflects the anticipated net income tax benefit at June 30, 2017 that is expected to be recognized over the remaining life of the investments.

(Amounts in thousands)	Raymond James California Housing	WNC Institutional	Merritt Community Capital	California Affordable	Total Net Income
Qualified Affordable Housing	Opportunities	Tax Credit	Corporation	Housing	Tax
Partnerships	Fund II	Fund 38, L.P.	Fund XV, L.P	Fund	Benefit
Anticipated net income tax benefit less amortization of investments:
2017	$23	$18	$23	$(1)	$63
2018	46	35	44	(1)	124
2019	46	30	43	—	119
2020	45	29	44	—	118
2021 and thereafter	173	103	176	(2)	450
Total	$333	$215	$330	$(4)	$874

NOTE 7. FEDERAL FUNDS PURCHASED AND LINES OF CREDIT

At June 30, 2017 and December 31, 2016, we had no outstanding federal funds purchased balances and no outstanding advances on any of the Bank’s lines of credit.

The Bank had the following lines of credit:

Federal Funds

Nonbinding federal funds line of credit agreements with three financial institutions totaling $35.0 million at June 30, 2017. The lines of credit had interest rates ranging from 1.39% to 2.04% at June 30, 2017. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Federal Reserve Bank

Available lines of credit with the Federal Reserve Bank totaling $25.2 million subject to collateral requirements, namely the amount of certain pledged loans.

Federal Home Loan Bank of San Francisco

Available lines of credit with the Federal Home Loan Bank of San Francisco totaling $332.4 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate mortgage loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and pledged securities held in the Bank’s investment securities portfolio.

As of June 30, 2017, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $4.5 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

We have $389.9 million of our commercial and real estate mortgage loans held for the line of credit with the Federal Home Loan Bank of San Francisco for pledging purposes. As of June 30, 2017, we held $24.2 million in securities with the Federal Home Loan Bank of San Francisco for pledging purposes. All of the securities and loans held for pledging purposes with the Federal Home Loan Bank of San Francisco were unused as collateral as of June 30, 2017.

NOTE 8. TERM DEBT

Term debt at June 30, 2017 and December 31, 2016 consisted of the following.

(Amounts in thousands)	June 30, 2017	December 31, 2016
Senior debt	$8,300	$8,917
Unamortized debt issuance costs	(9)	(12)
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	(152)	(172)
Net term debt	$18,139	$18,733

Future contractual maturities of term debt at June 30, 2017 are as follows.

(Amounts in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Senior debt	$417	$1,000	$1,000	$5,883	$—	$—	$8,300
Subordinated debt	—	—	—	—	—	10,000	10,000
Total future maturities	$417	$1,000	$1,000	$5,883	$—	$10,000	$18,300

Federal Home Loan Bank of San Francisco Borrowings

The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the six months ended June 30, 2017 and the year ended December 31, 2016 was $608 thousand and $18.0 million, respectively. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco under term advances at any month end during the six months ended June 30, 2017 and the year ended December 31, 2016 was $10.0 million and $80.0 million, respectively. There were no outstanding Federal Home Loan Bank of San Francisco advances at June 30, 2017 or December 31, 2016.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease nine sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based on predetermined escalation schedules. Substantially all of the leases include the option to extend the lease term one or more times following expiration of the initial term.

The following table sets forth rent expense and rent income for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016
Rent income	$9	$10	$31	$20
Rent expense	211	151	394	296
Net rent expense	$202	$141	$363	$276

The following table sets forth, as of June 30, 2017, the future minimum lease payments under non-cancelable operating leases.

(Amounts in thousands)
Amounts due in:
2017	$409
2018	850
2019	866
2020	883
2021	899
Thereafter	2,297
Total	$6,204

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

The following table presents a summary of our commitments and contingent liabilities at June 30, 2017 and December 31, 2016.

(Amounts in thousands)	June 30, 2017	December 31, 2016
Commitments to extend credit	$202,900	$224,082
Standby letters of credit	7,127	1,967
Affordable housing grants	3,338	3,338
Total commitments	$213,365	$229,387

We were not required to perform on any financial guarantees for the six months ended June 30, 2017, and the year ended December 31, 2016. At June 30, 2017, approximately $6.2 million of standby letters of credit expire within one year, and $966 thousand expire thereafter.

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

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at June 30, 2017 and December 31, 2016. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

Death Benefit Agreement

The Company has entered into contracts with certain employees to pay a cash benefit to designated beneficiaries following the death of the employee. The payment will be made only if, at the time of death, the deceased employee was employed by the Bank and the Bank owned a life insurance policy on the employee’s life. Depending on specific facts and circumstances, the payment can vary up to a maximum of $225,000 per employee. Neither the employees nor the designated beneficiaries have a claim against the life insurance policy on the employee’s life.

Legal Proceedings

We are involved in various pending and threatened legal actions arising in the ordinary course of business. We maintain reserves for losses from legal actions, which are both probable and estimable. In our opinion, the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

Concentrations of Credit Risk

We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 75% of our gross loan portfolio at June 30, 2017 and December 31, 2016.

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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents activity in accumulated other comprehensive loss for the six months ended June 30, 2017.

	Unrealized	Accumulated Other
	(Losses) Gains on	Comprehensive
(Amounts in thousands)	Securities	(Loss) Income
Accumulated other comprehensive loss as of December 31, 2016	$(659)	$(659)
Comprehensive income three months ended March 31, 2017	256	256
Comprehensive income three months ended June 30, 2017	915	915
Accumulated other comprehensive income as of June 30, 2017	$512	$512

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents activity in accumulated other comprehensive income for the six months ended June 30, 2016.

	Unrealized	Unrealized	Accumulated Other
	Gains on	Losses on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive income (loss) as of December 31, 2015	$1,142	$(1,396)	$(254)
Comprehensive income three months ended March 31, 2016	50	1,396	1,446
Comprehensive income three months ended June 30, 2016	519	—	519
Accumulated other comprehensive income as of June 30, 2016	$1,711	$—	$1,711

Accumulated other comprehensive income is reported net of related tax effects. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income.

NOTE 11. DERIVATIVES

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

The following table summarizes the losses recorded during the six months ended June 30, 2016, and their locations within the Consolidated Statements of Income.

(Amounts in thousands)
Description	Consolidated Statement of Income Location	Six Months Ended June 30, 2016
Interest rate swap (1)	Interest on term debt	$396
Forward starting interest rate swap - terminated(2)	Other noninterest expense	2,325
Total		$2,721

(1) Losses represent tax effected amounts reclassified from accumulated other comprehensive income pertaining to net settlements recorded during the period on active interest rate swaps.

(2) Losses represent tax effected amounts reclassified from accumulated other comprehensive income pertaining to the terminated active and forward starting interest rate swaps.

During the six months ended June 30, 2016, $1.6 million in losses on derivative instruments designated as cash flow hedges recorded in accumulated other comprehensive income were reclassified into earnings.

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

NOTE 12. FAIR VALUES

The following table presents estimated fair values of our financial instruments as of June 30, 2017 and December 31, 2016, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

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

(Amounts in thousands)	Carrying	Fair Value Measurements Using
June 30, 2017	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$96,854	$96,854	$—	$—
Securities available-for-sale	$209,609	$—	$209,609	$—
Securities held-to-maturity	$31,329	$—	$32,549	$—
Net loans	$805,241	$—	$—	$815,194
Federal Home Loan Bank of San Francisco stock	$4,537	$4,537	$—	$—
Financial liabilities
Deposits	$1,046,225	$—	$1,046,028	$—
Term debt	$18,139	$—	$18,537	$—
Junior subordinated debenture	$10,310	$—	$9,414	$—

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2016	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$68,407	$68,407	$—	$—
Securities available-for-sale	$175,174	$—	$175,174	$—
Securities held-to-maturity	$31,187	$—	$31,374	$—
Net loans	$793,991	$—	$—	$797,114
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—
Financial liabilities
Deposits	$1,004,666	$—	$1,004,729	$—
Term debt	$18,733	$—	$18,726	$—
Junior subordinated debenture	$10,310	$—	$9,077	$—

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

Junior subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At June 30, 2017, future cash flows were discounted at 3.17%. We measure the fair value of subordinated debentures using Level 2 inputs.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of June 30, 2017 and December 31, 2016.

(Amounts in thousands)	Fair Value at June 30, 2017
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$24,231	$—	$24,231	$—
Obligations of states and political subdivisions	58,400	—	58,400	—
Residential mortgage-backed securities and collateralized mortgage obligations	91,375	—	91,375	—
Corporate securities	8,312	—	8,312	—
Commercial mortgage-backed securities	23,421	—	23,421	—
Other investment securities (1)	3,870	—	3,870	—
Total assets measured at fair value	$209,609	$—	$209,609	$—

(1) Principally consists of residential mortgage-backed securities issued by both by governmental and nongovernmental agencies securities.

(Amounts in thousands)	Fair Value at December 31, 2016
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$10,354	$—	$10,354	$—
Obligations of states and political subdivisions	59,428	$—	59,428	—
Residential mortgage-backed securities and collateralized mortgage obligations	69,604	—	69,604	—
Corporate securities	16,116	—	16,116	—
Commercial mortgage-backed securities	15,514	—	15,514	—
Other investment securities (1)	4,158	—	4,158	—
Total assets measured at fair value	$175,174	$—	$175,174	$—

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

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2017 or the year ended December 31, 2016.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following three tables present information about our assets and liabilities at June 30, 2017 and December 31, 2016 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period.

The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at June 30, 2017
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$61	$—	$—	$61
Other real estate owned	931	—	—	931
Total assets measured at fair value	$992	$—	$—	$992

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands)	Fair Value at December 31, 2016
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$1,587	$—	$—	$1,587
Other real estate owned	219	—	—	219
Total assets measured at fair value	$1,806	$—	$—	$1,806

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2017 and 2016 related to assets outstanding at June 30, 2017 and 2016.

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Fair value adjustments	2017	2016	2017	2016
Collateral dependent impaired loans	$20	$1,359	$20	$1,523
Other real estate owned	56	48	133	71
Total	$76	$1,407	$153	$1,594

During the six months ended June 30, 2017, collateral dependent impaired loans with a carrying amount of $81 thousand were written down to their fair value of $61 thousand resulting in a $20 thousand adjustment to the ALLL.

During the six months ended June 30, 2017, four OREO properties with an aggregate carrying value of $1.1 million outstanding at period end were written down to their fair value of $931 thousand, resulting in a $81 thousand adjustment to the ALLL and a $52 thousand write-down of other real estate owned.

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

The OREO amount above represents impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. OREO fair values are adjusted for estimated selling costs between 8% and 34%. We record OREO as a nonrecurring Level 3.

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

NOTE 13. PURCHASE OF FINANCIAL ASSETS

We have agreed to purchase a maximum par value of $50.0 million in unsecured consumer home improvement loans. The loans were purchased without recourse or servicing rights. For the period from May 12, 2014 through June 30, 2017, we have paid aggregate cash totaling $108.6 million, and received aggregate cash repayments of $61.5 million for $47.1 million in net loans outstanding. We initially measured the acquired loan portfolio at a fair value.

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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2016 to June 30, 2017. Also discussed are significant trends and changes in the Company’s results of operations for the six months ended June 30, 2017, compared to the same period in 2016. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

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

Our principal executive office is located at 555 Capitol Mall, Sacramento, California 95814 and the telephone number is (530) 722-3939.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Financial highlights for the second quarter of 2017 compared to the same quarter a year ago:

Performance

●

Net income of $2.2 million or $0.15 per share - diluted for the three months ended June 30, 2017 was an increase of $653 thousand (42%) from $1.6 million or $0.11 per share - diluted earned during the same period in the prior year.

●	Return on average assets improved to 0.76% for the second quarter of 2017 compared to 0.59% for the same period in the prior year.
●	Return on average equity improved to 7.85% for the second quarter of 2017 compared to 6.85% for the same period in the prior year.
●	Net interest income increased $958 thousand (10%) to $10.2 million for the second quarter of 2017 compared to $9.2 million for the same period in the prior year.
●	Average deposits for the three months ended June 30, 2017 totaled $1.0 billion, an increase of $84.4 million (9%) compared to the average deposits for the same period in the prior year.
●	Average loans for the three months ended June 30, 2017 totaled $821.3 million, an increase of $78.6 million (11%) compared to the average loans for the same period in the prior year.
●	Average earning assets for the three months ended June 30, 2017 totaled $1.1 billion, an increase of $107.5 million (11%) compared to the average earning assets for the same period in the prior year.
●	Tangible book value per common share was $7.61 at June 30, 2017 compared to $6.71 at June 30, 2016.
●	Efficiency ratio was 69.13% during the second quarter of 2017 compared to 79.43% during the same period in 2016.

Credit Quality

●	Nonperforming assets at June 30, 2017 totaled $10.7 million or 0.88% of total assets, a decrease of $1.0 million (9%) from $11.7 million or 1.09% of total assets at June 30, 2016.
●	Net loan charge-offs were $253 thousand in the second quarter of 2017 compared with net recoveries of $369 thousand for the same period in 2016.

Financial highlights for the first six months of 2017 compared to the same period a year ago:

Performance

●

Net income of $4.5 million or $0.31 per share – diluted for the six months ended June 30, 2017 was an increase of $3.9 million (648%) from $596 thousand or $0.04 per share – diluted earned during the same period in the prior year. Net income for 2016 was negatively impacted by $3.0 million of branch acquisition and balance sheet restructuring costs, a $546 thousand other-than-temporary-impairment of an investment security and the write-off of a $363 thousand deferred tax asset.

●	Return on average assets improved to 0.78% for the six months ended June 30, 2017 compared to 0.11% for the same period in the prior year.
●	Return on average equity improved to 8.66% for the six months ended June 30, 2017 compared to 1.31% for the same period in the prior year.
●	Net interest income increased $2.4 million (14%) to $19.9 million for the six months ended June 30, 2017 compared to $17.5 million for the same period in the prior year.
●	Average deposits for the six months ended June 30, 2017 totaled $1.0 billion, an increase of $136.2 million (16%) compared to average deposits for the same period in the prior year.
●	Average loans for the six months ended June 30, 2017 totaled $814.1 million, an increase of $82.4 million (11%) compared to average loans for the same period in the prior year.
●	Average earning assets for the six months ended June 30, 2017 totaled $1.1 billion, an increase of $106.6 million (11%) compared to average earning assets for the same period in the prior year.
●	Tangible book value per common share was $7.61 at June 30, 2017 compared to $6.97 at March 31, 2017.
●	Efficiency ratio was 70.32% for the first six months of 2017 compared to 93.45% during the same period in the prior year.

Credit Quality

●	Nonperforming assets at June 30, 2017 totaled $10.7 million or 0.88% of total assets, a decrease of $1.5 million (24% annualized) compared to December 31, 2016.
●	Net loan charge-offs were $356 thousand for the first six months of 2017 compared with net recoveries of $684 thousand during the same period in the prior year.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, we use our best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these consolidated financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 12 Fair Values in the Notes to Consolidated Financial Statements incorporated in this document.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Second Quarter of 2017 Compared With Second Quarter of 2016

Net income for the second quarter of 2017 increased $653 thousand compared to the second quarter of 2016. In the current quarter, net interest income was $958 thousand higher and noninterest income was $546 thousand higher. These positive changes were offset by an increase in the provision for loan and lease losses of $300 thousand, noninterest expense that was $46 thousand higher and a provision for income taxes that was $505 thousand higher.

First Six Months of 2017 Compared With First Six Months of 2016

Net income for the first six months of 2017 increased $3.9 million compared to the same period a year ago. Net income for the current year included life insurance death benefit proceeds of $502 thousand that were not subject to income tax. Net income for 2016 was negatively impacted by $3.0 million of branch acquisition and balance sheet restructuring costs, a $546 thousand other-than-temporary-impairment of an investment security and the write-off of a $363 thousand deferred tax asset. In the current year, net interest income was $2.4 million higher, noninterest income was $1.1 million higher and noninterest expenses were $1.9 million lower. These positive changes were offset by an increase in the provision for loan and lease losses of $500 thousand, and a provision for income taxes that was $1.1 million higher.

We continued our quarterly cash dividends of $0.03 per share during the six months ended June 30, 2017. In determining the amount of dividend to be paid, management considers capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio, and the dividend yield.

Return on Average Assets, Average Total Equity and Common Shareholders' Equity

The following table presents the returns on average assets and average total equity for the six months ended June 30, 2017 and 2016. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Return on average assets	0.78%	0.11%
Return on average total equity	8.66%	1.31%

NET INTEREST INCOME AND NET INTEREST MARGIN

For the three months ended June 30, 2017 compared to the same period a year ago:

Net interest income increased $958 thousand compared to the same period a year ago.

Interest income for the three months ended June 30, 2017 increased $1.1 million or 10% to $11.3 million. Interest and fees on loans increased $962 thousand primarily due to increased average loan balances. Interest on securities increased $10 thousand and interest on interest-bearing deposits due from banks increased $91 thousand.

Interest expense for the second quarter of 2017 increased $105 thousand or 10% to $1.1 million. The increase was primarily caused by an increase in the average rate paid on interest-bearing deposits.

For the six months ended June 30, 2017 compared to the same period a year ago:

Net interest income increased $2.4 million compared to the same period a year ago.

Interest income for the six months ended June 30, 2017 increased $2.0 million or 10% to $22.1 million. Interest and fees on loans increased $1.9 million due to increased average loan balances. Interest on securities decreased $49 thousand due to decreased yields partially offset by increased average balances. Interest on interest bearing deposits due from banks increased $130 thousand due to increased average balances and increases in the rate we receive on interest bearing deposits.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense for the first six months of 2017 decreased $412 thousand or 16% to $2.2 million. The net decrease was primarily caused by a $482 thousand decrease in interest on FHLB term debt. Late in the first quarter of 2016 all FHLB term debt was repaid and an interest rate hedge associated with $75.0 million of that debt was terminated.

Average Balances, Interest Income/Expense and Yields/Rates Paid

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$821,321	$9,758	4.77%	$742,684	$8,796	4.76%
Taxable securities	143,705	872	2.43%	124,183	808	2.62%
Tax-exempt securities	73,927	534	2.90%	77,168	588	3.06%
Interest-bearing deposits in other banks	58,691	156	1.07%	46,097	65	0.57%
Average interest-earning assets	1,097,644	11,320	4.14%	990,132	10,257	4.17%
Cash and due from banks	17,364			17,028
Premises and equipment, net	15,809			15,632
Other assets	39,630			41,394
Average total assets	$1,170,447			$1,064,186

Interest-bearing liabilities:
Interest-bearing demand	$421,888	184	0.17%	$382,811	130	0.14%
Savings deposits	109,857	47	0.17%	103,990	41	0.16%
Certificates of deposit	208,703	545	1.05%	223,958	515	0.92%
Net term debt	19,539	298	6.12%	19,510	295	6.08%
Junior subordinated debentures	10,310	71	2.76%	10,310	59	2.30%
Average interest-bearing liabilities	770,297	1,145	0.60%	740,579	1,040	0.56%
Noninterest-bearing demand	275,039			220,377
Other liabilities	12,256			11,913
Shareholders’ equity	112,855			91,317
Average liabilities and shareholders’ equity	$1,170,447			$1,064,186
Net interest income and net interest margin (4)		$10,175	3.72%		$9,217	3.74%
Tax equivalent net interest margin (3)			3.82%			3.87%

(1) Interest income on loans is net of deferred fees and costs of approximately $131 thousand and $352 thousand for the three months ended June 30, 2017 and 2016, respectively.

(2)  Net loans includes average nonaccrual loans of $9.8 million and $11.4 million for the three months ended June 30, 2017 and 2016, respectively.

(3)  Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $275 thousand and $303 thousand for the three months ended June 30, 2017 and 2016, respectively.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

(5) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively, and annualizing the result.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$814,098	$19,142	4.74%	$731,740	$17,247	4.74%
Taxable securities	140,660	1,661	2.38%	122,050	1,592	2.62%
Tax-exempt securities	73,726	1,064	2.91%	77,510	1,182	3.07%
Interest-bearing deposits in other banks	57,920	270	0.94%	48,676	140	0.58%
Average interest-earning assets	1,086,404	22,137	4.11%	979,976	20,161	4.14%
Cash and due from banks	17,120			14,665
Premises and equipment, net	15,986			14,008
Other assets	39,928			40,543
Average total assets	$1,159,438			$1,049,192

Interest-bearing liabilities:
Interest-bearing demand	$421,156	332	0.16%	$353,291	252	0.14%
Savings deposits	111,742	94	0.17%	100,008	86	0.17%
Certificates of deposit	211,934	1,074	1.02%	222,897	1,112	1.00%
Net term debt	19,071	591	6.25%	55,478	1,077	3.90%
Junior subordinated debentures	10,310	137	2.68%	10,310	113	2.20%
Average interest-bearing liabilities	774,213	2,228	0.58%	741,984	2,640	0.72%
Noninterest-bearing demand	268,994			201,457
Other liabilities	12,343			14,439
Shareholders’ equity	103,888			91,312
Average liabilities and shareholders’ equity	$1,159,438			$1,049,192
Net interest income and net interest margin (4)		$19,909	3.70%		$17,521	3.60%
Tax equivalent net interest margin (3)			3.80%			3.72%
(1) Interest income on loans is net of deferred fees and costs of approximately $328 thousand and $667 thousand for the six months ended June 30, 2017 and 2016, respectively.

(2) Net loans includes average nonaccrual loans of $10.3 million and $10.9 million for the six months ended June 30, 2017 and 2016, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $548 thousand and $609 thousand for the six months ended June 30, 2017 and 2016, respectively.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

(5) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively, and annualizing the result.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three and six months ended June 30, 2017 and 2016. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended June 30, 2017 Over Three Months Ended June 30, 2016
(Amounts in thousands)	Volume	Rate	Total
Increase in interest income:
Net loans	$934	$28	$962
Taxable securities	112	(48)	64
Tax-exempt securities (1)	(37)	(45)	(82)
Interest-bearing deposits in other banks	22	69	91
Total increase	1,031	4	1,035

Increase (decrease) in interest expense:
Interest-bearing demand	14	40	54
Savings deposits	2	4	6
Certificates of deposit	(30)	60	30
Net term debt	—	3	3
Junior subordinated debentures	—	12	12
Total (decrease) increase	(14)	119	105
Net increase (decrease)	$1,045	$(115)	$930

(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

	Six Months Ended June 30, 2017 Over Six Months Ended June 30, 2016
(Amounts in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Net loans	$1,936	$(41)	$1,895
Taxable securities	182	(113)	69
Tax-exempt securities (1)	(85)	(94)	(179)
Interest-bearing deposits in other banks	30	100	130
Total increase (decrease)	2,063	(148)	1,915

Increase (decrease) in interest expense:
Interest-bearing demand	52	28	80
Savings deposits	10	(2)	8
Certificates of deposit	(56)	18	(38)
Net term debt	(711)	225	(486)
Junior subordinated debentures	—	24	24
Total (decrease) increase	(705)	293	(412)
Net increase (decrease)	$2,768	$(441)	$2,327

(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

Due to a combination of net loan losses and loan portfolio growth, we recorded a $300 thousand and $500 thousand provision for loan and lease losses during the three and six months ended June 30, 2017, respectively. We made no provision for loan and lease losses during the year ended December 31, 2016. See Note 5 - Loans in the Notes to Consolidated Financial Statements for further discussion.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

The following table presents the key components of noninterest income for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(Amounts in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$142	$88	$54	61%	$269	$160	$109	68%
ATM and point of sale	288	335	(47)	(14)%	554	427	127	30%
Payroll and benefit processing fees	147	139	8	6%	338	299	39	13%
Life insurance	135	153	(18)	(12)%	781	309	472	153%
Gain on investment securities, net	35	28	7	25%	101	122	(21)	(17)%
Other than temporary impairment on investment securities	—	(546)	546	100%	—	(546)	546	100%
Federal Home Loan Bank of San Francisco dividends	54	99	(45)	(45)%	157	189	(32)	(17)%
Other	182	141	41	29%	325	426	(101)	(24)%
Total noninterest income	$983	$437	$546	125%	$2,525	$1,386	$1,139	82%

For the three months ended June 30, 2017 compared to the same period a year ago:

●	Noninterest income for 2016 was negatively impacted by the $546 thousand impairment of a bond investment.

For the six months ended June 30, 2017 compared to the same period a year ago:

●	During the current year we recognized life insurance death benefit proceeds of $502 thousand.
●

Our branch and offsite ATM acquisition completed late in the first quarter of 2016, enhanced 2017 point of sale and ATM fees by $127 thousand and enhanced service charges on deposit accounts by $109 thousand.

NONINTEREST EXPENSE

The following table presents the key elements of noninterest expense for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(Amounts in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Noninterest expense:
Salaries & related benefits	$4,147	$4,086	$61	1%	$9,005	$8,315	$690	8%
Premises & equipment	1,054	987	67	7%	2,102	1,776	326	18%
Federal Deposit Insurance Corporation insurance premium	104	181	(77)	(43)%	152	337	(185)	(55)%
Data processing fees	450	374	76	20%	857	678	179	26%
Professional service fees	501	470	31	7%	894	906	(12)	(1)%
Telecommunications	223	199	24	12%	434	346	88	25%
Branch acquisition costs	—	168	(168)	(100)%	—	580	(580)	(100)%
Loss on cancellation of interest rate swap	—	—	—	—%	—	2,325	(2,325)	(100)%
Other	1,235	1,203	32	3%	2,331	2,406	(75)	(3)%
Total noninterest expense	$7,714	$7,668	$46	1%	$15,775	$17,669	$(1,894)	(11)%

For the three months ended June 30, 2017 compared to the same period a year ago:

Noninterest expense for the three months ended June 30, 2017 increased $46 thousand compared to the same period a year previous. The increase was primarily due to termination and write-off of a $137 thousand software development project and data processing fees that increased $76 thousand. In 2017, branch acquisition and balance sheet reconfiguration costs of $168 thousand recorded in the same period a year previous did not recur.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2017 compared to the same period a year ago:

Noninterest expense for the six months ended June 30, 2017 decreased $1.9 million compared to the same period a year ago. The decrease in noninterest expense was primarily due to the $3.0 million of branch acquisition and balance sheet restructuring costs recorded in the prior year that did not recur. The decrease was partially offset by the following items.

●	Salaries and related benefits costs increased $286 thousand directly related to the branch locations acquired late in the first quarter of 2016.
●	Premises and equipment expense increased $202 thousand directly related to the branch and offsite ATM locations acquired in the first quarter of 2016.
●	Termination and write-off of a $137 thousand software development project during the second quarter of 2017.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016
Income before provision for income taxes	$3,144	$1,986	$6,159	$1,238
Provision for income taxes	$935	$430	$1,698	$642
Effective tax rate	29.74%	21.65%	27.57%	51.86%
Provision for income taxes - excluding DTA write-off	$935	$430	$1,698	$279
Effective tax rate - excluding DTA write-off	29.74%	21.65%	27.57%	22.54%

During the three months ended June 30, 2017, the Company recorded a provision for income taxes of $935 thousand (29.74% effective tax rate) compared with a provision for income taxes of $430 thousand (21.65% effective tax rate) for the same period a year ago.

During the six months ended June 30, 2017, the Company recorded a provision for income taxes of $1.7 million (27.57% effective tax rate) compared with a provision for income taxes of $642 thousand (51.86% effective tax rate) for the same period a year previous.

●

Life insurance death benefits of $502 thousand recorded during the current year are not subject to income tax, and if excluded from pretax income, the effective tax rate would have been 30.0% for the six months ended June 30, 2017.

●

During the six months ended June 30, 2016, the Company recorded an income tax expense of $642 thousand which was comprised of a $279 thousand tax provision on operating income (22.5% of pretax income of $1.2 million) and the write-off of a $363 thousand deferred tax asset.

Excluding the unique items described above, the company’s effective tax rate on operating income has increased from 21.7% and 22.5% (three and six month periods ended June 30, 2016, respectively) to 29.7% and 30.0% (three and six month periods ended June 30, 2017, respectively). The increase has occurred as the items which lower the company’s effective tax rate (muni income, tax credits and permanent deductions arising from investments in low income housing partnerships) remain essentially unchanged in amount from year to year, but comprise a significantly smaller percentage of pre-tax income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2017, we had total consolidated assets of $1.2 billion, gross loans of $815.4 million, allowance for loan and lease losses (“ALLL”) of $11.7 million, total deposits of $1.0 billion, and shareholders’ equity of $126.0 million.

We continued to maintain a strong liquidity position during the reporting period. As of June 30, 2017, we maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $23.4 million. We also held interest-bearing deposits in the amount of $73.4 million.

Available-for-sale investment securities totaled $209.6 million at June 30, 2017, compared to $175.2 million at December 31, 2016. Our available-for-sale investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations.

During the first six months of 2017, we purchased 49 securities with a par value of $67.4 million and weighted average yield of 2.51% and sold 22 securities with a par value of $26.1 million and weighted average yield of 2.00%. The sales activity on available-for-sale securities resulted in $101 thousand in net realized gains for the six months ended June 30, 2017. During the six months ended June 30, 2017, we also received $9.8 million in proceeds from principal payments, calls and maturities within the available-for-sale securities portfolio.

At June 30, 2017, our net unrealized gains on available-for-sale investment securities were $682 thousand compared to net unrealized losses of $1.3 million at December 31, 2016. The unrealized gains arising during the six months ended June 30, 2017 were primarily driven by a narrowing of market spreads and changes in interest rates.

We recorded gross loan balances of $815.4 million at June 30, 2017, compared to $804.2 million at December 31, 2016; an increase of $11.2 million. The increase in gross loans occurred primarily in the Bank’s Sacramento marketplace and is the result of investments in our SBA division and in our expanded Sacramento commercial banking group.

The ALLL at June 30, 2017 increased $144 thousand to $11.7 million compared to $11.5 million at December 31, 2016. A combination of net loan losses and loan portfolio growth supported management’s decision to record a $500 thousand provision for loan and lease losses during the six months ended June 30, 2017. During the year ended December 31, 2016, there were no provisions for loan and lease losses. Net loan charge-offs were $356 thousand during the six months ended June 30, 2017, compared to net loan loss recoveries of $684 thousand during the same period a year previous. At June 30, 2017, relying on our ALLL methodology, which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $2.2 million to $9.2 million, or 1.12% of gross loans, as of June 30, 2017, compared to $11.4 million, or 1.42% of gross loans as of December 31, 2016. Past due loans as of June 30, 2017 decreased $ 1.1 million to $3.4 million, compared to $4.6 million as of December 31, 2016. We believe that risk grading for past due loans appropriately reflects the risk associated with the past due loans. See Note 5 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $15.4 million at June 30, 2017 a decrease of $809 thousand compared to $16.2 million at December 31, 2016.

Our OREO balance at June 30, 2017 was $1.5 million compared to $759 thousand at December 31, 2016. For the six months ended June 30, 2017, we transferred five foreclosed properties in the amount of $924 thousand to OREO and we sold four properties with balances of $113 thousand for a net loss of $59 thousand. During the six months ended June 30, 2017, we recognized a write-down of $52 thousand on one OREO property.

Bank-owned life insurance decreased $1.5 million during the six months ended June 30, 2017 to $21.6 million compared to $23.1 million at December 31, 2016. During the first quarter of 2017, we received $2.2 million from life insurance death benefit proceeds, of which $502 thousand was recorded in income. Our net deferred tax assets were $8.7 million at June 30, 2017 compared to $9.5 million at December 31, 2016.

Other assets which include the Bank’s investment in low income housing tax credit partnerships and investment in Federal Home Loan Bank of San Francisco stock totaled $19.6 million at June 30, 2017 compared to $20.4 million at December 31, 2016.

Total deposits at June 30, 2017 increased $108.7 million or 12% to $1.0 billion compared to the same date a year ago and increased $41.6 million or 8% annualized compared to December 31, 2016.

●	Total non-maturing deposits increased $124.5 million or 17% compared to the same date a year ago and increased $50.6 million or 13% annualized compared to December 31, 2016.
●	Certificates of deposit decreased $15.9 million or 7% compared to the same date a year ago and decreased $9.0 million or 8% annualized compared to December 31, 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other liabilities which include the Bank’s income tax liabilities, supplemental executive retirement plan and funding obligation for investments in qualified affordable housing partnerships decreased $1.7 million to $11.5 million as of June 30, 2017 compared to $13.2 million at December 31, 2016.

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

Available-for-sale investment securities totaled $209.6 million at June 30, 2017, compared to $175.2 million at December 31, 2016. During the first six months of 2017, we continued to deploy liquidity provided by the March 2016 branch acquisition, strong organic deposit growth and the sale of common stock into loan originations, interest bearing deposits at other banks and available for sale securities.

Our held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk, many of which are pledged as collateral for our local agency deposit program. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had amortized costs of $31.3 million at June 30, 2017, compared to $31.2 million at December 31, 2016. There were no held-to-maturity securities purchased during the six months ended June 30, 2017.

The following table presents the carrying value of the investment securities portfolio by classification and major type as of June 30, 2017 and December 31, 2016.

	June 30,	December 31,
(Amounts in thousands)	2017	2016
Available-for-sale securities: (1)
U.S. government & agencies	$24,231	$10,354
Obligations of state and political subdivisions	58,400	59,428
mortgage-backed securities and collateralized mortgage obligations	91,375	69,604
Corporate securities	8,312	16,116
Commercial mortgage-backed securities	23,421	15,514
Other asset-backed securities	3,870	4,158
Total	$209,609	$175,174
Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$31,329	$31,187

(1) Available-for-sale securities are reported at fair value, and held-to-maturity securities are reported at amortized cost.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents information regarding the amortized cost, maturity structure and average yield of the investment portfolio at June 30, 2017.

			Over One Through		Over Five Through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$—	—%	$—	—%	$1,782	2.30%	$22,438	2.57%	$24,220	2.55%
Obligations of state and political subdivisions	189	2.73%	5,807	2.66%	24,615	2.81%	26,465	2.53%	57,076	2.66%
Mortgage-backed securities and collateralized mortgage obligations	214	4.70%	45,764	2.25%	39,704	2.77%	6,160	2.89%	91,842	2.52%
Corporate securities	1,023	1.74%	6,245	3.32%	1,000	2.00%	—	—%	8,268	2.97%
Commercial mortgage-backed securities	—	—%	939	1.28%	5,240	2.09%	17,405	2.39%	23,584	2.28%
Other asset-backed securities	—	—%	—	—%	—	—%	3,937	2.26%	3,937	2.26%
Total	$1,426	2.31%	$58,755	2.39%	$72,341	2.71%	$76,405	2.53%	$208,927	2.55%
Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$—	—%	$6,750	3.32%	$11,448	2.83%	$13,131	3.39%	$31,329	3.17%

(1) The maturities for the collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

Loan Portfolio

Loan Concentrations

Historically, we have concentrated our loan origination activities primarily within El Dorado, Placer, Sacramento, and Shasta counties in California. In recent years our loan origination activity has expanded to include other portions of California and northern Nevada. We manage our credit risk through various diversifications of our loan portfolio, the application of sound underwriting policies and procedures, and ongoing credit monitoring practices. Generally, the loans are secured by real estate or other assets located in California. Repayment is expected from the borrower’s cash flows or cash flows from real estate investments.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of June 30, 2017 and December 31, 2016.

(Amounts in thousands)	June 30,		December 31,
Loan Portfolio	2017	%	2016	%
Commercial	$152,204	19%	$153,844	19%
Commercial real estate:
Real estate - construction and land development	22,275	3	36,792	5
Real estate - commercial non-owner occupied	310,995	38	292,615	36
Real estate - commercial owner occupied	184,868	23	167,335	21
Residential real estate:
Real estate - residential - ITIN	43,229	5	45,566	6
Real estate - residential - 1-4 family mortgage	18,904	2	20,425	3
Real estate - residential - equity lines	32,133	4	35,953	4
Consumer and other	50,780	6	51,681	6
Gross loans	815,388	100%	804,211	100%
Deferred loan fees	1,541		1,324
Loans, net of deferred fees and costs	816,929		805,535
Allowance for loan and lease losses	(11,688)		(11,544)
Net loans	$805,241		$793,991

The following table sets forth the maturity and re-pricing distribution of our gross loans outstanding as of June 30, 2017, which, based on remaining scheduled repayments of principal, are due within the periods indicated.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$41,972	$57,220	$53,012	$152,204
Commercial real estate:
Real estate - construction and land development	4,930	3,952	13,393	22,275
Real estate - commercial non-owner occupied	4,538	56,585	249,872	310,995
Real estate - commercial owner occupied	5,113	20,353	159,402	184,868
Residential real estate:
Real estate - residential - ITIN	—	—	43,229	43,229
Real estate - residential - 1-4 family mortgage	295	3,133	15,476	18,904
Real estate - residential - equity lines	22	4,595	27,516	32,133
Consumer and other	47,922	607	2,251	50,780
Gross loans	$104,792	$146,445	$564,151	$815,388
Loans due after one year with:
Fixed rates		$62,446	$176,045	$238,491
Variable rates		83,999	388,106	472,105
Total		$146,445	$564,151	$710,596

Loans with unique credit characteristics

In April of 2009, we completed a loan ‘swap’ transaction, which included a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are geographically disbursed throughout the United States and are made to legal United States residents who do not possess a social security number. The ITIN loan portfolio is serviced through a third party. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we become responsible for servicing of these ITIN loans, then we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.

Purchased Loans

In addition to loans we have originated, the loan portfolio includes purchased loan pools and purchased participations. Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ALLL is not recorded at the acquisition date. Additional information regarding the individual purchased loan pools can be found in Note 13 Purchase of Financial Assets in the Notes to Consolidated Financial Statements in this document.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the recorded investment in purchased loans at June 30, 2017 and December 31, 2016.

(Amounts in thousands)	June 30, 2017		December 31, 2016
Purchased Loans	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$108	—%	$109	—%
Commercial real estate	31,405	4	31,662	4
Residential real estate	50,061	6	52,888	7
Consumer and other	48,686	6	49,057	6
Total purchased loans	$130,260	16%	$133,716	17%

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

The following table summarizes our nonperforming assets as of June 30, 2017 and December 31, 2016.

(Amounts in thousands)	June 30,	December 31,
Nonperforming Assets	2017	2016
Commercial	$2,410	$2,749
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	1,196
Real estate - commercial owner occupied	639	784
Total commercial real estate	1,835	1,980
Residential real estate:
Real estate - residential - ITIN	3,346	3,576
Real estate - residential - 1-4 family mortgage	653	1,914
Real estate - residential - equity lines	872	917
Total residential real estate	4,871	6,407
Consumer and other	38	250
Total nonaccrual loans	9,154	11,386
90 days past due and still accruing	—	—
Total nonperforming loans	9,154	11,386
Other real estate owned	1,517	759
Total nonperforming assets	$10,671	$12,145
Nonperforming loans to loans, net of deferred fees and costs	1.12%	1.41%
Nonperforming assets to total assets	0.88%	1.06%

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

As of June 30, 2017, we had $11.3 million in troubled debt restructurings compared to $12.1 million as of December 31, 2016. As of June 30, 2017, we had 118 restructured loans that qualified as troubled debt restructurings, of which 111 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.39% of gross loans as of June 30, 2017, compared to 1.50% at December 31, 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impaired loans of $6.7 million and $7.1 million were classified as accruing troubled debt restructurings at June 30, 2017 and December 31, 2016, respectively. The restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. For a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. As of June 30, 2017, we had one restructured commercial line of credit in nonaccrual status that had $107 thousand in available credit. We had no other obligations to lend additional funds on any other restructured loans as of June 30, 2017 or December 31, 2016.

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of June 30, 2017 and December 31, 2016.

(Amounts in thousands)	June 30,	December 31,
Troubled Debt Restructurings	2017	2016
Accruing troubled debt restructurings
Commercial	$703	$776
Commercial real estate:
Real estate - commercial non-owner occupied	806	808
Residential real estate:
Real estate - residential - ITIN	4,712	5,033
Real estate - residential - equity lines	445	454
Total accruing troubled debt restructurings	$6,666	$7,071

Nonaccruing troubled debt restructurings
Commercial	$1,757	$1,940
Residential real estate:
Real estate - residential - ITIN	2,524	2,691
Real estate - residential - 1-4 family mortgage	321	335
Consumer and other	28	29
Total nonaccruing troubled debt restructurings	$4,630	$4,995
Total troubled debt restructurings

Commercial	$2,460	$2,716
Commercial real estate:
Real estate - commercial non-owner occupied	806	808
Residential real estate:
Real estate - residential - ITIN	7,236	7,724
Real estate - residential - 1-4 family mortgage	321	335
Real estate - residential - equity lines	445	454
Consumer and other	28	29
Total troubled debt restructurings	$11,296	$12,066

Total troubled debt restructurings to gross loans outstanding at period end	1.39%	1.50%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at June 30, 2017 increased $144 thousand to $11.7 million compared to $11.5 million at December 31, 2016. A combination of net loan losses and loan portfolio growth supported management’s decision to record a $300 thousand and $500 thousand provision for loan and lease losses during the three and six months ended June 30, 2017, respectively. During the year ended December 31, 2016 there were no provisions for loan and lease losses.

We recorded net loan charge-offs of $356 thousand for the six months ended June 30, 2017 compared to net loan loss recoveries of $364 thousand for the year ended December 31, 2016. Charge-offs of $466 thousand during the six months ended June 30, 2017 occurred primary from purchased consumer loans and were partially offset by recoveries of $235 thousand from five commercial loan relationships. Our ALLL as a percentage of gross loans was 1.43% as of June 30, 2017 and 1.44% as of December 31, 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the ALLL roll forward for the six months ended June 30, 2017, twelve months ended December 31, 2016 and the six months ended June 30, 2016. This table also includes impaired loan information at June 30, 2017, December 31, 2016 and June 30, 2016.

	For The Six Months Ended	For The Twelve Months Ended	For The Six Months Ended
(Amounts in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Beginning balance ALLL	$11,544	$11,180	$11,180
Provision for loan and lease loss charged to expense	500	—	—
Loans charged off	(806)	(2,784)	(2,041)
Loan and lease loss recoveries	450	3,148	2,725
Ending balance ALLL	$11,688	$11,544	$11,864

	At June 30, 2017	At December 31, 2016	At June 30, 2016
Nonaccrual loans:
Commercial	$2,410	$2,749	$2,149
Real estate - commercial non-owner occupied	1,196	1,196	1,197
Real estate - commercial owner occupied	639	784	816
Real estate - residential - ITIN	3,346	3,576	3,664
Real estate - residential - 1-4 family mortgage	653	1,914	1,824
Real estate - residential - equity lines	872	917	995
Consumer and other	38	250	266
Total nonaccrual loans	9,154	11,386	10,911
Accruing troubled-debt restructured loans:
Commercial	703	776	760
Real estate - commercial non-owner occupied	806	808	816
Real estate - residential - ITIN	4,712	5,033	5,336
Real estate - residential - equity lines	445	454	548
Total accruing restructured loans	6,666	7,071	7,460

All other accruing impaired loans	—	337	550
Total impaired loans	$15,820	$18,794	$18,921

Gross loans outstanding	$815,388	$804,211	$754,140

Ratio of ALLL to gross loans outstanding	1.43%	1.44%	1.57%
Nonaccrual loans to gross loans outstanding	1.12%	1.42%	1.45%

As of June 30, 2017, impaired loans totaled $15.8 million, of which $9.2 million were in nonaccrual status. Of the total impaired loans, $8.1 million or 116 were ITIN loans with an average balance of approximately $69 thousand. The remaining impaired loans consist of nine commercial loans, three commercial real estate loans, four residential mortgages, ten home equity loans and two consumer loans.

At June 30, 2017, impaired loans had a corresponding specific allowance of $1.1 million. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the allocation of the ALLL and percent of loans in each category to gross loans as of June 30, 2017 and December 31, 2016.

(Amounts in thousands)	June 30, 2017		December 31, 2016
ALLL	Amount	% Loan Category	Amount	% Loan Category
Commercial	$2,850	24%	$2,849	25%
Commercial real estate:
Real estate - construction and land development	104	1	177	2
Real estate - commercial non-owner occupied	4,106	34	3,637	32
Real estate - commercial owner occupied	1,862	16	1,764	15
Residential real estate:
Real estate - residential - ITIN	545	5	973	8
Real estate - residential - 1-4 family mortgage	92	1	106	1
Real estate - residential - equity lines	560	5	637	5
Consumer and other	1,137	10	955	8
Unallocated	432	4	446	4
Total ALLL	$11,688	100%	$11,544	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2017 and December 31, 2016, the unallocated allowance amount represented 4% of the ALLL. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

Deposits

Total deposits as of June 30, 2017 were $1.0 billion compared to $1.0 billion at December 31, 2016, an increase of $41.6 million or 8% annualized. The following table presents the deposit balances by major category as of June 30, 2017, and December 31, 2016.

(Amounts in thousands)	June 30, 2017		December 31, 2016
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$303,560	30%	$270,398	27%
Interest-bearing demand	197,753	19	198,328	20
Money market accounts	229,045	22	207,241	20
Savings	109,472	10	113,309	11
Certificates of deposit, $100,000 or greater	161,907	15	167,962	17
Certificates of deposit, less than $100,000	44,488	4	47,428	5
Total	$1,046,225	100%	$1,004,666	100%

The following table sets forth the distribution of our year-to-date average daily balances and their respective average rates for the six months ended June 30, 2017, and the year ended December 31, 2016.

	For the Six Months Ended June 30, 2017		For the Year Ended December 31, 2016
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$205,488	0.13%	$172,011	0.12%
Money market accounts	215,668	0.19%	202,159	0.16%
Savings	111,742	0.17%	104,771	0.17%
Certificates of deposit	211,934	1.02%	221,074	0.99%
Interest-bearing deposits	744,832	0.41%	700,015	0.41%
Noninterest-bearing demand	268,994		226,368
Average total deposits	$1,013,826		$926,383

Term debt	$19,071	6.25%	$37,286	4.47%
Junior subordinated debentures	10,310	2.68%	10,310	2.28%
Average total borrowings	$29,381	5.00%	$47,596	4.00%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit Maturity Schedule

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of June 30, 2017.

(Amounts in thousands)	June 30,
Maturing in:	2017
Three months or less	$22,964
Three through six months	24,764
Six through twelve months	39,577
Over twelve months	74,602
Total	$161,907

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

In accordance with regulatory Call Report instructions, we filed quarterly Call Reports, which listed brokered deposits of $56.8 million, and $65.2 million at June 30, 2017 and December 31, 2016, respectively. These amounts were obtained through the CDARS and ICS programs.

Borrowings

Term Debt

At June 30, 2017, we had term debt outstanding with a carrying value of $18.1 million compared to $18.7 million at December 31, 2016. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of June 30, 2017 and December 31, 2016 the Bank had no Federal Home Loan Bank of San Francisco advances outstanding. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the six months ended June 30, 2017 and the year ended December 31, 2016 was $608 thousand and $18.0 million, respectively. See Note 7 Federal Funds Purchased and Lines of Credit in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings and our remaining line of credits.

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million. The debt is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce. At June 30, 2017, the Senior Debt had a balance of $8.3 million net of unamortized debt issuance costs at a variable rate of three month LIBOR plus 400 basis points and matures in 2020. The effective interest rate at June 30, 2017, was 5.30%

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million of fixed to floating rate subordinated notes. The subordinated debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points. At June 30, 2017, the Subordinated Debt had a balance of $9.8 million net of unamortized debt issuance costs due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July 2005, the Holding Company participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at three month LIBOR plus 158 basis points. The effective interest rate at June 30, 2017 was 2.83%.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of total deposits at June 30, 2017 and December 31, 2016.

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

The Bank had the following lines of credit:

●

Line of credit with the Federal Home Loan Bank of San Francisco totaling $332.4 million as of June 30, 2017; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	Line of credit with the Federal Reserve Bank totaling $25.2 million subject to collateral requirements, namely the amount of certain pledged loans.
●

Uncommitted federal funds line of credit agreements with additional financial institutions totaling $35.0 million at June 30, 2017. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company's cash flows are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. As described in the paragraph below, the Holding Company has received $26.8 million in proceeds from the sale of common stock and there are no plans to pay dividends from the Bank to the Holding Company.

On May 10, 2017, the Company completed the sale of 2,738,096 shares of its common stock at a public offering price of $10.50 and received net proceeds of $26.8 million. These proceeds will support lending and investment activities, support or fund acquisitions of other institutions or branches as and if opportunities for such transactions become available, or repay certain borrowings. During the second quarter of 2017, we deployed liquidity provided by the sale of common stock into available-for-sale securities and interest-bearing deposits at other banks.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $5.3 million was provided by operating activities for the six months ended June 30, 2017. The material differences between cash provided by operating activities and net income was due to a $278 thousand increase in cash surrender value of BOLI and non-cash items including depreciation, amortization of $2.1 million and a provision for loan and lease loss of $500 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash of $43.9 million used by investing activities consisted principally of $43.2 million in net purchases of available-for-sale investment securities and $12.5 million in net loan purchases and originations. Partially offset by $9.8 million in proceeds from maturities and payments of available-for-sale securities and $2.2 million of life insurance proceeds.

Net cash of $67.1 million provided by financing activities consisted principally of a $50.6 million increase in demand deposits and savings accounts and $26.8 million in proceeds from issuance of common stock partially offset by a decrease in certificates of deposit accounts of $9.0 million.

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

As of June 30, 2017, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of June 30, 2017, are presented in the following table.

	June 30, 2017
(Amounts in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Ratio plus Capital Conservation Buffer	Minimum Capital Requirement
Holding Company:
Common equity tier 1 capital ratio	$123,053	12.55%	n/a	n/a	4.50%
Tier 1 capital ratio	$132,922	13.56%	n/a	n/a	6.00%
Total capital ratio	$155,181	15.83%	n/a	n/a	8.00%
Tier 1 leverage ratio	$132,922	11.38%	n/a	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$124,302	12.66%	6.50%	5.750%	4.50%
Tier 1 capital ratio	$124,302	12.66%	8.00%	7.250%	6.00%
Total capital ratio	$136,574	13.91%	10.00%	9.250%	8.00%
Tier 1 leverage ratio	$124,302	10.64%	5.00%	n/a	4.00%

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

Capital Ratios for the Holding Company include the benefit of $26.8 million net proceeds from the sale of 2,738,096 shares of common stock in the second quarter of 2017.

Cash Dividends and Payout Ratios per Common Share

During the six months ended June 30, 2017 and the year ended December 31, 2016, we declared quarterly cash dividends of $0.03 per common share.

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

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06
Dividend payout ratio	20%	27%	19%	150%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS

Information regarding Off-Balance Sheet Arrangements is included in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements incorporated in this document.

CONCENTRATION OF CREDIT RISK

Information regarding Concentration of Credit Risk is included in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements incorporated in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of June 30, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of June 30, 2017, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first six months of 2017 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: August 4, 2017	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)