Form 10-Q
period 2017-09-30
Bank of Commerce Holdings
filed 2017-11-03
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission file number 0-25135

Bank of Commerce Holdings

California	94-2823865
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 Capitol Mall, Suite 1255	95814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 421-2575

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of October 26, 2017: 16,271,563

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

September 30, 2017 and December 31, 2016

	September 30,	December 31,
(Amounts in thousands, except share information)	2017	2016
Assets:
Cash and due from banks	$19,929	$16,419
Interest-bearing deposits in other banks	65,702	51,988
Total cash and cash equivalents	85,631	68,407

Securities available-for-sale, at fair value	232,494	175,174
Securities held-to-maturity, at amortized cost	30,724	31,187

Loans, net of deferred fees and costs	826,644	805,535
Allowance for loan and lease losses	(11,692)	(11,544)
Net loans	814,952	793,991

Premises and equipment, net	15,039	16,226
Other real estate owned	699	759
Life insurance	21,764	23,098
Deferred tax asset, net	8,751	9,542
Goodwill and core deposit intangible, net	2,086	2,252
Other assets	19,741	20,356
Total assets	$1,231,881	$1,140,992

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$316,814	$270,398
Demand - interest-bearing	433,466	405,569
Savings	111,962	113,309
Certificates of deposit	200,543	215,390
Total deposits	1,062,785	1,004,666

Term debt:
Principal	17,700	18,917
Less unamortized debt issuance costs	(150)	(184)
Net term debt	17,550	18,733

Junior subordinated debentures	10,310	10,310
Other liabilities	12,831	13,177
Total liabilities	1,103,476	1,046,886

Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: issued and outstanding - 16,264,561 as of September 30, 2017 and 13,440,422 as of December 31, 2016	51,755	24,547
Retained earnings	76,179	70,218
Accumulated other comprehensive income (loss), net of tax	471	(659)
Total shareholders' equity	128,405	94,106
Total liabilities and shareholders' equity	$1,231,881	$1,140,992

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

For the three and nine months ended September 30, 2017 and 2016

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share information)	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$9,887	$9,007	$29,029	$26,254
Interest on taxable securities	1,049	689	2,710	2,281
Interest on tax-exempt securities	551	552	1,615	1,734
Interest on interest-bearing deposits in other banks	278	82	548	222
Total interest income	11,765	10,330	33,902	30,491
Interest expense:
Interest on demand deposits	196	136	528	388
Interest on savings deposits	52	43	146	129
Interest on certificates of deposit	567	524	1,641	1,636
Interest on term debt	292	292	883	1,369
Interest on junior subordinated debentures	74	59	211	172
Total interest expense	1,181	1,054	3,409	3,694
Net interest income	10,584	9,276	30,493	26,797
Provision for loan and lease losses	—	—	500	—
Net interest income after provision for loan and lease losses	10,584	9,276	29,993	26,797
Noninterest income:
Service charges on deposit accounts	132	133	401	293
ATM and point of sale fees	273	287	827	714
Fees on payroll and benefit processing	147	133	485	432
Life insurance	134	152	915	461
Gain on sale of investment securities, net	38	70	139	192
Impairment losses on investment securities	—	—	—	(546)
Federal Home Loan Bank of San Francisco dividends	80	102	237	291
Other income	191	82	516	508
Total noninterest income	995	959	3,520	2,345
Noninterest expense:
Salaries and related benefits	4,291	3,873	13,296	12,188
Premises and equipment	1,067	1,071	3,169	2,847
Federal Deposit Insurance Corporation insurance premium	78	176	230	513
Data processing fees	437	464	1,294	1,142
Professional service fees	276	303	1,119	1,209
Telecommunications	219	199	653	545
Branch acquisition costs	—	—	—	580
Loss on cancellation of interest rate swap	—	—	—	2,325
Other expenses	908	1,039	3,290	3,445
Total noninterest expense	7,276	7,125	23,051	24,794
Income before provision for income taxes	4,303	3,110	10,462	4,348
Provision for income taxes	1,427	744	3,125	1,386
Net income	$2,876	$2,366	$7,337	$2,962

Earnings per share - basic	$0.18	$0.18	$0.49	$0.22
Weighted average shares - basic	16,191	13,369	14,884	13,366
Earnings per share - diluted	$0.18	$0.18	$0.49	$0.22
Weighted average shares - diluted	16,288	13,439	14,984	13,412

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and nine months ended September 30, 2017 and 2016

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2017	2016	2017	2016
Net income	$2,876	$2,366	$7,337	$2,962

Available-for-sale securities:
Unrealized (losses) gains arising during the period	(13)	(306)	2,114	294
Income taxes	5	126	(870)	(121)
Change in unrealized gains, net of tax	(8)	(180)	1,244	173

Reclassification adjustment for realized gains included in net income	(40)	(48)	(141)	(171)
Income taxes	16	19	58	70
Realized gains, net of tax	(24)	(29)	(83)	(101)

Reclassification adjustment for other than temporary impairment included in net income	—	—	—	546
Income taxes	—	—	—	(225)
Realized impairment, net of tax	—	—	—	321
Net (decrease) increase in unrealized gains on available-for-sale securities	(32)	(209)	1,161	393

Held-to-maturity securities:
Amortization of held-to-maturity fair value adjustment	(16)	(22)	(52)	(79)
Income taxes	7	9	21	33
Net change in fair value adjustment on held-to-maturity securities	(9)	(13)	(31)	(46)

Derivatives:
Unrealized losses arising during the period	—	—	—	(348)
Income taxes	—	—	—	143
Change in unrealized losses, net of tax	—	—	—	(205)

Reclassification adjustments for net losses on derivatives included in net income	—	—	—	2,721
Income taxes	—	—	—	(1,120)
Reclassification adjustments for net losses included in net income, net of tax	—	—	—	1,601
Net change in unrealized losses on derivatives	—	—	—	1,396
Other comprehensive (loss) income	(41)	(222)	1,130	1,743
Comprehensive income – Bank of Commerce Holdings	$2,835	$2,144	$8,467	$4,705

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2016 and nine months ended September 30, 2017 (Unaudited)

				Accumulated
				Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2016	13,342	$24,214	$66,562	$(254)	$90,522
Net income	—	—	5,259	—	5,259
Other comprehensive loss, net of tax	—	—	—	(405)	(405)
Comprehensive income	—	—	—	—	4,854
Dividend on common stock ($0.12 per share)	—	—	(1,603)	—	(1,603)
Common stock issued under employee plans	29	84	—	—	84
Stock options exercised	2	10	—	—	10
Compensation expense associated with stock options	—	24	—	—	24
Compensation expense associated with restricted stock	—	215	—	—	215
Balance at December 31, 2016 (1)	13,373	$24,547	$70,218	$(659)	$94,106
(1) Excludes 67 unvested restricted shares

				Accumulated
				Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss) Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2017	13,373	$24,547	$70,218	$(659)	$94,106
Net income	—	—	7,337	—	7,337
Other comprehensive income, net of tax	—	—	—	1,130	1,130
Comprehensive income	—	—	—	—	8,467
Dividend on common stock ($0.09 per share)	—	—	(1,376)	—	(1,376)
Stock issued pursuant to public offering, net of underwriting discounts and expenses of $1.7 million	2,738	26,778	—	—	26,778
Common stock issued under employee plans	31	41	—	—	41
Stock options exercised	52	247	—	—	247
Compensation expense associated with stock options	—	18	—	—	18
Compensation expense associated with restricted stock	—	124	—	—	124
Balance at September 30, 2017 (1)	16,194	$51,755	$76,179	$471	$128,405
(1) Excludes 71 unvested restricted shares

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2017 and September 30, 2016

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2017	2016
Cash flows from operating activities:
Net income	$7,337	$2,962
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	500	—
Provision for depreciation and amortization	1,555	1,397
Amortization of core deposit intangible	166	130
Amortization of debt issuance costs	34	30
Compensation expense associated with stock options	18	18
Compensation expense associated with restricted stock	124	163
Tax benefits from vesting of restricted stock	(47)	—
Net gain on sale or call of securities	(139)	(192)
Other than temporary impairment on investment securities	—	546
Amortization of investment premiums and accretion of discounts, net	1,502	1,256
Amortization of held-to-maturity fair value adjustments	(52)	(79)
Loss on cancellation of interest rate swap	—	2,325
Loss on disposal of fixed assets	1	2
Write-down of other real estate owned	52	76
(Gain) loss on sale of other real estate owned	(22)	119
Decrease in deferred income taxes	—	363
Increase in cash surrender value of life insurance	(413)	(461)
Life insurance death benefit	(502)	—
Increase (decrease) in deferred compensation and salary continuation plans	38	(26)
Increase in deferred loan fees and costs	(446)	(285)
Decrease (increase) in other assets	887	(796)
Decrease in other liabilities	(330)	(1,059)
Net cash provided by operating activities	10,263	6,489

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	16,560	25,660
Proceeds from sale of available-for-sale securities	47,892	46,699
Purchases of available-for-sale securities	(121,616)	(70,892)
Proceeds from maturities and payments of held-to-maturity securities	679	4,310
Investment in qualified affordable housing partnerships	(18)	(688)
Net purchase of Federal Home Loan Bank of San Francisco stock	(72)	—
Loan originations, net of principal repayments	(27,189)	(74,008)
Net repayment on loan pools	5,228	12,316
Purchase of premises and equipment	(369)	(2,067)
Proceeds from the sale of other real estate owned	1,067	545
Proceeds from life insurance policy	2,249	—
Payments to derivative counterparties for the termination of interest rate swaps	—	(2,578)
Acquisition of branches, net of cash paid	—	142,411
Net cash (used) provided by investing activities	(75,589)	81,708

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2017	2016
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	$72,966	$54,607
Net decrease in certificates of deposit	(14,847)	(31,896)
Advances on term debt	30,259	55,000
Repayment of term debt	(31,476)	(130,772)
Proceeds from stock options exercised	245	4
Net proceeds from issuance of common stock	26,778	—
Cash paid when directly withholding shares for tax-withholding purposes	(85)	—
Cash dividends paid on common stock	(1,290)	(1,202)
Net cash provided by (used) in financing activities	82,550	(54,259)

Net increase in cash and cash equivalents	17,224	33,938
Cash and cash equivalents at beginning of year	68,407	51,192
Cash and cash equivalents at end of period	$85,631	$85,130

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the nine months ended September 30, 2017 and September 30, 2016

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2017	2016
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$2,521	$3,444
Interest	$3,233	$3,884
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$946	$110

Unrealized gain on investment securities available-for-sale	$1,973	$669
Changes in net deferred tax asset related to changes in unrealized gain on investment securities available-for-sale	(812)	(276)
Changes in accumulated other comprehensive income due to changes in unrealized gain on investment securities available-for-sale	$1,161	$393

Accretion of held-to-maturity investment securities from other comprehensive income to interest income	$(52)	$(79)
Changes in deferred tax related to accretion of held-to-maturity investment securities	21	33
Changes in accumulated other comprehensive income due to accretion of held-to-maturity investment securities	$(31)	$(46)

Changes in unrealized loss on derivatives	$—	$(348)
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	—	143
Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$—	$(205)

Reclassification of losses on derivatives	$—	$2,721
Changes in net deferred tax asset related to reclassification of losses on derivatives	—	(1,120)
Changes in accumulated other comprehensive income due to reclassification of losses on derivatives	$—	$1,601
Supplemental disclosures of non cash financing activities:
Vested restricted stock issued under employee plans	$41	$84
Cash dividend declared on common shares and payable after period-end	$486	$401
Transactions Related to Acquisition:
Assets acquired - fair value	$—	$155,230
Goodwill	$—	$665
Liabilities assumed - fair value	$—	$149,239

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a bank holding company (“BHC”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce) and for Bank of Commerce Mortgage (inactive). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 are derived from the unaudited interim consolidated financial statements and audited consolidated financial statements and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2017 and December 31, 2016, the Company had one wholly-owned trust (“Trust”) formed in 2005 to issue trust-preferred securities and related common securities. The Company has not consolidated the accounts of the Trust in its Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trust are reflected in our Consolidated Balance Sheets.

Application of new accounting guidance

In January of 2017, the Company adopted the Financial Accounting Standards Board's (“FASB”) Accounting Standard Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, seeks to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. By applying this ASU, the Company no longer adjusts common stock for the tax impact of shares released, instead the tax impact is recognized as tax expense in the period the shares are released. This simplifies the tracking of the tax benefits and deficiencies, but could cause volatility in tax expense for the periods presented. The consolidated statement of cash flows has been adjusted to reflect the provisions of this ASU. The application of this ASU did not have a material impact on the financial statements.

NOTE 2. COMMON STOCK OUTSTANDING AND EARNINGS PER SHARE

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended		For the Nine Months Ended
(Amounts in thousands, except per share information)	September 30,		September 30,
Earnings Per Share	2017	2016	2017	2016
Numerators:
Net income	$2,876	$2,366	$7,337	$2,962
Denominators:
Weighted average number of common shares outstanding - basic	16,191	13,369	14,884	13,366
Effect of potentially dilutive common shares (1)	97	70	100	46
Weighted average number of common shares outstanding - diluted	16,288	13,439	14,984	13,412
Earnings per common share:
Basic	$0.18	$0.18	$0.49	$0.22
Diluted	$0.18	$0.18	$0.49	$0.22
Anti-dilutive options not included in diluted earnings per share calculation	70	74	74	111
Anti-dilutive restricted shares not included in diluted earnings per share calculation	42	—	43	41

(1) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

NOTE 3. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of September 30, 2017, and December 31, 2016.

	As of September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$36,437	$122	$(85)	$36,474
Obligations of state and political subdivisions	52,609	1,343	(102)	53,850
Residential mortgage-backed securities and collateralized mortgage obligations	105,755	165	(696)	105,224
Corporate securities	6,945	97	(74)	6,968
Commercial mortgage-backed securities	26,272	29	(153)	26,148
Other asset-backed securities	3,846	6	(22)	3,830
Total	$231,864	$1,762	$(1,132)	$232,494

Held-to-maturity securities:
Obligations of state and political subdivisions	$30,724	$1,238	$(80)	$31,882

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$10,427	$10	$(83)	$10,354
Obligations of state and political subdivisions	58,847	1,001	(420)	59,428
Residential mortgage-backed securities and collateralized mortgage obligations	71,068	33	(1,497)	69,604
Corporate securities	16,153	103	(140)	16,116
Commercial mortgage-backed securities	15,786	9	(281)	15,514
Other asset-backed securities	4,237	8	(87)	4,158
Total	$176,518	$1,164	$(2,508)	$175,174

Held-to-maturity securities:
Obligations of state and political subdivisions	$31,187	$710	$(523)	$31,374

The following table presents the expected maturities of investment securities at September 30, 2017.

	Available-For-Sale		Held-To-Maturity
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,379	$1,382	$95	$98
After one year through five years	75,268	75,183	9,834	10,354
After five years through ten years	72,459	72,951	7,656	7,838
After ten years	82,758	82,978	13,139	13,592
Total	$231,864	$232,494	$30,724	$31,882

The amortized cost and fair value of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

At September 30, 2017 and December 31, 2016 securities with a fair value of $65.6 million and $39.2 million, respectively, were pledged as collateral to secure public fund deposits, Federal Home Loan Bank of San Francisco borrowings and for other purposes as required by law.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the cash proceeds from sales of securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016
Proceeds from sales of securities	$20,640	$12,310	$47,892	$46,699

Gross realized gains on sales of securities:
U.S. government & agencies	$—	$9	$—	$17
Obligations of state and political subdivisions	31	25	112	136
Residential mortgage-backed securities and collateralized mortgage obligations	16	12	53	14
Corporate securities	20	29	30	105
Commercial mortgage-backed securities	3	—	3	4
Other asset-backed securities	—	1	—	14
Total gross realized gains on sales of securities	70	76	198	290
Gross realized losses on sales of securities:
U.S. government & agencies	—	—	—	(4)
Obligations of state and political subdivisions	(10)	(3)	(10)	(3)
Residential mortgage-backed securities and collateralized mortgage obligations	(22)	—	(46)	(64)
Corporate securities	—	(2)	(3)	(27)
Commercial mortgage-backed securities	—	(1)	—	—
Other asset-backed securities	—	—	—	—
Total gross realized losses on sales of securities	(32)	(6)	(59)	(98)
Gain on investment securities, net	$38	$70	$139	$192

Investment securities that were in an unrealized loss position as of September 30, 2017 and December 31, 2016 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of September 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$15,565	$(85)	$—	$—	$15,565	$(85)
Obligations of states and political subdivisions	7,535	(39)	4,644	(63)	12,179	(102)
Residential mortgage-backed securities and collateralized mortgage obligations	57,273	(293)	23,194	(403)	80,467	(696)
Corporate securities	2,029	(14)	940	(60)	2,969	(74)
Commercial mortgage-backed securities	10,481	(48)	9,672	(105)	20,153	(153)
Other asset-backed securities	2,163	(20)	1,268	(2)	3,431	(22)
Total temporarily impaired securities	$95,046	$(499)	$39,718	$(633)	$134,764	$(1,132)

Held-to-maturity securities:
Obligations of states and political subdivisions	$1,019	$(3)	$1,965	$(77)	$2,984	$(80)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
U.S. government & agencies	$9,139	$(83)	$—	$—	$9,139	$(83)
Obligations of states and political subdivisions	20,329	(420)	—	—	20,329	(420)
Residential mortgage-backed securities and collateralized mortgage obligations	52,345	(1,396)	4,108	(101)	56,453	(1,497)
Corporate securities	8,908	(140)	—	—	8,908	(140)
Commercial mortgage-backed securities	12,041	(191)	2,849	(90)	14,890	(281)
Other asset-backed securities	2,280	(28)	1,346	(59)	3,626	(87)
Total temporarily impaired securities	$105,042	$(2,258)	$8,303	$(250)	$113,345	$(2,508)

Held-to-maturity securities:
Obligations of states and political subdivisions	$11,639	$(425)	$933	$(98)	$12,572	$(523)

At September 30, 2017 and December 31, 2016, the number of securities were in unrealized loss position was 99 and 119, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Management monitors the published credit ratings of our available-for-sale investment portfolio for material rating or outlook changes. For all securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, and because we have no plans to sell the securities before the recovery of their amortized cost, and we believe the bank has the ability to hold the securities to maturity these investments are not considered other-than-temporarily impaired.

Our Investment Policy requires that at the time of purchase,  securities purchased to be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies.

The following table presents the characteristics of our securities that are in unrealized loss positions at September 30, 2017 and December 31, 2016.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	September 30, 2017 and December 31, 2016
U.S. government & agencies	Direct obligations of the U.S. Government or obligations guaranteed by U.S. Government agencies.
Obligations of States and political subdivisions	General obligation issuances or revenue securities secured by revenues from specific sources issued by municipalities and political subdivisions located within the U.S.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include with good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at September 30, 2017 and December 31, 2016, 54% and 49% were issued or guaranteed by U.S. government sponsored entities, respectively.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations of U.S. government sponsored entities or non-governmental entities  collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements.

Other asset-backed securities	Obligations secured by high quality loans with good credit enhancements issued by non-governmental issuers.

Other-Than-Temporary Impairment

For the nine months ended September 30, 2017, we did not recognize any other-than-temporary impairment losses. We recognized one impairment loss of $546 thousand during the second quarter of 2016 related to our investment in AgriBank and there were no other impairment losses recognized during the year ended December 31, 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. LOANS

Outstanding loan balances consisted of the following at September 30, 2017, and December 31, 2016.

(Amounts in thousands)	September 30,	December 31,
Loan Portfolio	2017	2016
Commercial	$147,212	$153,844
Commercial real estate:
Real estate - construction and land development	14,700	36,792
Real estate - commercial non-owner occupied	333,766	292,615
Real estate - commercial owner occupied	183,424	167,335
Residential real estate:
Real estate - residential - Individual Tax Identification Number (“ITIN”)	42,063	45,566
Real estate - residential - 1-4 family mortgage	21,119	20,425
Real estate - residential - equity lines	31,158	35,953
Consumer and other	51,432	51,681
Gross loans	824,874	804,211
Deferred fees and costs	1,770	1,324
Loans, net of deferred fees and costs	826,644	805,535
Allowance for loan and lease losses	(11,692)	(11,544)
Net loans	$814,952	$793,991

When we purchase loans they are typically purchased at a discount to enhance yield and compensate for credit risk. Gross loan balances in the table above include net purchase discounts of $2.9 million as of September 30, 2017, and December 31, 2016.

An age analysis of past due loans (gross), segregated by class, as of September 30, 2017, and December 31, 2016, was as follows.

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
September 30, 2017	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$147,212	$147,212	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	14,700	14,700	—
Real estate - commercial non-owner occupied	—	—	—	—	333,766	333,766	—
Real estate - commercial owner occupied	142	—	—	142	183,282	183,424	—
Residential real estate:
Real estate - residential - ITIN	458	77	672	1,207	40,856	42,063	—
Real estate - residential - 1-4 family mortgage	125	196	—	321	20,798	21,119	—
Real estate - residential - equity lines	113	46	—	159	30,999	31,158	—
Consumer and other	202	80	—	282	51,150	51,432	—
Total	$1,040	$399	$672	$2,111	$822,763	$824,874	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2016	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$51	$—	$—	$51	$153,793	$153,844	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	36,792	36,792	—
Real estate - commercial non-owner occupied	—	—	1,196	1,196	291,419	292,615	—
Real estate - commercial owner occupied	—	—	114	114	167,221	167,335	—
Residential real estate:
Real estate - residential - ITIN	567	80	1,149	1,796	43,770	45,566	—
Real estate - residential - 1-4 family mortgage	147	—	856	1,003	19,422	20,425	—
Real estate - residential - equity lines	68	36	48	152	35,801	35,953	—
Consumer and other	166	70	11	247	51,434	51,681	—
Total	$999	$186	$3,374	$4,559	$799,652	$804,211	$—

Nonaccrual loans, segregated by loan class, were as follows as of September 30, 2017 and December 31, 2016.

(Amounts in thousands)	September 30,	December 31,
Nonaccrual Loans	2017	2016
Commercial	$2,309	$2,749
Commercial real estate:
Real estate - commercial non-owner occupied	—	1,196
Real estate - commercial owner occupied	617	784
Residential real estate:
Real estate - residential - ITIN	3,201	3,576
Real estate - residential - 1-4 family mortgage	626	1,914
Real estate - residential - equity lines	815	917
Consumer and other	37	250
Total	$7,605	$11,386

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $75 thousand and $93 thousand for the three months ended September 30, 2017 and 2016, respectively. We would have recognized additional interest income, net of tax, of approximately $222 thousand and $249 thousand for the nine months ended September 30, 2017 and 2016, respectively.

The following tables summarize impaired loans by loan class as of September 30, 2017, and December 31, 2016.

	As of September 30, 2017
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,322	$2,170	$—
Commercial real estate:
Real estate - commercial non-owner occupied	—	—	—
Real estate - commercial owner occupied	617	671	—
Residential real estate:
Real estate - residential - ITIN	6,347	8,111	—
Real estate - residential - 1-4 family mortgage	626	1,130	—
Real estate - residential - equity lines	815	1,316	—
Total with no related allowance recorded	$9,727	$13,398	$—

With an allowance recorded:
Commercial	$1,658	$1,701	$453
Commercial real estate:
Real estate - commercial non-owner occupied	805	805	79
Residential real estate:
Real estate - residential - ITIN	1,509	1,549	154
Real estate - residential - equity lines	441	441	220
Consumer and other	37	37	12
Total with an allowance recorded	$4,450	$4,533	$918

By loan class:
Commercial	$2,980	$3,871	$453
Commercial real estate	1,422	1,476	79
Residential real estate	9,738	12,547	374
Consumer and other	37	37	12
Total impaired loans	$14,177	$17,931	$918

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2016
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,573	$2,438	$—
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	1,196	—
Real estate - commercial owner occupied	784	841	—
Residential real estate:
Real estate - residential - ITIN	6,047	7,685	—
Real estate - residential - 1-4 family mortgage	1,914	2,722	—
Real estate - residential - equity lines	917	1,342	—
Consumer and other	210	216	—
Total with no related allowance recorded	$12,641	$16,440	$—

With an allowance recorded:
Commercial	$1,952	$1,957	$641
Commercial real estate:
Real estate - commercial non-owner occupied	808	808	21
Real estate - commercial owner occupied	337	337	64
Residential real estate:
Real estate - residential - ITIN	2,562	2,617	494
Real estate - residential - equity lines	454	454	227
Consumer and other	40	40	14
Total with an allowance recorded	$6,153	$6,213	$1,461

By loan class:
Commercial	$3,525	$4,395	$641
Commercial real estate	3,125	3,182	85
Residential real estate	11,894	14,820	721
Consumer and other	250	256	14
Total impaired loans	$18,794	$22,653	$1,461

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$3,140	$9	$2,601	$10
Commercial real estate:
Real estate - commercial non-owner occupied	1,381	12	2,010	12
Real estate - commercial owner occupied	624	—	1,147	6
Residential real estate:
Real estate - residential - ITIN	7,907	40	8,831	42
Real estate - residential - 1-4 family mortgage	634	—	1,808	—
Real estate - residential - equity lines	1,291	5	1,661	7
Consumer and other	38	—	257	—
Total	$15,015	$66	$18,315	$77

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$3,249	$29	$2,551	$14
Commercial real estate:
Real estate - commercial non-owner occupied	1,796	35	2,015	35
Real estate - commercial owner occupied	692	2	1,333	19
Residential real estate:
Real estate - residential - ITIN	8,080	120	9,037	124
Real estate - residential - 1-4 family mortgage	1,155	—	1,774	—
Real estate - residential - equity lines	1,330	14	1,558	20
Consumer and other	83	—	133	—
Total	$16,385	$200	$18,401	$212

The impaired loans on which these interest income amounts were recognized are primarily accruing troubled debt restructured loans. Loans are reported as troubled debt restructurings when we grant a concession(s) to a borrower experiencing financial difficulties that we would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as we will not collect all amounts due, either principal or interest, in accordance with the terms of the original loan agreement.

At September 30, 2017 and December 31, 2016, impaired loans of $6.6 million and $7.1 million, respectively, were classified as performing restructured loans.

For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of September 30, 2017, we had one restructured commercial line of credit in nonaccrual status that had $261 thousand in available credit. We had no obligations to lend additional funds on any restructured loans as of December 31, 2016.

As of September 30, 2017, we had $11.0 million in troubled debt restructurings compared to $12.1 million as of December 31, 2016. As of September 30, 2017, we had 118 loans that qualified as troubled debt restructurings, of which 111 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.33% of gross loans as of September 30, 2017, compared to 1.50% at December 31, 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The types of modifications offered can generally be described in the following categories:

Rate – A modification in which the interest rate is changed.

Maturity – A modification in which the maturity date is changed.

Payment deferral – A modification in which a portion of the principal is deferred.

Principal reduction – A modification in which a portion of the owing principal is decreased.

The following tables present the period end balances of newly restructured loans and the types of modifications that occurred during the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30, 2017				For the Three Months Ended September 30, 2016
(Amounts in thousands)		Rate &
Troubled Debt Restructuring Modification Types	Rate & Maturity	Payment Deferral	Payment Deferral	Total	Maturity	Rate & Maturity	Principal Reduction	Payment Deferral	Total
Commercial	$—	$—	$—	$—	$139	$—	$—	$—	$139
Residential real estate:
Real estate - residential - ITIN	—	—	—	—	—	—	82	—	82
Total	$—	$—	$—	$—	$139	$—	$82	$—	$221

	For the Nine Months Ended September 30, 2017				For the Nine Months Ended September 30, 2016
(Amounts in thousands)		Rate &
Troubled Debt Restructuring Modification Types	Rate & Maturity	Payment Deferral	Payment Deferral	Total	Maturity	Rate & Maturity	Principal Reduction	Payment Deferral	Total
Commercial	$—	$—	$—	$—	$139	$951	$—	$—	$1,090
Residential real estate:
Real estate - residential - ITIN	—	61	—	61	—	—	82	118	200
Total	$—	$61	$—	$61	$139	$951	$82	$118	$1,290

For the three and nine months ended September 30, 2017 and 2016, the tables below provide information regarding the number of loans where the contractual terms have been restructured.

	For the Three Months Ended September 30, 2017			For the Three Months Ended September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$135	$147
Residential real estate:
Real estate - residential - ITIN	—	—	—	1	97	82
Total	—	$—	$—	2	$232	$229

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2017			For the Nine Months Ended September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	2	$1,262	$1,273
Residential real estate:
Real estate - residential - ITIN	1	81	61	2	267	252
Total	1	$81	$61	4	$1,529	$1,525

There were no loans modified as troubled debt restructuring during the 12 months ended September 30, 2017 and 2016, for which there was a subsequent payment default during the three and nine months ended September 30, 2017 and 2016.

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $374 thousand at September 30, 2017.

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

Performing and nonperforming loans, segregated by class of loans, were as follows at September 30, 2017 and December 31, 2016.

(Amounts in thousands)	September 30, 2017
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$144,903	$2,309	$147,212
Commercial real estate:
Real estate - construction and land development	14,700	—	14,700
Real estate - commercial non-owner occupied	333,766	—	333,766
Real estate - commercial owner occupied	182,807	617	183,424
Residential real estate:
Real estate - residential - ITIN	38,862	3,201	42,063
Real estate - residential - 1-4 family mortgage	20,493	626	21,119
Real estate - residential - equity lines	30,343	815	31,158
Consumer and other	51,395	37	51,432
Total	$817,269	$7,605	$824,874

(Amounts in thousands)	December 31, 2016
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$151,095	$2,749	$153,844
Commercial real estate:
Real estate - construction and land development	36,792	—	36,792
Real estate - commercial non-owner occupied	291,419	1,196	292,615
Real estate - commercial owner occupied	166,551	784	167,335
Residential real estate:
Real estate - residential - ITIN	41,990	3,576	45,566
Real estate - residential - 1-4 family mortgage	18,511	1,914	20,425
Real estate - residential - equity lines	35,036	917	35,953
Consumer and other	51,431	250	51,681
Total	$792,825	$11,386	$804,211

Management assigns a credit quality rating (risk grade) to each loan. The foundation or primary factor in determining the appropriate credit quality rating is the degree of a debtor’s willingness and ability to perform as agreed. In conjunction with evaluating the performing versus nonperforming nature of our loan portfolio, management evaluates the following credit risk and other relevant factors in determining the appropriate credit quality indicator (rating) for each loan class:

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

Generally, a Doubtful Grade does not remain outstanding for a period greater than six months. Within six months, the pending events should have been resolved. Based on resolution of the pending events, the credit grade should have improved or the principal balance charged against the ALLL.

The following table summarizes loans by internal risk grades and by loan class as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$112,623	$27,420	$2,633	$4,536	$—	$147,212
Commercial real estate:
Real estate - construction and land development	14,700	—	—	—	—	14,700
Real estate - commercial non-owner occupied	322,650	9,332	395	1,389	—	333,766
Real estate - commercial owner occupied	171,315	10,027	142	1,940	—	183,424
Residential real estate:
Real estate - residential - ITIN	35,480	—	—	6,583	—	42,063
Real estate - residential - 1-4 family mortgage	19,696	797	—	626	—	21,119
Real estate - residential - equity lines	27,922	2,015	65	1,156	—	31,158
Consumer and other	51,369	—	3	60	—	51,432
Total	$755,755	$49,591	$3,238	$16,290	$—	$824,874

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2016
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$124,089	$21,684	$4,570	$3,501	$—	$153,844
Commercial real estate:
Real estate - construction and land development	36,782	10	—	—	—	36,792
Real estate - commercial non-owner occupied	284,099	5,398	1,321	1,797	—	292,615
Real estate - commercial owner occupied	157,064	7,301	496	2,474	—	167,335
Residential real estate:
Real estate - residential - ITIN	38,279	—	—	7,287	—	45,566
Real estate - residential - 1-4 family mortgage	17,696	815	—	1,914	—	20,425
Real estate - residential - equity lines	33,828	858	—	1,267	—	35,953
Consumer and other	51,398	2	—	281	—	51,681
Total	$743,235	$36,068	$6,387	$18,521	$—	$804,211

The following tables summarize the ALLL by portfolio for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30, 2017
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Class	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,850	$6,072	$1,197	$1,137	$432	$11,688
Charge-offs	—	—	(86)	(159)	—	(245)
Recoveries	148	—	13	88	—	249
Provision	(354)	232	60	134	(72)	—
Ending balance	$2,644	$6,304	$1,184	$1,200	$360	$11,692

	For the Three Months Ended September 30, 2016
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Class	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,591	$6,029	$1,871	$763	$610	$11,864
Charge-offs	—	—	(130)	(227)	—	(357)
Recoveries	305	—	18	19	—	342
Provision	(491)	512	45	171	(237)	—
Ending balance	$2,405	$6,541	$1,804	$726	$373	$11,849

	For the Nine Months Ended September 30, 2017
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Class	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,849	$5,578	$1,716	$955	$446	$11,544
Charge-offs	(50)	—	(370)	(631)	—	(1,051)
Recoveries	383	27	107	182	—	699
Provision	(538)	699	(269)	694	(86)	500
Ending balance	$2,644	$6,304	$1,184	$1,200	$360	$11,692

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2016
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Class	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,493	$5,784	$1,577	$770	$556	$11,180
Charge-offs	(1,106)	(37)	(680)	(575)	—	(2,398)
Recoveries	383	2,481	104	99	—	3,067
Provision	635	(1,687)	803	432	(183)	—
Ending balance	$2,405	$6,541	$1,804	$726	$373	$11,849

The following tables summarize the ALLL and the recorded investment in loans and leases as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$453	$79	$374	$12	$—	$918
Collectively evaluated for impairment	2,191	6,225	810	1,188	360	10,774
Total	$2,644	$6,304	$1,184	$1,200	$360	$11,692
Gross loans:
Individually evaluated for impairment	$2,980	$1,422	$9,738	$37	$—	$14,177
Collectively evaluated for impairment	144,232	530,468	84,602	51,395	—	810,697
Total gross loans	$147,212	$531,890	$94,340	$51,432	$—	$824,874

	As of December 31, 2016
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$641	$85	$721	$14	$—	$1,461
Collectively evaluated for impairment	2,208	5,493	995	941	446	10,083
Total	$2,849	$5,578	$1,716	$955	$446	$11,544
Gross loans:
Individually evaluated for impairment	$3,525	$3,125	$11,894	$250	$—	$18,794
Collectively evaluated for impairment	150,319	493,617	90,050	51,431	—	785,417
Total gross loans	$153,844	$496,742	$101,944	$51,681	$—	$804,211

The ALLL totaled $11.7 million or 1.42% of total gross loans at September 30, 2017 and $11.5 million or 1.44% at December 31, 2016. As of September 30, 2017 and December 31, 2016, we had commitments to extend credit of $231.0 million and $229.4 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 was $695 thousand.

The ALLL is based upon estimates of future loan and lease losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. Our ALLL methodology incorporates management’s current judgments, and reflects management’s estimate of future loan and lease losses and risks inherent in the loan portfolio in accordance with ASC Topic 450 Contingencies and ASC Topic 310 Receivables.

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

We believe that the ALLL was adequate as of September 30, 2017. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of September 30, 2017, approximately 76% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2017 and December 31, 2016, the unallocated allowance amount represented 3% and 4% of the ALLL, respectively. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

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

NOTE 5. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

Our investments in Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”) and deductible operating losses totaled $3.7 million at September 30, 2017. These investments are recorded in Other Assets with a corresponding funding obligation of $467 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. We have invested in four separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18-year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 5% and 8% over the life of the investment. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at September 30, 2017 and December 31, 2016. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the nine months ended September 30, 2017 and the year ended December 31, 2016.

	At September 30, 2017			For the Nine Months Ended September 30, 2017
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,222	$45	$168	$140	$28
WNC Institutional Tax Credit Fund 38, L.P.	1,000	618	55	105	79	26
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,547	367	203	166	37
California Affordable Housing Fund	2,454	318	—	132	127	5
Total	$7,954	$3,705	$467	$608	$512	$96

	At December 31, 2016			For the Nine Months Ended September 30, 2016
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,361	$45	$178	$136	$42
WNC Institutional Tax Credit Fund 38, L.P.	1,000	698	73	107	78	29
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,713	367	199	171	28
California Affordable Housing Fund	2,454	445	—	154	155	(1)
Total	$7,954	$4,217	$485	$638	$540	$98

The following table presents our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended
	September 30, 2017		September 30, 2016
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$44	$12	$46	$13
WNC Institutional Tax Credit Fund 38, L.P.	28	7	27	9
Merritt Community Capital Corporation Fund XV, L.P.	54	14	51	15
California Affordable Housing Fund	31	13	40	12
Total	$157	$46	$164	$49

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended
	September 30, 2017		September 30, 2016
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$132	$36	$138	$40
WNC Institutional Tax Credit Fund 38, L.P.	85	20	80	27
Merritt Community Capital Corporation Fund XV, L.P.	162	41	154	45
California Affordable Housing Fund	94	38	119	35
Total	$473	$135	$491	$147

The tax credits and benefits were partially offset by the amortization of the principal investment balances of $177 thousand and $512 thousand for the three and nine months ended September 30, 2017 respectively, compared to $180 thousand and $540 thousand for the comparable periods of 2016.

The following table reflects the anticipated net income tax benefit at September 30, 2017 that is expected to be recognized over the remaining life of the investments.

(Amounts in thousands)	Raymond James California	WNC	Merritt Community	California
Qualified Affordable Housing Partnerships: Anticipated income tax benefit, net less amortization of investments	Housing Opportunities Fund II	Institutional Tax Credit Fund 38, L.P.	Capital Corporation Fund XV, L.P	Affordable Housing Fund	Total Income Tax Benefit, Net
2017	$10	$9	$9	$3	$31
2018	45	35	39	1	120
2019	45	30	38	1	114
2020	45	29	37	1	112
2021 and thereafter	204	102	143	3	452
Total	$349	$205	$266	$9	$829

NOTE 6. FEDERAL FUNDS PURCHASED AND LINES OF CREDIT

At September 30, 2017 and December 31, 2016, we had no outstanding federal funds purchased balances and no outstanding advances on any of the Bank’s lines of credit.

The Bank had the following lines of credit:

Federal Funds

We have entered into nonbinding federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $35.0 million at September 30, 2017 and had interest rates ranging from 1.39% to 2.04%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank of $15.3 million subject to collateral requirements, namely the amount of pledged loans.

Federal Home Loan Bank of San Francisco

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $333.6 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate mortgage loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and pledged securities held in the Bank’s investment securities portfolio.

As of September 30, 2017, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $4.5 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

We have pledged $383.3 million of our commercial and real estate mortgage loans as collateral for the line of credit with the Federal Home Loan Bank of San Francisco. As of September 30, 2017, we also pledged $30.4 million in securities to the Federal Home Loan Bank of San Francisco. All of the securities and loans pledged with the Federal Home Loan Bank of San Francisco were unused as collateral as of September 30, 2017.

NOTE 7. TERM DEBT

Term debt at September 30, 2017 and December 31, 2016 consisted of the following.

(Amounts in thousands)	September 30, 2017	December 31, 2016
Senior debt	$7,700	$8,917
Unamortized debt issuance costs	(8)	(12)
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	(142)	(172)
Net term debt	$17,550	$18,733

Future contractual maturities of term debt at September 30, 2017 are as follows.

(Amounts in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Senior debt	$167	$1,000	$1,000	$5,533	$—	$—	$7,700
Subordinated debt	—	—	—	—	—	10,000	10,000
Total future maturities	$167	$1,000	$1,000	$5,533	$—	$10,000	$17,700

Federal Home Loan Bank of San Francisco Borrowings

The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the nine months ended September 30, 2017 and the year ended December 31, 2016 was $403 thousand and $18.0 million, respectively. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco under term advances at any month end during the nine months ended September 30, 2017 and the year ended December 31, 2016 was $10.0 million and $80.0 million, respectively. There were no outstanding Federal Home Loan Bank of San Francisco advances at September 30, 2017 or December 31, 2016.

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million from another financial institution. The loan is payable in monthly installments of $83 thousand principal, plus accrued and unpaid interest, commencing on January 1, 2016, continuing to, and including December 10, 2020. A final scheduled payment of $4.5 million is due on the maturity date of December 10, 2020. The loan may be prepaid in whole or in part at any time without any prepayment penalty. The principal amount of the loan bears interest at a variable rate, resetting monthly that is equal to the sum of the current three-month LIBOR plus 400 basis points. In December of 2015, the Holding Company incurred senior debt issuance costs of $15 thousand, which are being amortized over the life of the loan as additional interest expense. The loan is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease nine sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based on predetermined escalation schedules. Substantially all of the leases include the option to extend the lease term one or more times following expiration of the initial term.

The following table sets forth rent expense and rent income for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016
Rent income (1)	$9	$32	$40	$52
Rent expense	218	221	612	516
Net rent expense	$209	$189	$572	$464

(1) Rental income is derived from OREO properties

The following table sets forth, as of September 30, 2017, the future minimum lease payments under non-cancelable operating leases.

(Amounts in thousands)
Amounts due in:
2017	$196
2018	845
2019	866
2020	884
2021	899
Thereafter	2,297
Total	$5,987

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

The following table presents a summary of our commitments and contingent liabilities at September 30, 2017 and December 31, 2016.

(Amounts in thousands)	September 30, 2017	December 31, 2016
Commitments to extend credit	$220,688	$224,082
Standby letters of credit	7,000	1,967
Affordable housing grants	3,338	3,338
Total commitments and contingent liabilities	$231,026	$229,387

We were not required to perform on any financial guarantees during the nine months ended September 30, 2017, or during the year ended December 31, 2016. At September 30, 2017, approximately $6.6 million of standby letters of credit expire within one year, and $357 thousand expire thereafter.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Affordable Housing Grants

In fulfilling our CRA responsibilities, we are a sponsor for various nonprofit organizations that receive cash grants from the Federal Home Loan Bank of San Francisco. Those grants require the nonprofit organization to comply with stipulated conditions of the grant over specified periods of time which typically vary from 10 to 15 years. If the nonprofit organization fails to comply, Federal Home Loan Bank of San Francisco can require us to refund the amount of the grant to Federal Home Loan Bank of San Francisco. To mitigate this contingent credit risk, Credit Administration underwrites the financial strength of the nonprofit organization and reviews their systems of internal control to determine, as best as is possible, that they will not fail to comply with the conditions of the grant.

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at September 30, 2017 and December 31, 2016. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

Death Benefit Agreement

The Company has entered into contracts with certain employees to pay a cash benefit to designated beneficiaries following the death of the employee. The payment will be made only if, at the time of death, the deceased employee was employed by the Bank and the Bank owned a life insurance policy on the employee’s life. Depending on specific facts and circumstances, the payment amount can vary up to a maximum of $225,000 per employee. Neither the employees nor the designated beneficiaries have a claim against the Bank’s life insurance policy on the employee’s life.

Legal Proceedings

We are involved in various pending and threatened legal actions arising in the ordinary course of business. We maintain reserves for losses from legal actions, which are both probable and estimable. In our opinion, the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

Concentrations of Credit Risk

We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 76% and 75% of our gross loan portfolio at September 30, 2017 and December 31, 2016, respectively.

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

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2017.

	Unrealized	Accumulated Other
	(Losses) Gains on	Comprehensive
(Amounts in thousands)	Securities	(Loss) Income
Accumulated other comprehensive loss as of December 31, 2016	$(659)	$(659)
Comprehensive income three months ended March 31, 2017	256	256
Comprehensive income three months ended June 30, 2017	915	915
Comprehensive loss three months ended September 30, 2017	(41)	(41)
Accumulated other comprehensive income as of September 30, 2017	$471	$471

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents activity in accumulated other comprehensive income for the nine months ended September 30, 2016.

	Unrealized	Unrealized	Accumulated Other
	Gains on	Losses on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive income (loss) as of December 31, 2015	$1,142	$(1,396)	$(254)
Comprehensive income three months ended March 31, 2016	50	1,396	1,446
Comprehensive income three months ended June 30, 2016	519	—	519
Comprehensive loss three months ended September 30, 2016	(222)	—	(222)
Accumulated other comprehensive income as of September 30, 2016	$1,489	$—	$1,489

Accumulated other comprehensive income is reported net of tax. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income.

NOTE 10. DERIVATIVES

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

The following table summarizes the losses recorded during the nine months ended September 30, 2016, and their locations within the Consolidated Statements of Income.

(Amounts in thousands)
Description	Consolidated Statement of Income Location	Nine Months Ended September 30, 2016
Interest rate swap (1)	Interest on term debt	$396
Forward starting interest rate swap - terminated(2)	Other noninterest expense	2,325
Total		$2,721
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2016, $1.6 million in losses on derivative instruments designated as cash flow hedges recorded in accumulated other comprehensive income were reclassified into earnings.

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

NOTE 11. FAIR VALUES

The following table presents estimated fair values of our financial instruments as of September 30, 2017 and December 31, 2016, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

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

(Amounts in thousands)	Carrying	Fair Value Measurements Using
September 30, 2017	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$85,631	$85,631	$—	$—
Securities available-for-sale	$232,494	$—	$232,494	$—
Securities held-to-maturity	$30,724	$—	$31,882	$—
Net loans	$814,952	$—	$—	$815,987
Federal Home Loan Bank of San Francisco stock	$4,537	$4,537	$—	$—
Financial liabilities
Deposits	$1,062,785	$—	$1,062,432	$—
Term debt	$17,550	$—	$17,761	$—
Junior subordinated debenture	$10,310	$—	$9,468	$—

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2016	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$68,407	$68,407	$—	$—
Securities available-for-sale	$175,174	$—	$175,174	$—
Securities held-to-maturity	$31,187	$—	$31,374	$—
Net loans	$793,991	$—	$—	$797,114
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—
Financial liabilities
Deposits	$1,004,666	$—	$1,004,729	$—
Term debt	$18,733	$—	$18,726	$—
Junior subordinated debenture	$10,310	$—	$9,077	$—

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

Junior subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At September 30, 2017, future cash flows were discounted at 3.17%. We measure the fair value of subordinated debentures using Level 2 inputs.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of September 30, 2017 and December 31, 2016.

(Amounts in thousands)	Fair Value at September 30, 2017
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$36,474	$—	$36,474	$—
Obligations of states and political subdivisions	53,850	—	53,850	—
Residential mortgage-backed securities and collateralized mortgage obligations	105,224	—	105,224	—
Corporate securities	6,968	—	6,968	—
Commercial mortgage-backed securities	26,148	—	26,148	—
Other investment securities (1)	3,830	—	3,830	—
Total assets measured at fair value	$232,494	$—	$232,494	$—
(1) Principally consists of residential mortgage-backed securities issued by both by governmental and nongovernmental agencies securities.

(Amounts in thousands)	Fair Value at December 31, 2016
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$10,354	$—	$10,354	$—
Obligations of states and political subdivisions	59,428	$—	59,428	—
Residential mortgage-backed securities and collateralized mortgage obligations	69,604	—	69,604	—
Corporate securities	16,116	—	16,116	—
Commercial mortgage-backed securities	15,514	—	15,514	—
Other investment securities (1)	4,158	—	4,158	—
Total assets measured at fair value	$175,174	$—	$175,174	$—
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

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2017 or the year ended December 31, 2016.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following three tables present information about our assets and liabilities at September 30, 2017 and December 31, 2016 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at September 30, 2017
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$830	$—	$—	$830
Other real estate owned	22	—	—	22
Total assets measured at fair value	$852	$—	$—	$852

(Amounts in thousands)	Fair Value at December 31, 2016
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$1,587	$—	$—	$1,587
Other real estate owned	219	—	—	219
Total assets measured at fair value	$1,806	$—	$—	$1,806

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2017 and 2016 related to assets outstanding at September 30, 2017 and 2016.

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Fair value adjustments	2017	2016	2017	2016
Collateral dependent impaired loans	$43	$15	$63	$1,068
Other real estate owned	35	—	35	71
Total	$78	$15	$98	$1,139

During the nine months ended September 30, 2017, collateral dependent impaired loans with a carrying amount of $893 thousand were written down to their fair value of $830 thousand resulting in a $63 thousand adjustment to the ALLL.

During the nine months ended September 30, 2017, one OREO property with an aggregate carrying value of $57 thousand outstanding at period end was written down to its fair value of $22 thousand, resulting in a $35 thousand adjustment to the ALLL.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12. PURCHASE OF FINANCIAL ASSETS

We have an ongoing agreement to purchase a maximum par value of $50.0 million in unsecured consumer home improvement loans from a third party originator. The loans are purchased without recourse or servicing rights. As we receive principal payments on these purchased loans, new loans are purchased and the outstanding par value remains at approximately $50.0 million. For the period from May 12, 2014 through September 30, 2017, we have paid aggregate cash totaling $114.6 million, and received aggregate cash repayments of $66.8 million for $47.8 million in net loans outstanding. We record the acquired loans at fair value at the time of the purchase.

NOTE 13. BRANCH ACQUISITION

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

●	The loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;
●	A natural disaster, such as earthquakes, volcanic eruptions, tsunami, wildfires, droughts, floods, mudslides, hurricanes, tornados and other geologic processes;

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●	A natural disaster outside California, could negatively impact our purchased loan portfolio or our third party loan servicers;
●	Unauthorized computer access, computer hacking, cyber-attacks, electronic fraudulent activity, attempted theft of financial assets, computer viruses, phishing schemes and other security problems;
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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2016 to September 30, 2017. Also discussed are significant trends and changes in the Company’s results of operations for the nine months ended September 30, 2017, compared to the same period in 2016. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

GENERAL

Bank of Commerce Holdings (“Holding Company,” “we,” or “us”) is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce) and for Bank of Commerce Mortgage (inactive). We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II, which was organized in connection with our prior issuance of trust-preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

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

Our principal executive office is located at 555 Capitol Mall Suite 1255, Sacramento, California 95814 and the telephone number is (800) 421-2575.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Financial highlights for the third quarter of 2017 compared to the same quarter a year ago:

Performance

●

Net income of $2.9 million or $0.18 per share – diluted for the three months ended September 30, 2017 was an increase of $510 thousand (22%) from $2.4 million or $0.18 per share – diluted earned during the same period in the prior year. Earnings per share (EPS) and Return on Average Equity (ROAE) calculations for 2017 reflect the Company’s issuance of 2,738,096 shares ($26.8 million) in its May 2017 public offering.

●	Return on average assets improved to 0.93% for the third quarter of 2017 compared to 0.86% for the same period in the prior year.
●	Return on average equity declined to 9.01% for the third quarter of 2017 compared to 10.10% for the same period in the prior year.
●	The Company’s efficiency ratio was 62.8% for the third quarter of 2017 compared to 69.6% during the same period in 2016.
●	Net interest income increased $1.3 million (14%) to $10.6 million for the third quarter of 2017 compared to $9.3 million for the same period in the prior year.
●	Average deposits for the three months ended September 30, 2017 totaled $1.1 billion, an increase of $94.7 million (10%) compared to the average deposits for the same period in the prior year.
●	Average loans for the three months ended September 30, 2017 totaled $805.1 million, an increase of $35.8 million (5%) compared to the average loans for the same period in the prior year.
●

Average earning assets for the three months ended September 30, 2017 totaled $1.1 billion, an increase of $126.9 million (12%) compared to the average earning assets for the same period in the prior year.

●	Tangible book value per common share was $7.77 at September 30, 2017 compared to $6.84 at September 30, 2016.

Credit Quality

●	Nonperforming assets at September 30, 2017 totaled $8.3 million or 0.67% of total assets, a decrease of $2.6 million (24%) from $10.9 million or 0.98% of total assets at September 30, 2016.
●	Net loan recoveries were $4 thousand in the third quarter of 2017 compared with net charge-offs of $15 thousand for the same period in 2016.

Financial highlights for the first nine months of 2017 compared to the same period a year ago:

Performance

●

Net income of $7.3 million or $0.49 per share – diluted for the nine months ended September 30, 2017 was an increase of $4.4 million (148%) from $3.0 million or $0.22 per share – diluted earned during the same period in the prior year. Net income for 2016 was negatively impacted by $3.0 million of branch acquisition and balance sheet restructuring costs, a $546 thousand other-than-temporary-impairment of an investment security and the write-off of a $363 thousand deferred tax asset.

●	Return on average assets improved to 0.83% for the nine months ended September 30, 2017 compared to 0.37% for the same period in the prior year.
●	Return on average equity improved to 8.80% for the nine months ended September 30, 2017 compared to 4.30% for the same period in the prior year.
●	The Company’s efficiency ratio was 67.8% for the nine months ended September 30, 2017 compared to 85.1% during the same period in the prior year.
●	Net interest income increased $3.7 million (14%) to $30.5 million for the nine months ended September 30, 2017 compared to $26.8 million for the same period in the prior year.
●	Average deposits for the nine months ended September 30, 2017 totaled $1.0 billion, an increase of $122.3 million (14%) compared to average deposits for the same period in the prior year.
●	Average loans for the nine months ended September 30, 2017 totaled $811.1 million, an increase of $66.7 million (9%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.1 billion for the nine months ended September 30, 2017, an increase of $113.4 million (11%) compared to average earning assets for the same period in the prior year.
●	Tangible book value per common share was $7.77 at September 30, 2017 compared to $67.61 at June 30, 2017.

Credit Quality

●	Nonperforming assets at September 30, 2017 totaled $8.3 million or 0.67% of total assets, a decrease of $3.8 million (42% annualized) compared to December 31, 2016.
●	Net loan charge-offs were $352 thousand for the first nine months of 2017 compared with net recoveries of $669 thousand during the same period in the prior year.

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

The ALCO’s assessment of whether other-than-temporary impairment loss should be recognized incorporates both quantitative and qualitative information including, but not limited to: (1) the length of time and the extent of which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, (4) whether the debtor is current on interest and principal payments, and (5) general market conditions and industry or sector specific outlook. See Note 3 Securities in the Notes to Consolidated Financial Statements in this document for further detail on other-than-temporary impairment and the securities portfolio.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for unimpaired loan categories are based on analysis of historical losses adjusted for changing environmental factors applicable to each loan category. Allowances for changing environmental factors are management's best estimate of the probable impact these changes would have on the loan portfolio as a whole. See Note 4 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, we use our best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these consolidated financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 11 Fair Values in the Notes to Consolidated Financial Statements incorporated in this document.

RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2016-13

Description - In June of 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments are intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.

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

Methods and timing of adoption – The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Expected financial statement impact – We are currently evaluating the provisions of the ASU and have formed a committee for the purpose of developing a model that is compliant with the requirements under the ASU. The committee is also gathering pertinent data, consulting with outside professionals and evaluating our IT systems. Management expects to recognize a one–time cumulative effect adjustment to the allowance for loan and lease losses as of the first reporting period in which the new standard is effective. An estimate of the magnitude of the one-time adjustment or the overall impact of this standard has not yet been determined.

ASU No. 2016-02

Description - In February of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 812). This Update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases.

Methods and timing of adoption – For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Expected financial statement impact – Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the balance sheet due to the number of leased properties the Company currently has that are accounted for under current operating lease guidance.

ASU No. 2016-01

Description - In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

Methods and timing of adoption – ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain provisions.

Expected financial statement impact – The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

ASU No. 2014-09

Description - In May of 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Methods and timing of adoption – The standard is effective for public entities for interim and annual periods beginning after December 15, 2017 as deferred by ASU No. 2015-14; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, , or modified retrospective adoption. As a bank, key revenue sources, such as interest income have been identified as out of scope of this new guidance. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

Expected financial statement impact – Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, we do not expect the new guidance to have a material impact on interest income. We are continuing our overall assessment of noninterest income revenue streams and reviewing contracts potentially affected by the ASU including fees on payroll and benefit processing, deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s financial position, results of operations or cash flows.

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

Sources of noninterest income include fees earned on deposit related services, ATM and point of sale fees, payroll and benefit processing fees, gain on sale of available-for-sale securities, earnings on bank-owned life insurance and dividends on Federal Home Loan Bank of San Francisco stock.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Third Quarter of 2017 Compared With Third Quarter of 2016

Net income for the third quarter of 2017 increased $510 thousand compared to the third quarter of 2016. In the current quarter, net interest income was $1.3 million higher and noninterest income was $36 thousand higher. These positive changes were offset by noninterest expense that was $151 thousand higher and a provision for income taxes that was $683 thousand higher.

First Nine Months of 2017 Compared With First Nine Months of 2016

Net income for the first nine months of 2017 increased $4.4 million compared to the same period a year ago. Net income for the current year included life insurance death benefit proceeds of $502 thousand that were not subject to income tax. Net income for 2016 was negatively impacted by $3.0 million of branch acquisition and balance sheet restructuring costs, a $546 thousand other-than-temporary-impairment of an investment security and the write-off of a $363 thousand deferred tax asset. In the current year, net interest income was $3.7 million higher, noninterest income was $1.2 million higher and noninterest expenses were $1.7 million lower. These positive changes were offset by an increase in the provision for loan and lease losses of $500 thousand, and a provision for income taxes that was $1.7 million higher.

We continued payment of our quarterly cash dividends of $0.03 per share during the nine months ended September 30, 2017. In determining the amount of dividend to be paid, management considers capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio, and the dividend yield.

Return on Average Assets, Average Total Equity and Common Shareholders' Equity

The following table presents the returns on average assets and average total equity for the nine months ended September 30, 2017 and 2016. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Return on average assets	0.93%	0.86%	0.83%	0.37%
Return on average total equity	9.01%	10.10%	8.80%	4.30%

NET INTEREST INCOME AND NET INTEREST MARGIN

For the three months ended September 30, 2017 compared to the same period a year ago:

Net interest income increased $1.3 million.

Interest income for the three months ended September 30, 2017 increased $1.4 million or 14% to $11.8 million. Interest and fees on loans increased $880 thousand due to increased average loan balances and increased yield on the loan portfolio. Interest on securities increased $359 thousand and interest on interest-bearing deposits due from banks increased $196 thousand.

Interest expense for the third quarter of 2017 increased $127 thousand or 12% to $1.2 million. The increase was primarily caused by an increase in the average rate paid on interest-bearing deposits.

For the nine months ended September 30, 2017 compared to the same period a year ago:

Net interest income increased $3.7 million.

Interest income for the nine months ended September 30, 2017 increased $3.4 million or 11% to $33.9 million. Interest and fees on loans increased $2.8 million due to increased average loan balances. Interest on securities increased $310 thousand due to increased average balances. Interest on interest bearing deposits due from banks increased $326 thousand due to increased average balances and increases in the rate we receive on interest bearing deposits.

Interest expense for the first nine months of 2017 decreased $285 thousand or 8% to $3.4 million. The net decrease was primarily caused by a $482 thousand decrease in interest on FHLB term debt. Late in the first quarter of 2016 all FHLB term debt was repaid and an interest rate hedge associated with $75.0 million of that debt was terminated. The decrease was partially offset by greater interest expense due to increased average balances in interest-bearing deposits.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Paid

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$805,144	$9,887	4.87%	$769,354	$9,007	4.66%
Taxable securities	179,362	1,049	2.32%	114,578	689	2.39%
Tax-exempt securities	77,303	551	2.83%	73,952	552	2.97%
Interest-bearing deposits in other banks	84,323	278	1.31%	61,346	82	0.53%
Average interest-earning assets	1,146,132	11,765	4.07%	1,019,230	10,330	4.03%
Cash and due from banks	19,143			17,018
Premises and equipment, net	15,362			15,941
Other assets	40,263			41,729
Average total assets	$1,220,900			$1,093,918

Interest-bearing liabilities:
Interest-bearing demand	$436,614	196	0.18%	$390,895	136	0.14%
Savings deposits	110,305	52	0.19%	107,210	43	0.16%
Certificates of deposit	204,044	567	1.10%	221,078	524	0.94%
Net term debt	17,804	292	6.51%	19,610	292	5.92%
Junior subordinated debentures	10,310	74	2.85%	10,310	59	2.28%
Average interest-bearing liabilities	779,077	1,181	0.60%	749,103	1,054	0.56%
Noninterest-bearing demand	303,314			240,418
Other liabilities	11,935			11,159
Shareholders’ equity	126,574			93,238
Average liabilities and shareholders’ equity	$1,220,900			$1,093,918
Net interest income and net interest margin (4)		$10,584	3.66%		$9,276	3.62%
Tax equivalent net interest margin (3)			3.76%			3.73%
(1)Interest income on loans is net of deferred fees and costs of approximately $95 thousand and $289 thousand for the three months ended September 30, 2017 and 2016, respectively.
(2) Net loans includes average nonaccrual loans of $8.6 million and $10.5 million for the three months ended September 30, 2017 and 2016, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $284 thousand for both the three months ended September 30, 2017 and 2016.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(5) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively, and annualizing the result.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$811,080	$29,029	4.79%	$744,370	$26,254	4.71%
Taxable securities	153,702	2,710	2.36%	119,541	2,281	2.55%
Tax-exempt securities	74,932	1,615	2.88%	76,315	1,734	3.04%
Interest-bearing deposits in other banks	66,818	548	1.10%	52,930	222	0.56%
Average interest-earning assets	1,106,532	33,902	4.10%	993,156	30,491	4.10%
Cash and due from banks	17,802			15,455
Premises and equipment, net	15,776			14,657
Other assets	40,040			40,942
Average total assets	$1,180,150			$1,064,210

Interest-bearing liabilities:
Interest-bearing demand	$426,365	528	0.17%	$365,917	388	0.14%
Savings deposits	111,258	146	0.18%	102,427	129	0.17%
Certificates of deposit	209,275	1,641	1.05%	222,286	1,636	0.98%
Net term debt	18,644	883	6.33%	43,435	1,369	4.21%
Junior subordinated debentures	10,310	211	2.74%	10,310	172	2.23%
Average interest-bearing liabilities	775,852	3,409	0.59%	744,375	3,694	0.66%
Noninterest-bearing demand	280,559			214,540
Other liabilities	12,206			13,336
Shareholders’ equity	111,533			91,959
Average liabilities and shareholders’ equity	$1,180,150			$1,064,210
Net interest income and net interest margin (4)		$30,493	3.68%		$26,797	3.60%
Tax equivalent net interest margin (3)			3.78%			3.72%

(1) Interest income on loans is net of deferred fees and costs of approximately $423 thousand and $956 thousand for the nine months ended September 30, 2017 and 2016, respectively.
(2) Net loans includes average nonaccrual loans of $9.7 million and $10.7 million for the nine months ended September 30, 2017 and 2016, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $832 thousand and $893 thousand for the nine months ended September 30, 2017 and 2016, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three and nine months ended September 30, 2017 and 2016. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended September 30, 2017 Over Three Months Ended September 30, 2016
(Amounts in thousands)	Volume	Rate	Total
Increase in interest income:
Net loans	$430	$450	$880
Taxable securities	378	(18)	360
Tax-exempt securities (1)	(180)	179	(1)
Interest-bearing deposits in other banks	40	156	196
Total increase	668	767	1,435

Increase (decrease) in interest expense:
Interest-bearing demand	17	43	60
Savings deposits	1	8	9
Certificates of deposit	(35)	78	43
Net term debt	(26)	26	—
Junior subordinated debentures	—	15	15
Total (decrease) increase	(43)	170	127
Net increase (decrease)	$711	$597	$1,308
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

	Nine Months Ended September 30, 2017 Over Nine Months Ended September 30, 2016
(Amounts in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Net loans	$2,383	$392	$2,775
Taxable securities	584	(155)	429
Tax-exempt securities (1)	(47)	(133)	(180)
Interest-bearing deposits in other banks	70	256	326
Total increase (decrease)	2,990	360	3,350

Increase (decrease) in interest expense:
Interest-bearing demand	69	71	140
Savings deposits	11	6	17
Certificates of deposit	(43)	48	5
Net term debt	(783)	297	(486)
Junior subordinated debentures	—	39	39
Total (decrease) increase	(746)	461	(285)
Net increase (decrease)	$3,736	$(101)	$3,635
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

During the three months ended September 30, 2017 and the same period a year ago, the Company did not record a provision for loan and lease losses.

Due to a combination of net loan losses and loan portfolio growth, we recorded a $500 thousand provision for loan and lease losses during the nine months ended September 30, 2017. We made no provision for loan and lease losses during the year ended December 31, 2016. See Note 4 - Loans in the Notes to Consolidated Financial Statements for further discussion.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

The following table presents the key components of noninterest income for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(Amounts in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$132	$133	$(1)	(1%)	$401	$293	$108	37%
ATM and point of sale	273	287	(14)	(5%)	827	714	113	16%
Payroll and benefit processing fees	147	133	14	11%	485	432	53	12%
Life insurance	134	152	(18)	(12%)	915	461	454	98%
Gain on investment securities, net	38	70	(32)	(46%)	139	192	(53)	(28%)
Other than temporary impairment on investment securities	—	—	—	—%	—	(546)	546	100%
Federal Home Loan Bank of San Francisco dividends	80	102	(22)	(22%)	237	291	(54)	(19%)
Insured cash sweep fees	87	—	87	100%	192	—	192	100%
Other	104	82	22	27%	324	508	(184)	(36%)
Total noninterest income	$995	$959	$36	4%	$3,520	$2,345	$1,175	50%

For the three and nine months ended September 30, 2017 compared to the same period a year ago:

●	During the current year we received life insurance death benefit proceeds of $502 thousand.
●

Our branch and offsite ATM acquisition completed late in the first quarter of 2016, enhanced 2017 point of sale and ATM fees by $113 thousand and enhanced service charges on deposit accounts by $108 thousand.

●

During the second quarter of 2016, we recorded a $546 thousand other-than-temporary impairment on an investment security. See Note 4 Securities of the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017 for further detail on the other-than-temporary impairment.

●	During the first quarter of 2016 we recorded a $176 thousand gain on payoff of an impaired loan in other noninterest income.
●	During the second and third quarters of 2017 we received fees totaling $192 thousand from ICS one-way sales, which are not anticipated to continue in the future.

NONINTEREST EXPENSE

The following table presents the key elements of noninterest expense for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(Amounts in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Noninterest expense:
Salaries & related benefits	$4,291	$3,873	$418	11%	$13,296	$12,188	$1,108	9%
Premises & equipment	1,067	1,071	(4)	(0%)	3,169	2,847	322	11%
Federal Deposit Insurance Corporation insurance premium	78	176	(98)	(56%)	230	513	(283)	(55%)
Data processing fees	437	464	(27)	(6%)	1,294	1,142	152	13%
Professional service fees	276	303	(27)	(9%)	1,119	1,209	(90)	(7%)
Telecommunications	219	199	20	10%	653	545	108	20%
Branch acquisition costs	—	—	—	—%	—	580	(580)	(100%)
Loss on cancellation of interest rate swap	—	—	—	—%	—	2,325	(2,325)	(100%)
Other	908	1,039	(131)	(13%)	3,290	3,445	(155)	(4%)
Total noninterest expense	$7,276	$7,125	$151	2%	$23,051	$24,794	$(1,743)	(7%)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended September 30, 2017 compared to the same period a year ago, noninterest expense increased $151 thousand. Investment in the Company’s Sacramento business development group and in risk/compliance support caused compensation expense to increase $418 thousand while savings in recruiting, regulatory and professional fees offset much of this cost.

For the nine months ended September 30, 2017 compared to the same period a year ago:

Noninterest expense decreased $1.7 million. The decrease was primarily due to the following:

●	Branch acquisition and balance sheet restructuring costs of $3.0 million recorded in the prior year that did not recur.
●	FDIC insurance premiums decreased $283 thousand

The decrease in the expenses listed above was partially offset by the following increases:

●	Salaries and occupancy costs of $448 thousand directly related to the branch and offsite ATM locations acquired late in the first quarter of 2016.
●	Salaries and occupancy costs for all other locations of $982 thousand.
●	Termination and write-off of a $176 thousand software development project during 2017.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016
Income before provision for income taxes	$4,303	$3,110	$10,462	$4,348
Provision for income taxes	$1,427	$744	$3,125	$1,386
Effective tax rate	33.16%	23.92%	29.87%	31.88%

The effective tax rates listed in the table above and a comparison of those tax rates are impacted by the following items:

●	Life insurance death benefit of $502 thousand recorded during the first quarter of 2017 is not subject to income tax.
●	During the first quarter of 2016, we wrote-off a $363 thousand deferred tax asset.

Management believes that the following table, which is a non-GAAP presentation, provides a helpful disclosure and comparison of our effective tax rates for the periods presented.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016
Income before provision for income taxes - GAAP	$4,303	$3,110	$10,462	$4,348
Life insurance death benefit - not taxable	—	—	(502)	—
Income before provision for income taxes and life insurance death benefit	$4,303	$3,110	$9,960	$4,348

Provision for income taxes - GAAP	$1,427	$744	$3,125	$1,386
Deferred tax asset write-off	—	—	—	(363)
Provision for income taxes - excluding DTA write-off	$1,429	$744	$3,172	$1,023
Effective tax rate - excluding life insurance death benefit and DTA write-off	33.21%	23.92%	31.85%	23.53%

As shown in the non-GAAP table above, the Company’s effective tax rate on taxable income is approximately 31.50% for 2017 and 23.50% for 2016. The increase has occurred as the items which lower the Company’s effective tax rate (muni income, tax credits and permanent deductions arising from investments in low income housing partnerships) remain essentially unchanged in amount from year to year, but comprise a significantly smaller percentage of pre-tax income.

Amended Tax Returns

In September of 2016, we filed amended federal and state tax returns for tax years 2011, 2012, 2013, and 2014. The IRS rejected the 2011 amended tax return citing the statute for assessment had expired. Accordingly, the $988 thousand of taxes due pursuant to the 2011 amended tax return was returned to us and has been recorded in other liabilities. Management believes the full amount due will ultimately be sustained.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2017, we had total consolidated assets of $1.2 billion, gross loans of $824.9 million, allowance for loan and lease losses (“ALLL”) of $11.7 million, total deposits of $1.1 billion, and shareholders’ equity of $128.4 million.

We continued to maintain a strong liquidity position during the reporting period. As of September 30, 2017, we maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $20.0 million. We also held interest-bearing deposits in the amount of $65.7 million.

Available-for-sale investment securities totaled $232.5 million at September 30, 2017, compared to $175.2 million at December 31, 2016. Our available-for-sale investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations.

During the first nine months of 2017, we purchased 80 securities with a par value of $116.7 million and weighted average yield of 2.55% and sold 41 securities with a par value of $45.9 million and weighted average yield of 2.02%. The sales activity on available-for-sale securities resulted in $139 thousand in net realized gains for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we also received $16.6 million in proceeds from principal payments, calls and maturities within the available-for-sale securities portfolio.

At September 30, 2017, our net unrealized gains on available-for-sale investment securities were $630 thousand compared to net unrealized losses of $1.3 million at December 31, 2016. The unrealized gains arising during the nine months ended September 30, 2017 were primarily driven by a narrowing of market spreads and significant changes in market interest rates.

We recorded gross loan balances of $824.9 million at September 30, 2017, compared to $804.2 million at December 31, 2016; an increase of $20.7 million. The increase in gross loans occurred primarily in the Bank’s Sacramento marketplace and is the result of investments in our SBA division and in our expanded Sacramento commercial banking group.

The ALLL at September 30, 2017 increased $147 thousand to $11.7 million compared to $11.5 million at December 31, 2016. A combination of net loan losses and loan portfolio growth supported management’s decision to record a $500 thousand provision for loan and lease losses during the nine months ended September 30, 2017. During the year ended December 31, 2016, there were no provisions for loan and lease losses. Net loan charge-offs were $352 thousand during the nine months ended September 30, 2017, compared to net loan loss recoveries of $669 thousand during the same period a year previous. At September 30, 2017, relying on our ALLL methodology, which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $3.8 million to $7.6 million, or 0.92% of gross loans, as of September 30, 2017, compared to $11.4 million, or 1.42% of gross loans as of December 31, 2016. Past due loans as of September 30, 2017 decreased $2.4 million to $2.1 million, compared to $4.6 million as of December 31, 2016. The decrease in nonperforming loans and past due loans was primarily due to the repayment of a nonaccrual commercial real estate loan for $1.2 million and the transfer of a nonaccrual residential real estate loan to OREO for $803 thousand. We believe that risk grading for past due loans appropriately reflects the risk associated with the past due loans. See Note 4 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $15.0 million at September 30, 2017, a decrease of $1.2 million compared to $16.2 million at December 31, 2016.

Our OREO balance at September 30, 2017 was $699 thousand compared to $759 thousand at December 31, 2016. For the nine months ended September 30, 2017, we transferred six foreclosed properties in the amount of $946 thousand to OREO and capitalized $90 thousand in costs for properties already in OREO. During the nine months ended September 30, 2017, we sold eight properties with balances of $1.1 million for a net gain of $22 thousand and recognized a write-down of $52 thousand on one OREO property.

Bank-owned life insurance decreased $1.3 million during the nine months ended September 30, 2017 to $21.8 million compared to $23.1 million at December 31, 2016. During the first quarter of 2017, we received $2.2 million from life insurance death benefit proceeds, of which $502 thousand was recorded in income. Our net deferred tax assets were $8.7 million at September 30, 2017 compared to $9.5 million at December 31, 2016.

Other assets which include the Bank’s investment in low income housing tax credit partnerships and investment in Federal Home Loan Bank of San Francisco stock totaled $19.7 million at September 30, 2017 compared to $20.4 million at December 31, 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total deposits at September 30, 2017 increased $87.3 million or 9% to $1.1 billion compared to the same date a year ago and increased $58.1 million or 8% annualized compared to December 31, 2016.

●	Total non-maturing deposits increased $103.1 million or 14% compared to the same date a year ago and increased $73.0 million or 12% annualized compared to December 31, 2016.
●	Certificates of deposit decreased $16.0 million or 7% compared to the same date a year ago and decreased $14.8 million or 9% annualized compared to December 31, 2016.

Other liabilities which include the Bank’s income tax liabilities, supplemental executive retirement plan and funding obligation for investments in qualified affordable housing partnerships decreased $346 thousand to $12.8 million as of September 30, 2017 compared to $13.2 million at December 31, 2016.

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

Our available-for-sale investment securities totaled $232.5 million at September 30, 2017, compared to $175.2 million at December 31, 2016. During the first nine months of 2017, we deployed liquidity provided by strong organic deposit growth and the sale of common stock into loan originations, interest bearing deposits at other banks and available for sale securities.

Our held-to-maturity investment portfolio is generally utilized to hold longer-term securities that may have greater price risk, many of which are pledged as collateral for our local agency deposit program. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had amortized costs of $30.7 million at September 30, 2017, compared to $31.2 million at December 31, 2016. There were no held-to-maturity securities purchased during the nine months ended September 30, 2017.

The following table presents the carrying value of the investment securities portfolio by classification and major type as of September 30, 2017 and December 31, 2016.

	September 30,	December 31,
(Amounts in thousands)	2017	2016
Available-for-sale securities: (1)
U.S. government & agencies	$36,474	$10,354
Obligations of state and political subdivisions	53,850	59,428
mortgage-backed securities and collateralized mortgage obligations	105,224	69,604
Corporate securities	6,968	16,116
Commercial mortgage-backed securities	26,148	15,514
Other asset-backed securities	3,830	4,158
Total	$232,494	$175,174

Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$30,724	$31,187
(1) Available-for-sale securities are reported at fair value, and held-to-maturity securities are reported at amortized cost.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents information regarding the amortized cost, maturity structure and average yield of the investment portfolio at September 30, 2017.

			Over One Through		Over Five Through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$—	—%	$—	—%	$2,898	2.43%	$33,539	2.54%	$36,437	2.53%
Obligations of state and political subdivisions	200	1.15%	6,739	3.00%	22,919	2.94%	22,751	2.39%	52,609	2.70%
Mortgage-backed securities and collateralized mortgage obligations	166	3.54%	62,752	2.44%	40,778	2.75%	2,059	2.56%	105,755	2.56%
Corporate securities	1,013	1.74%	4,932	3.27%	1,000	2.00%	—	—%	6,945	2.86%
Commercial mortgage-backed securities	—	—%	845	1.29%	4,864	2.20%	20,563	2.37%	26,272	2.30%
Other asset-backed securities	—	—%	—	—%	—	—%	3,846	2.39%	3,846	2.39%
Total	$1,379	1.89%	$75,268	2.53%	$72,459	2.75%	$82,758	2.45%	$231,864	2.57%

Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$95	5.60%	$9,834	3.28%	$7,656	2.71%	$13,139	3.46%	$30,724	3.22%

(1) The maturities for the collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

Loan Portfolio

Loan Concentrations

Historically, we have concentrated our loan origination activities primarily within El Dorado, Placer, Sacramento, and Shasta counties in California. In recent years, our loan origination activity has expanded to include other portions of California and northern Nevada. We manage our credit risk through various diversifications of our loan portfolio, the application of sound underwriting policies and procedures, and ongoing credit monitoring practices. Generally, the loans are secured by real estate or other assets located in California. Repayment is expected from the borrower’s cash flows or cash flows from real estate investments.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of September 30, 2017 and December 31, 2016.

(Amounts in thousands)	September 30,		December 31,
Loan Portfolio	2017	%	2016	%
Commercial	$147,212	18%	$153,844	19%
Commercial real estate:
Real estate - construction and land development	14,700	2	36,792	5
Real estate - commercial non-owner occupied	333,766	40	292,615	36
Real estate - commercial owner occupied	183,424	22	167,335	21
Residential real estate:
Real estate - residential - ITIN	42,063	5	45,566	6
Real estate - residential - 1-4 family mortgage	21,119	3	20,425	3
Real estate - residential - equity lines	31,158	4	35,953	4
Consumer and other	51,432	6	51,681	6
Gross loans	824,874	100%	804,211	100%
Deferred loan fees and costs	1,770		1,324
Loans, net of deferred fees and costs	826,644		805,535
Allowance for loan and lease losses	(11,692)		(11,544)
Net loans	$814,952		$793,991

The following table sets forth the maturity and re-pricing distribution of our gross loans outstanding as of September 30, 2017, which, based on remaining scheduled repayments of principal, are due within the periods indicated.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$42,130	$49,565	$55,517	$147,212
Commercial real estate:
Real estate - construction and land development	5,846	4,711	4,143	14,700
Real estate - commercial non-owner occupied	7,910	52,823	273,033	333,766
Real estate - commercial owner occupied	8,693	17,805	156,926	183,424
Residential real estate:
Real estate - residential - ITIN	—	—	42,063	42,063
Real estate - residential - 1-4 family mortgage	104	3,102	17,913	21,119
Real estate - residential - equity lines	48	3,847	27,263	31,158
Consumer and other	873	48,377	2,182	51,432
Gross loans	$65,504	$180,230	$579,040	$824,874
Loans due after one year with:
Fixed rates		$106,136	$191,645	$297,781
Variable rates		74,094	387,395	461,489
Total		$180,230	$579,040	$759,270

Loans with unique credit characteristics

In April of 2009, we completed a loan ‘swap’ transaction, which included our receipt of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are geographically disbursed throughout the United States and are made to legal United States residents who do not possess a social security number. The ITIN loan portfolio is serviced by a third party. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we become responsible for servicing of these ITIN loans, then we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.

Purchased Loans

In addition to loans we have originated, the loan portfolio includes purchased loan pools and purchased participations. Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ALLL is not recorded at the acquisition date. Additional information regarding the individual purchased loan pools can be found in Note 12 Purchase of Financial Assets in the Notes to Consolidated Financial Statements in this document.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the recorded investment in loans at September 30, 2017 and December 31, 2016 that were not originated by us.

(Amounts in thousands)	September 30, 2017		December 31, 2016
Loans Type	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$109	—%	$109	—%
Commercial real estate	30,490	4	31,662	4
Residential real estate	48,603	6	52,888	7
Consumer and other	49,316	6	49,057	6
Total purchased loans	$128,518	16%	$133,716	17%

Many of the loans that we have acquired from third party originators are made to borrowers who are located throughout the United States, other than in California. Some of those borrowers were undoubtedly impacted by the hurricanes which caused destruction in Texas, Florida, Georgia and Puerto Rico during the third quarter. As part of our discussion of the ALLL elsewhere in this document, we have provided the preliminary information we have about these loans.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not receive offers or indications of interest within a reasonable timeframe, we will review market conditions to assess the pricing level that would enable us to sell the property. At the time of foreclosure, OREO is recorded at fair value less costs to sell (“cost”), which becomes the property’s new basis. Unless a current appraisal is available, an appraisal will be ordered prior to a loan migrating to OREO. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations and the property is carried at the lower of the cost or fair value less expected selling costs. We obtain updated appraisals on OREO property every six to twelve months. Valuation adjustments recorded in a period are primarily based on (1) updated appraisals received during the period, or (2) management’s authorization to reduce the selling price of the property during the period.

The following table summarizes our nonperforming assets as of September 30, 2017 and December 31, 2016.

(Amounts in thousands)	September 30,	December 31,
Nonperforming Assets	2017	2016
Commercial	$2,309	$2,749
Commercial real estate:
Real estate - commercial non-owner occupied	—	1,196
Real estate - commercial owner occupied	617	784
Total commercial real estate	617	1,980
Residential real estate:
Real estate - residential - ITIN	3,201	3,576
Real estate - residential - 1-4 family mortgage	626	1,914
Real estate - residential - equity lines	815	917
Total residential real estate	4,642	6,407
Consumer and other	37	250
Total nonaccrual loans	7,605	11,386
90 days past due and still accruing	—	—
Total nonperforming loans	7,605	11,386
Other real estate owned	699	759
Total nonperforming assets	$8,304	$12,145
Nonperforming loans to gross loans	0.92%	1.42%
Nonperforming assets to total assets	0.67%	1.06%

We continually perform thorough reviews of the commercial real estate portfolio, including stress testing. These reviews are performed on both our non-owner and owner occupied credits. These reviews are completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects. Stress testing is performed to determine the effect of rising cap rates, interest rates, and vacancy rates on the portfolio. Based on our analysis, we believe we are effectively managing the risks in this portfolio. There can be no assurance that declines in economic conditions, such as potential increases in retail or office vacancy rates, will not exceed the projected assumptions utilized in stress testing resulting in additional nonperforming loans in the future.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2017, we had $11.0 million in troubled debt restructurings compared to $12.1 million as of December 31, 2016. As of September 30, 2017, we had 118 restructured loans that qualified as troubled debt restructurings, of which 111 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.33% of gross loans as of September 30, 2017, compared to 1.50% at December 31, 2016.

Impaired loans of $6.6 million and $7.1 million were classified as accruing troubled debt restructurings at September 30, 2017 and December 31, 2016, respectively. For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of September 30, 2017, we had one restructured commercial line of credit in nonaccrual status that had $261 thousand in available credit. We had no obligation to lend additional funds on any restructured loans as of December 31, 2016.

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of September 30, 2017 and December 31, 2016.

(Amounts in thousands)	September 30,	December 31,
Troubled Debt Restructurings	2017	2016
Accruing troubled debt restructurings
Commercial	$671	$776
Commercial real estate:
Real estate - commercial non-owner occupied	805	808
Residential real estate:
Real estate - residential - ITIN	4,655	5,033
Real estate - residential - equity lines	441	454
Total accruing troubled debt restructurings	$6,572	$7,071

Nonaccruing troubled debt restructurings
Commercial	$1,609	$1,940
Residential real estate:
Real estate - residential - ITIN	2,461	2,691
Real estate - residential - 1-4 family mortgage	306	335
Consumer and other	27	29
Total nonaccruing troubled debt restructurings	$4,403	$4,995
Total troubled debt restructurings

Commercial	$2,280	$2,716
Commercial real estate:
Real estate - commercial non-owner occupied	805	808
Residential real estate:
Real estate - residential - ITIN	7,116	7,724
Real estate - residential - 1-4 family mortgage	306	335
Real estate - residential - equity lines	441	454
Consumer and other	27	29
Total troubled debt restructurings	$10,975	$12,066

Total troubled debt restructurings to gross loans outstanding at period end	1.33%	1.50%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at September 30, 2017 increased $147 thousand to $11.7 million compared to $11.5 million at December 31, 2016. A combination of net loan losses and loan portfolio growth supported management’s decision to record a $500 thousand provision for loan and lease losses during the nine months ended September 30, 2017. During the year ended December 31, 2016 there were no provisions for loan and lease losses.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We recorded net loan charge-offs of $352 thousand for the nine months ended September 30, 2017 compared to net loan loss recoveries of $364 thousand for the year ended December 31, 2016. Charge-offs during the nine months ended September 30, 2017 occurred primary from purchased consumer loans and were partially offset by recoveries from two commercial loan relationships. Our ALLL as a percentage of gross loans was 1.42% as of September 30, 2017 and 1.44% as of December 31, 2016.

The following table summarizes the ALLL roll forward for the nine months ended September 30, 2017, twelve months ended December 31, 2016 and the nine months ended September 30, 2016. This table also includes impaired loan information at September 30, 2017, December 31, 2016 and September 30, 2016.

	For The Nine Months Ended	For The Twelve Months Ended	For The Nine Months Ended
(Amounts in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Beginning balance ALLL	$11,544	$11,180	$11,180
Provision for loan and lease loss charged to expense	500	—	—
Loans charged off	(1,051)	(2,784)	(2,398)
Loan and lease loss recoveries	699	3,148	3,067
Ending balance ALLL	$11,692	$11,544	$11,849

	At September 30, 2017	At December 31, 2016	At September 30, 2016
Nonaccrual loans:
Commercial	$2,309	$2,749	$1,710
Real estate - commercial non-owner occupied	—	1,196	1,196
Real estate - commercial owner occupied	617	784	800
Real estate - residential - ITIN	3,201	3,576	3,392
Real estate - residential - 1-4 family mortgage	626	1,914	1,798
Real estate - residential - equity lines	815	917	942
Consumer and other	37	250	252
Total nonaccrual loans	7,605	11,386	10,090
Accruing troubled-debt restructured loans:
Commercial	671	776	726
Real estate - commercial non-owner occupied	805	808	811
Real estate - residential - ITIN	4,655	5,033	5,280
Real estate - residential - equity lines	441	454	543
Total accruing restructured loans	6,572	7,071	7,360

All other accruing impaired loans	—	337	483
Total impaired loans	$14,177	$18,794	$17,933

Gross loans outstanding	$824,874	$804,211	$779,019

Ratio of ALLL to gross loans outstanding	1.42%	1.44%	1.52%
Nonaccrual loans to gross loans outstanding	0.92%	1.42%	1.30%

As of September 30, 2017, impaired loans totaled $14.2 million, of which $7.6 million were in nonaccrual status. Of the total impaired loans, $7.9 million or 115 were ITIN loans with an average balance of approximately $68 thousand. The remaining impaired loans consist of nine commercial loans, two commercial real estate loans, four residential mortgages, ten home equity loans and two consumer loans.

At September 30, 2017, impaired loans had a corresponding specific allowance of $918 thousand. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the allocation of the ALLL as of September 30, 2017 and December 31, 2016.

(Amounts in thousands)	September 30, 2017		December 31, 2016
ALLL	Amount	Percent	Amount	Percent
Commercial	$2,644	22%	$2,849	25%
Commercial real estate:
Real estate - construction and land development	67	1	177	2
Real estate - commercial non-owner occupied	4,415	37	3,637	32
Real estate - commercial owner occupied	1,822	16	1,764	15
Residential real estate:
Real estate - residential - ITIN	552	5	973	8
Real estate - residential - 1-4 family mortgage	103	1	106	1
Real estate - residential - equity lines	529	5	637	5
Consumer and other	1,200	10	955	8
Unallocated	360	3	446	4
Total ALLL	$11,692	100%	$11,544	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2017, the unallocated allowance amount represents 3% of the ALLL, compared to 4% at December 31, 2016. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

Natural Disasters

Wildfires

We have extended credit to borrowers in California's Napa and Sonoma counties where devastating fires recently caused widespread destruction. In those two counties we have made ten commercial real estate loans totaling $12.8 million. We believe that none of the real estate collateralizing our loans was burned. It is however too soon to approximate the economic impact of the fires on the general economy of the region or on our borrowers' businesses specifically.

Hurricanes

Many of the loans that we have acquired from third party originators were made to borrowers who are located throughout the United States, other than in California. Some of those borrowers reside in portions of Texas, Florida, Georgia and Puerto Rico where hurricanes caused severe damage during the third quarter of 2017. The loans that could be affected are primarily ITIN loans which are secured by 1st deeds of trust and consumer home improvement loans which are unsecured. These loans are not serviced by us and we are dependent on third party servicers for collection efforts, processing payment deferral requests and obtaining loss information. Based on preliminary information, we believe that in the affected areas, our exposure for loans secured by 1st and 2nd residential deeds of trust is 21 loans totaling $1.2 million (none in Puerto Rico), and for unsecured consumer loans is 361 loans totaling $3.5 million (of which 78 loans totaling $1.2 million are in Puerto Rico). We do not currently know the extent of damage to our loan collateral, the amounts of available insurance coverage, the availability of government assistance for our borrowers or whether our borrower's ability to repay their loans has been diminished.

Deposits

Total deposits as of September 30, 2017 were $1.1 billion compared to $1.0 billion at December 31, 2016, an increase of $58.1 million or 8% annualized. The following table presents the deposit balances by major category as of September 30, 2017, and December 31, 2016.

(Amounts in thousands)	September 30, 2017		December 31, 2016
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$316,814	30%	$270,398	27%
Interest-bearing demand	206,045	19	198,328	20
Money market accounts	227,421	21	207,241	20
Savings	111,962	11	113,309	11
Certificates of deposit, $100,000 or greater	156,743	15	167,962	17
Certificates of deposit, less than $100,000	43,800	4	47,428	5
Total	$1,062,785	100%	$1,004,666	100%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the distribution of our year-to-date average daily balances and their respective average rates for the nine months ended September 30, 2017, and the year ended December 31, 2016.

	For the Nine Months Ended September 30, 2017		For the Year Ended December 31, 2016
(Amounts in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing demand	$204,808	0.13%	$172,011	0.12%
Money market accounts	221,557	0.20%	202,159	0.16%
Savings	111,258	0.18%	104,771	0.17%
Certificates of deposit	209,275	1.05%	221,074	0.99%
Interest-bearing deposits	746,898	0.41%	700,015	0.41%
Noninterest-bearing demand	280,559		226,368
Average total deposits	$1,027,457	0.30%	$926,383	0.31%

Term debt	$18,644	6.33%	$37,286	4.47%
Junior subordinated debentures	10,310	2.74%	10,310	2.28%
Average total borrowings	$28,954	5.05%	$47,596	4.00%

Deposit Maturity Schedule

The following table sets forth the maturities of certificates of deposit in amounts of $100,000 or more as of September 30, 2017.

(Amounts in thousands)	September 30,
Maturing in:	2017
Three months or less	$25,453
Three through six months	26,545
Six through twelve months	32,907
Over twelve months	71,838
Total	$156,743

We have an agreement with Promontory Interfinancial Network LLC (“Promontory”) allowing provision of FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS and ICS deposits can be reciprocal or one-way and are considered brokered deposits by the FDIC.

In accordance with regulatory Call Report instructions, we filed quarterly Call Reports, which listed brokered deposits of $56.2 million, and $65.2 million at September 30, 2017 and December 31, 2016, respectively. These amounts were obtained through the CDARS and ICS programs.

Borrowings

Term Debt

At September 30, 2017, we had term debt outstanding with a carrying value of $17.6 million compared to $18.7 million at December 31, 2016. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of September 30, 2017 and December 31, 2016, the Bank had no Federal Home Loan Bank of San Francisco advances outstanding. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the nine months ended September 30, 2017 and the year ended December 31, 2016 was $403 thousand and $18.0 million, respectively. See Note 6 Federal Funds Purchased and Lines of Credit in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Senior Debt

In December of 2015, we entered into a senior debt loan agreement to borrow $10.0 million. The debt is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce, matures in 2020, and at September 30, 2017, had a balance of $7.7 million net of unamortized debt issuance costs. Interest on the senior debt is paid at a variable rate equal to three month LIBOR plus 400 basis points resetting monthly. The effective interest rate at September 30, 2017, was 5.32%

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate subordinated notes. The subordinated debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points resetting quarterly. At September 30, 2017, the Subordinated Debt had a balance of $9.9 million net of unamortized debt issuance costs. The notes are due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July 2005, we participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at a rate equal to three month LIBOR plus 158 basis points (2.90% at September 30, 2017).

The Trust-Preferred Securities mature on September 15, 2035, and the covenants allow for redemption of the securities at our option during any quarter prior to maturity.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of our total deposits at September 30, 2017 and December 31, 2016.

In addition to liquidity from core deposits, loan repayments and cash flows from securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank, or issue subscription / brokered certificates of deposit.

At September 30, 2017, the Bank had the following credit arrangements:

●

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $332.4 million; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	We have an available line of credit with the Federal Reserve Bank of $15.3 million subject to collateral requirements, namely the amount of pledged loans.
●

We have entered into nonbinding federal funds line of credit agreements with three financial institutions. The lines totaled $35.0 million at September 30, 2017 and had interest rates ranging from 1.39% to 2.04%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company's cash flows are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. As described in the paragraph below, the Holding Company received $26.8 million in proceeds from the sale of common stock and given its cash position, there are currently no plans to pay dividends from the Bank to the Holding Company.

On May 10, 2017, we completed the sale of 2,738,096 shares of our common stock at a public offering price of $10.50 and received net proceeds of $26.8 million. These proceeds will support lending and investment activities, support or fund acquisitions of other institutions or branches if opportunities for such transactions become available, or repay certain borrowings. We deployed liquidity provided by the sale of common stock into available-for-sale securities and interest-bearing deposits at other banks.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $10.3 million was provided by operating activities during the nine months ended September 30, 2017. The primary difference between net income and cash provided by operating activities is non-cash items including depreciation and amortization totaling $3.2 million and a provision for loan and lease losses of $500 thousand.

Net cash of $75.6 million used by investing activities consisted principally of $121.6 million in purchases of available-for-sale investment securities and $22.0 million in net loan purchases and originations partially offset by $47.9 million in proceeds from sale of available-for-sale investment securities, $16.6 million in proceeds from maturities and payments of available-for-sale securities and $2.2 million of life insurance proceeds.

Net cash of $82.6 million provided by financing activities consisted principally of a $73.0 million increase in demand and savings deposits and $26.8 million in proceeds from issuance of common stock partially offset by a decrease in certificates of deposit of $14.8 million.

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

Generally speaking, effective January 1, 2015, the Final Rules did the following:

●	Created “Common Equity Tier 1 Capital Ratio,” which is a measure of regulatory capital closer to pure tangible common equity than the previous Tier 1 definition;
●	Establisheda required minimum risk-based capital ratio for “Common Equity Tier 1 Capital Ratio” 4.5%;
●	Increasedthe required minimum risk-based “Tier 1 Capital Ratio” to 6.0%:
●	Increased the required minimum risk-based “Total Capital Ratio” to 8.0%;
●	Increased the required minimum “Tier 1 Leverage Ratio” to 4.0%;
●	Added a 2.50% capital conversation buffer to the minimum “Common Equity Tier 1 Capital Ratio”, “Tier 1 Capital Ratio” and “Total Capital Ratio”; and
●	Allowed for permanent grandfathering of non-qualifying instruments, such as our trust-preferred securities, subject to a limit of 25% of Tier 1 capital.

The Final Rules require the Bank and the Company to meet the capital conservation buffer requirement in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. The capital conservation buffer of 2.50% is added to the minimum capital ratios and is being phased in between 2016 and 2019. For 2017, the partially phased in buffer is 1.25%.

When the new capital rule is fully phased in, the minimum capital requirements plus the conservation buffer will exceed the well-capitalized thresholds by 0.5 percentage points. This 0.5-percentage-point cushion will allow institutions to dip into a portion of their capital conservation buffer before reaching a status that is considered less than well capitalized for prompt corrective action purposes.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These capital rules also change the risk-weights of certain assets for purposes of the risk-based capital ratios and phase out certain instruments as qualifying capital. The Final Rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, if their capital levels begin to show signs of weakness.

Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well-capitalized:”

●	a “Common Equity Tier 1 Capital Ratio” of at least 6.5%;
●	a “Tier 1 Capital Ratio” of at least 8%;
●	a “Total Capital Ratio” of at least 10%;
●	a “Tier 1 Leverage Ratio” of at least 5%; and
●	not be subject to any order or written directive requiring a specific capital level.

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

As of September 30, 2017, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of September 30, 2017, are presented in the following table.

	September 30, 2017
(Amounts in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement	Applicable 2017 Capital Conservation Buffer	Minimum Capital Ratio plus Capital Conservation Buffer
Holding Company:
Common Equity Tier 1 Capital Ratio	$125,592	12.66%	n/a	4.50%	1.25%	5.750%
Tier 1 Capital Ratio	$135,462	13.65%	n/a	6.00%	1.25%	7.250%
Total Capital Ratio	$157,848	15.91%	n/a	8.00%	1.25%	9.250%
Tier 1 Leverage Ratio	$135,462	11.12%	n/a	4.00%	n/a	n/a

Bank:
Common Equity Tier 1 Capital ratio	$127,819	12.87%	6.50%	4.50%	1.25%	5.750%
Tier 1 Capital Ratio	$127,819	12.87%	8.00%	6.00%	1.25%	7.250%
Total Capital Ratio	$140,206	14.12%	10.00%	8.00%	1.25%	9.250%
Tier 1 Leverage Ratio	$127,819	10.50%	5.00%	4.00%	n/a	n/a

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Dividends and Payout Ratios per Common Share

During the nine months ended September 30, 2017 and the year ended December 31, 2016, we declared quarterly cash dividends of $0.03 per common share.

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

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09
Dividend payout ratio	17%	17%	18%	41%

OFF-BALANCE SHEET ARRANGEMENTS

Information regarding Off-Balance Sheet Arrangements is included in Note 8, Commitments and Contingencies, in the Notes to Consolidated Financial Statements incorporated in this document.

CONCENTRATION OF CREDIT RISK

Information regarding Concentration of Credit Risk is included in Note 8, Commitments and Contingencies, in the Notes to Consolidated Financial Statements incorporated in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of September 30, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of September 30, 2017, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first nine months of 2017 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a. Risk Factors

We have only fragmented information about the impact of hurricanes Harvey, Irma and Maria on our purchased loan portfolios. We are in the preliminary stage of assessing how these storms will impact our portfolio or  our earnings. Until more is known, we are unable to quantify that impact.

The risks described below, as well as the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2016, filed with the SEC on March 15, 2017 should be carefully considered. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition and/or operating results. Our risk factors regarding natural disasters have been expanded to specifically address additional types of natural disasters and risks to our purchased loan portfolio and loan servicers.

A natural disaster outside California, could negatively impact our purchased loan portfolio or our third party loan servicer.

Our purchased loan portfolio includes a significant amount of loans made to borrowers outside California and which are serviced by third parties outside of California. A significant portion of the purchased loans and third party loan servicers are in areas that are vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters outside California. Natural disasters could impact the operations of our loan servicers directly through interference with communications, including the interruption or loss of websites, destruction of facilities, operational, financial and management information systems which could prevent them from servicing our portfolio. Natural disasters outside California could also impact the underlying collateral and borrower’s ability to repay the loans for our purchased loan portfolios

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: November 3, 2017	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)