Form 10-K
period 2017-12-31
Bank of Commerce Holdings
filed 2018-03-09
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File Number 0-25135

Bank of Commerce Holdings

(Exact name of Registrant as specified in its charter)

California	94-2823865
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 Capitol Mall, Suite 1255
Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 421-2575

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value per share	NASDAQ Global Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

As of the last day of the second fiscal quarter of 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $161,740,861 based on the closing sale price of $11.05 as reported on the NASDAQ Global Market as of June 30, 2017.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

The number of shares of the registrant’s no par value Common Stock outstanding as of March 1, 2018 was 16,315,402.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the registrant for its 2018 Annual Meeting of Shareholders, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The following factors, among others, could cause our actual results to differ materially from those expressed in such forward-looking statements:

●	The strength of the United States economy in general and the strength of the local economies in California in which we conduct operations;
●	Our inability to successfully manage our growth or implement our growth strategy;
●	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board;
●	Volatility in the capital or credit markets;
●	Changes in the financial performance and/or condition of our borrowers;
●	Our concentration in real estate lending;
●

Developments and changes in laws and regulations, including the recent federal Tax Cuts and Jobs Act and increased regulation of the banking industry through legislative action and revised rules and standards applied by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the California Department of Business Oversight;

●	Changes in the cost and scope of insurance from the Federal Deposit Insurance Corporation and other third parties;
●	Changes in consumer spending, borrowing and savings habits;
●	Deterioration in the reputation of banks and the financial services industry could adversely affect the Company's ability to obtain and retain customers;
●	Changes in the level of our nonperforming assets and loan charge-offs;
●	Deterioration in values of real estate in California and the United States generally, both residential and commercial;
●	Possible other-than-temporary impairment of securities held by us;
●	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	The willingness of customers to substitute competitors’ products and services for our products and services;
●	Technological changes could expose us to new risks, including potential systems failures or fraud;
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
●

Consolidation in the financial services industry in the Company's markets resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape and the influx of fintech companies competing for business;

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

Forward-looking statements should not be viewed as predictions and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties discussed in “RISK FACTORS” and in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”.

Item 1 - Business

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”) is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California.. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce) and Bank of Commerce Mortgage (inactive). We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II, which was organized in connection with our prior issuance of trust-preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

We commenced banking operations in 1982 and with the completion of the purchase of five Bank of America branches during the first quarter of 2016, we now operate nine full service facilities in northern California. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. We provide a wide range of financial services and products for business and retail customers which are competitive with those traditionally offered by banks of similar size in California. As of December 31, 2017, we operated under one primary business segment: Community Banking. Additional information regarding operating segments can be found in Note 2 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this document.

We continuously seek expansion opportunities through internal growth, strategic alliances, acquisitions, establishing new offices or the delivery of new products and services. Periodically, we reevaluate the short and long-term profitability of all of our lines of business, and do not hesitate to reduce or eliminate unprofitable locations or lines of business. We remain a viable, independent bank committed to enhancing shareholder value. This commitment has been fostered by proactive management and dedication to staff, customers and the markets we serve.

On March 11, 2016, we completed the purchase of five Bank of America branches in northern California. The acquired branches are located in Colusa, Willows, Orland, Corning, and Yreka. The Bank also acquired three offsite ATM locations in Williams, Orland and Corning. The Bank paid cash consideration of $6.7 million and acquired $155.2 million in assets, primarily cash and premises. The Bank assumed $149.2 million in liabilities, primarily deposits. See Note 25 Acquisition in the Notes to Consolidated Financial Statements.

On May 10, 2017, we closed an underwritten public offering of 2,738,096 shares of our common stock at a public offering price of $10.50 per share, with net proceeds of approximately $26.8 million, after underwriting discounts and estimated expenses.

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

Leverage Our Existing Foundation for Additional Growth. Based on certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective avenues. We believe that the investments we have made in data processing, our staff, our risk and compliance function, and our branch network will support a much larger asset base. We are committed, however, to control any additional growth within acceptable risk limits and to maintain appropriate capital ratios.

Maintain Local Decision-Making and Accountability. We believe we have a competitive advantage over larger national and regional financial institutions by providing superior customer service with experienced, knowledgeable management, localized decision-making capabilities and prompt credit decisions. We believe that our customers want to deal directly with the people who make the ultimate credit decisions and have provided our Bank officers and relationship managers with authority commensurate with their experience and responsibilities, which we believe strikes the right balance between local decision-making and sound banking practice.

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

Principal Markets

We operate nine full service facilities in northern California. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. We operate under the name Redding Bank of Commerce, except in the greater Sacramento region where we operate under the name Sacramento Bank of Commerce, a division of Redding Bank of Commerce.

Principal Products and Services

Most of our current customers are retail consumers and small to medium-sized businesses. No single person or group of persons provides a material portion of the Bank’s deposits or loans, the loss of any one or more of which would have a materially adverse effect on the business of the Bank.

We provide a wide range of financial services and products for business and consumer customers. The services we offer include those traditionally offered by banks of similar size and character in California. Our principal deposit products include the following types of accounts; checking, interest-bearing checking, money market, savings and certificates of deposit. We also offer sweep arrangements, commercial loans, construction loans, term loans, consumer loans, safe deposit boxes, and electronic banking services. We currently do not offer trust services or international banking services.

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

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. See Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations and Note 20 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the regulatory capital guidelines.

Competition

We engage in the highly competitive financial services industry. Generally, our market and our lines of activity involve competition with other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance entities which offer financial services, located both domestically and through alternative delivery channels such as the Internet. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures. Our ability to compete is focused on various factors such as customer service, interest rates on loans and deposits, lending limits, customer convenience and technological advances.

Securities firms, insurance companies and brokerage houses that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type will significantly change the competitive environment in which we conduct business.

In order to compete with major banks and other competitors in our primary service areas, we rely upon;

●	The experience of our executive and senior officers;
●	Our specialized services and local promotional activities;
●	The personal contacts made by our officers, directors and employees;
●	Third party referral sources.

Employees

As of December 31, 2017, we employed 189 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Information regarding employment agreements with our executive officers is contained in Item 11 – Executive Compensation below, which is incorporated by reference to our proxy statement for the 2018 annual meeting of shareholders.

Government Supervision and Regulation

Supervision and Regulation

The Holding Company and the Bank are subject to extensive regulation under federal and state law. In general, this regulatory framework is designed to protect depositors, the federal deposit insurance fund (the “DIF”) and the federal and state banking system as a whole; it does not exist for the protection of shareholders. As the breadth and scope of regulatory requirements increase, our costs to identify, monitor and comply with these requirements increase, as well.

This section provides a general overview of the federal and state regulatory framework applicable to the Holding Company and the Bank. It is not intended to summarize all applicable laws and regulations. To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, continue to be subject to change (or interpretation) by Congress, state legislatures and federal and state regulators. Numerous changes to the statutes, regulations and regulatory policies applicable to us (including their interpretation or implementation) have been proposed but cannot be predicted and could have a material effect on our business or operations.

The Holding Company is subject to regulation and supervision by the Federal Reserve (as a bank holding company) and regulation by the State of California (as a California corporation). The Holding Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a listed company on the NASDAQ Global Market, the Holding Company is subject to the rules of the NASDAQ for listed companies. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the California Department of Business Oversight (“CDBO”).

Federal Bank Holding Company Regulation

General

As a bank holding company, the Holding Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve” or “FRB”). In general, the BHC Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to the business of banking. In addition, the Holding Company must file reports with and provide the Federal Reserve with such additional information as it may require.

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

Holding Company Control of Nonbanks

With some exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by federal statute, agency regulation or by order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

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

Support of Subsidiary Banks

Under Federal Reserve policy and the Dodd-Frank Act, the Holding Company is required to act as a source of financial and managerial strength to the Bank. This means that the Holding Company is required to commit, as necessary, capital and resources to support the Bank, including at times when the Holding Company may not be in a financial position to provide such resources, or when it may not be in the Holding Company's or its shareholders' best interests to do so. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions

As a California corporation, the Holding Company is subject to certain limitations and restrictions under applicable California corporate law. For example, state law restrictions in California include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records and minutes and observance of certain corporate formalities.

Federal and State Regulation of the Bank

General

Deposits in the Bank, a California chartered commercial bank, are insured by the FDIC. As a result, the Bank is subject to primary supervision, periodic examination and regulation by the CDBO and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature, amount of, and collateral for loans. Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards. In addition to these federal laws, the Bank is also subject to the laws of the State of California.

Consumer Protection

Although the Bank is not supervised directly by the Consumer Financial Protection Bureau (“CFPB”), our consumer banking activities are subject to regulation by the CFPB. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationships and interactions with consumers including laws and regulations that impose certain disclosure requirements and regulate the manner in which we take deposits, make and collect loans, and provide other services. In recent years, examination and enforcement by state and federal banking agencies for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil monetary penalties, criminal penalties, punitive damages, and the loss of certain contractual rights. The Bank has established a compliance system to ensure consumer protection.

Community Reinvestment

The Community Reinvestment Act of 1977 (the “CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, federal bank regulators evaluate the record of financial institutions in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility. In some cases, a bank's failure to comply with the CRA or CRA protests filed by interested parties during applicable comment periods can result in the denial or delay of such transactions. The Bank received a "satisfactory" rating in its most recent CRA examination.

Insider Credit Transactions

Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms (including interest rates and collateral) and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Dodd-Frank Act and federal regulations place additional restrictions on loans to insiders and generally prohibit loans to senior officers other than for certain specified purposes.

Regulation of Management

Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (ii) as discussed above, places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (iii) generally prohibits management personnel of a bank from serving as directors or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards

Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. In addition, each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against unauthorized access to or use of such information and ensure the proper disposal of customer and consumer information. An institution that fails to meet these standards may be required to submit a compliance plan, or be subject to regulatory sanctions, including restrictions on growth. The Bank has established policies and risk management procedures to ensure the safety and soundness of the Bank.

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

Interstate Banking and Branching

The Dodd-Frank Act eliminated interstate branching restrictions that were implemented as part of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), and removed many restrictions on de novo interstate branching by state and federally chartered banks. Federal regulators now have authority to approve applications by such banks to establish de novo branches in states other than the bank's home state if the host state's banks could establish a branch at the same location. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Cash Dividends

Our ability to pay cash dividends is dependent on having sufficient cash and satisfying various regulatory and contractual restrictions. While we currently hold $24.0 million from our May 2017 public offering, our principal source of cash has historically been dividends received from the Bank. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce capital below an amount necessary to meet minimum applicable regulatory capital requirements. Basel Ill (discussed below) introduces additional restrictions on dividends.

Our ability to pay dividends from the Bank to the Holding Company is subject to certain requirements under California law. Banks chartered under California law generally may only pay a cash dividend to the extent such payment does not exceed the lesser of (i) retained earnings of the bank or (ii) the bank's net income for its last three fiscal years less any distributions to shareholders during such period. As a result, future dividends from the Bank to the Holding Company will generally depend on the level of earnings at the Bank.

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies which expresses the view that although no specific regulations restrict dividend payments by bank holding companies other than state corporate laws, a bank holding company should not pay cash dividends unless the company's net income for the past year is sufficient to cover both the cash dividends and a prospective rate of earnings retention that is consistent with the bank holding company's capital needs, asset quality and overall financial condition.

On December 10, 2015, we issued and sold $10.0 million in aggregate principal amount of fixed to floating rate Subordinated Notes pursuant to a private placement with certain institutional investors. On that same date we also entered into a loan agreement pursuant to which we obtained $10.0 million in senior debt secured by a pledge of all of the stock of the Bank. The Notes and debt agreements limit the payment of cash dividends to our common shareholders if the Company is not well capitalized, or if there is an event of default as described by the agreements.

Capital Adequacy and Prompt Corrective Action

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal regulatory agencies, which involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. The capital requirements are intended to ensure that institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments and are applied separately to the Holding Company and the Bank.

Federal regulations require insured depository institutions and bank holding companies to meet several minimum capital standards, including: (i) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (ii) a Tier 1 capital to risk-based assets ratio of 6%; (iii) a total capital to risk-based assets ratio of 8%; and (iv) a 4% Tier 1 capital to total assets leverage ratio. These minimum capital requirements became effective in January 2015 and were the result of final rules implementing certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act (the "Final Rules").

The Final Rules also require a new capital conservation buffer designed to absorb losses during periods of economic stress. The Bank is required to meet this new buffer requirement by 2019 in order to avoid constraints on capital distributions (e.g., dividends, equity repurchases, and certain bonus compensation for executive officers). The Final Rules change the risk-weights of certain assets for purposes of the risk-based capital ratios and phase out certain instruments as qualifying capital.

The Final Rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on an insured depository institution if its capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements to qualify as “well capitalized”: (i) a Tier 1 common equity capital ratio of at least 6.5%; (ii) a Tier 1 capital ratio of at least 8%; (iii) a total capital ratio of at least 10%; (iv) a Tier 1 leverage ratio of at least 5%; and (v) not be subject to any order or written directive requiring a specific capital level. The FDIC’s rules (as amended by the Final Rules) contain other capital classification categories, such as “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” each of which are based on certain capital ratios. An institution may be downgraded to a category lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition, or if the institution receives an unsatisfactory examination rating. As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as “well capitalized”.

The application of the Final Rules may result in lower returns on invested capital, require the raising of additional capital or require regulatory action if the Bank were unable to comply with such requirements. In addition, management may be required to modify its business strategy due to the changes to the asset risk-weights for risk-based capital calculations and the requirement to meet the capital conservation buffers. The imposition of liquidity requirements in connection with these rules could also cause the Bank to increase its holdings of liquid assets, change its business strategy, and make other changes to the terms of its funding.

Regulatory Oversight and Examination

Inspections

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the Federal Reserve's inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a bank holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10.0 billion in assets, the inspection type and frequency typically varies depending on asset size, complexity of the organization, and the bank holding company’s rating at its last inspection.

Examinations

Banks are subject to periodic examinations by their primary regulators. In assessing a bank's condition, bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on a 12-month cycle. Examinations alternate between the federal and state bank regulatory agencies, and in some cases they may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised institutions as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

Commercial Real Estate Ratios

The federal banking regulators recently issued guidance reminding financial institutions to re-examine existing regulations regarding concentrations in commercial real estate lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The banking agencies are directed to examine each bank’s exposure to commercial real estate loans that are dependent on cash flow from the real estate held as collateral and to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in evaluating capital adequacy and does not specifically limit a bank’s commercial real estate lending to a specified concentration level.

Corporate Governance and Accounting

The Sarbanes-Oxley Act of 2002 (the “SOX Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally the SOX Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert”, and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

As a publicly reporting company, the Holding Company is subject to the requirements of the SOX Act and related rules and regulations issued by the SEC and NASDAQ. After enactment of the SOX Act, the Holding Company updated its policies and procedures to comply with the SOX Act's requirements and has found that such compliance, including compliance with Section 404 relating to the Holding Company's internal controls over financial reporting, has resulted in additional expenses for the Holding Company. The Holding Company will continue to incur additional expenses in connection with its ongoing compliance with these requirements.

Anti-Money Laundering and Anti-Terrorism

The Bank Secrecy Act and the USA Patriot Act of 2001

The Bank Secrecy Act (the “BSA”) requires all financial institutions to (among other requirements) establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA also sets forth various recordkeeping and reporting requirements (such as reporting suspicious activities that may signal criminal activity), and certain due diligence and "know your customer" documentation requirements.

Further, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. Regulators are directed to consider a bank holding company’s and a bank’s effectiveness in combating money laundering when reviewing and ruling on applications under the BHC Act and the Bank Merger Act. The Holding Company and the Bank have established compliance programs designed to comply with the requirements of the BSA and Patriot Act.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLBA”) brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLBA (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require a bank to disclose its privacy policy, including informing consumers of the bank’s information sharing practices and their right to opt out of certain practices.

Deposit Insurance

FDIC Insured Deposits

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC, which are designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act redefined the assessment base used for calculating deposit insurance assessments by requiring the FDIC to determine assessments based on assets instead of deposits. Assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution. In addition, the Dodd-Frank Act (i) raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the DIF from 1.15% to 1.35%; (ii) required that the DIF reserve ratio meet 1.35% by 2020; and (iii) eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. The Dodd-Frank Act made banks with $10 billion or more in total assets responsible for the increase from 1.15% to 1.35%. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

Safety and Soundness

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. Management is not aware of any existing circumstances that would result in termination of the Bank's deposit insurance.

Insurance of Deposit Accounts

The Dodd-Frank Act permanently increased FDIC deposit insurance from $100,000 to $250,000 per depositor. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Brokered Deposits

On November 13, 2015, the FDIC updated guidance on identifying, accepting and reporting brokered deposits (“Deposit Guidance”), which appears to adopt an expansive view on what constitutes “facilitating the placement of deposits.” To the extent the FDIC takes a broader view of what constitutes “brokered deposits”, this could impact our use of brokered deposits in the future. Under FDIC deposit insurance rules, banks may be assessed higher premiums if they have a high level of brokered deposits. At December 31, 2017, we have $66.3 million in brokered deposits which we obtained through the CDARS and ICS programs.

The Dodd-Frank Act

General

The Dodd-Frank Act was signed into law in July 2010. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Holding Company and the Bank. Some of the provisions of the Dodd-Frank Act that may impact the Company's and the Bank's business and operations are summarized below. There has been recent discussion of providing some relief from certain provisions of the Dodd-Frank Act for smaller financial institutions. For example, recent bipartisan proposals have been introduced in an effort to roll back key provisions of the Dodd-Frank Act. However, it is too early to predict the likelihood, timing, and scope of any such amendments.

Corporate Governance

The Dodd-Frank Act requires publicly traded companies to provide their shareholders with (i) a non-binding shareholder vote on executive compensation, (ii) a non-binding shareholder vote on the frequency of such vote, (iii) disclosure of “golden parachute” arrangements in connection with specified change in control transactions, and (iv) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. In 2015, the SEC adopted a rule mandated by the Dodd-Frank Act that requires a public company to disclose the ratio of the compensation of its Chief Executive Officer ("CEO") to the median compensation of its employees. This rule is intended to provide shareholders with information that they can use to evaluate a CEO's compensation. Companies will be required to provide disclosure of their pay ratios for their first fiscal year beginning on or after January 1, 2017.

Prohibition Against Charter Conversions of Troubled Institutions

The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is the subject to an enforcement action unless the depository institution seeks prior approval from its primary regulator and complies with specified procedures to ensure compliance with the enforcement action.

Consumer Financial Protection Bureau

The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10.0 billion, the Bank is generally not subject to supervision and examination by the CFPB. The CFPB has issued and continues to propose and issue numerous regulations that will increase the compliance burden of the Bank. Significant recent CFPB developments that may affect the Bank’s operations and compliance costs include:

●

Positions taken by the CFPB on fair lending, including applying the disparate impact theory which could make it more difficult for lenders to charge different rates or to apply different terms to loans to different customers.

●

The CFPB’s final rule amending Regulation C, which implements the Home Mortgage Disclosure Act , requiring most lenders to report expanded information in order for the CFPB to more effectively monitor fair lending concerns and other information shortcomings identified by the CFPB.

●

Positions taken by the CFPB regarding the Electronic Fund Transfer Act and Regulation E, which require companies to obtain consumer authorizations before automatically debiting a consumer’s account for pre-authorized electronic funds transfers.

●

Focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile loan servicing, debt collection, mortgage origination and servicing, remittances, and fair lending, among others.

Repeal of Demand Deposit Interest Prohibition

The Dodd-Frank Act repealed federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Recent and Proposed Legislation

The economic and political environment of the past several years has led to a number of proposed legislative, governmental and regulatory initiatives that may significantly impact the banking industry. Other regulatory initiatives by federal and state agencies may also significantly impact our business. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on our operations, competitive situation, financial conditions, or results of operations. While recent history has demonstrated that new legislation or changes to existing laws or regulations typically result in a greater compliance burden (and therefore increase the general costs of doing business), the current Administration has expressed a desire to reduce regulatory burden.

On December 22, 2017, a law commonly known as the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. Among other provisions, the Tax Act reduced the federal corporate tax rate to a flat rate of 21% from the existing maximum graduated rate of 35%. As a result of the Tax Act, the effective tax rate for the Holding Company is expected to be reduced to a range of 17% to 18%. While the Company has evaluated the impact of the Tax Act with respect to the tax rate, it is too early to determine other potential impacts of the Tax Act on the Company.

Effects of Federal Government Monetary Policy

The Holding Company’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy to promote maximum employment, stable prices, and moderate long-term interest rates. Through its open market operations in U.S. government securities, control of the discount rate applicable to borrowings, establishment of reserve requirements against certain deposits, and control of the interest rate applicable to excess reserve balances and reverse repurchase agreements, the Federal Reserve influences the availability and cost of money and credit and, ultimately, a range of economic variables including employment, output, and the prices of goods and services. The nature and impact of future changes in monetary policies and their impact on the Holding Company and the Bank cannot be predicted with certainty.

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

Our principal executive office is located at 555 Capitol Mall, Suite 1255, Sacramento, California 95814 and the telephone number is (800) 421-2575.

Annual Disclosure Statement

This Annual Report on Form 10-K also serves as the annual disclosure statement of the Bank pursuant to Part 350 of the FDIC’s rules and regulations. This statement has not been reviewed or confirmed for accuracy or relevance by the FDIC.

Item 1a - Risk Factors

Company

The following is a discussion of what the Company believes are the most significant risks and uncertainties that may affect the Company's business, financial condition and future results.

National and global economic and geopolitical conditions could adversely affect our future results of operations or market price of our stock.

Our business is impacted by factors such as economic, political and market conditions, broad trends in industry and finance, changes in government monetary and fiscal policies, inflation, and market volatility, all of which are beyond our control. National and global economies are constantly in flux, as evidenced by recent market volatility resulting from, among other things, a relatively new presidential administration and new tax and economic policies associated therewith, the uncertain future relationship between the European Union and United Kingdom, and the ever-changing landscape of the energy industry. Future economic conditions cannot be predicted, and any renewed deterioration in the economies of the nation as a whole or in our market could have an adverse effect, which could be material, on our business, financial condition, results, operations and prospects, and could cause the market price of our stock to decline.

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

●	Demand for loans and other products and services may decrease;
●	Low cost or non-interest-bearing deposits may decrease; and
●	Performance of the underlying loans in the private label mortgage backed securities we hold may deteriorate, potentially causing other-than-temporary impairment markdowns to our investment portfolio.

Our inability to successfully manage our growth or implement our growth strategy could affect our results of operations and financial condition.

We may not be able to successfully implement our growth strategy if we are unable to expand market share in our existing market or identify attractive new markets, locations or opportunities to expand in the future. In addition, our ability to manage growth successfully will depend on whether we can maintain adequate capital levels, maintain cost controls, effectively manage asset quality and successfully integrate any expanded business divisions or acquired businesses into our operations.

As we continue to implement our growth strategy by opening new branches or acquiring branches or banks, we expect to incur increased personnel, occupancy, and other operating expenses. In the case of new branches, we must absorb higher expenses while we begin to generate new deposits. In the case of acquired branches, we must absorb higher expenses while we begin deploying the newly assumed deposit liabilities. With either new branches opened or branches acquired, there could be a lag time involved in deploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, expansion could depress earnings in the short-term, even if an efficiently executed branching strategy leads to long-term financial benefits.

The loan portfolio includes a significant amount of purchased loans and a significant amount of loans serviced by another company.

Purchased loans included in the loan portfolio totaled $134.9 million or 14% of gross portfolio loans as of December 31, 2017. The loans were purchased as a pool of loans, whole loans or purchased participations from another institution. The majority of the loans are outside our principal market. The loans were purchased under several different contracts, however, $87.7 million or 10% of gross portfolio loans are serviced by two unrelated third party servicing companies. A disruption to the operations of either of the loan servicing companies could reduce the value of the assets that we own. In addition, if we were ever forced to service these loans ourselves, we would incur additional monitoring and servicing costs due to the geographic disbursement of the portfolio, both in and outside our market area which would adversely affect our noninterest expense.

We have a concentration risk in real estate related loans.

A substantial portion of our lending is tied to real estate. As of December 31, 2017, approximately 77% of our loan portfolio was secured by real estate, the majority of which is commercial real estate. Of that amount, 2% of the portfolio consisted of construction and land development, 64% in commercial real estate (non-owner occupied and owner-occupied), 5% in residential ITIN, 3% in residential 1-4 family mortgage and 3% in residential equity lines.

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

While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. We expect the level of non-performing assets and losses relating to such assets to continue to decline, however there can be no assurance that we will not experience future increases in nonperforming assets.

Future loan and lease losses may exceed the allowance for loan and lease losses.

We have established an allowance for possible losses expected in connection with loans in the credit portfolio. This allowance reflects estimates of the collectability of certain identified loans, as well as an overall risk assessment of gross loans outstanding.

The determination of the amount of the allowance for loan and lease losses is subjective. Although the method for determining the amount of the allowance uses criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the loan and lease loss allowance will be sufficient to protect against losses that ultimately may occur. If the allowance for loan and lease losses proves to be inadequate, we will need to make additional provisions to the allowance, which is accounted for as charges to income, which would adversely impact results of operations and financial condition. Moreover, federal and state banking regulators, as an integral part of their supervisory function, periodically review our loan portfolio and the adequacy of our allowance. These regulatory authorities may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from our judgments. Any increase in the allowance could have an adverse effect, which could be material, on our financial condition and results of operations.

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

Our income is highly dependent on “interest rate spreads” (i.e., the difference between the interest income earned on our interest-earning assets such as loans and securities, and the interest expense paid on our interest-bearing liabilities such as deposits and borrowings). The underlying interest rates are highly sensitive to many factors, many of which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Recently, the Federal Reserve Board increased the federal funds target range and has indicated further increases could continue depending on economic conditions. We have positioned the balance sheet into an interest rate risk position that is essentially neutral as we plan for rising interest rates. In recent years, we originated higher volumes of longer term fixed rate loans. These loans, combined with the structure of our investment portfolio, the use of floors in the pricing of our variable rate loans and funding mix caused the Company to become neutral to slightly liability sensitive

The interest rates we pay on deposits and the interest rates we earn on loans are determined in large part by the rates paid and charged by our competitors. In addition, changes in monetary policy, including changes in interest rates influence the origination of loans, the purchase of investments and the generation of deposits. These changes affect the rates received on loans and securities and paid on deposits, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the fair value of our securities may reduce our shareholders’ equity and net income.

We increase or decrease our shareholders’ equity by the amount of change in the unrealized gain or loss (the difference between the fair value and the amortized cost) of our available-for-sale securities portfolio, net of related tax, under the category of accumulated other comprehensive income (loss). A decline in the fair value of this portfolio will result in a decline in reported shareholders’ equity, as well as book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the event there are credit loss related impairments, the credit loss component is recognized in earnings.

We own shares of Federal Home Loan Bank of San Francisco stock which are recorded in other assets. The stock is carried at cost and subject to recoverability testing under applicable accounting standards. As of December 31, 2017, we did not recognize an impairment charge related to our Federal Home Loan Bank of San Francisco stock holdings; however, potential negative changes to the financial condition of the Federal Home Loan Bank of San Francisco may require us to recognize an impairment charge with respect to such stock holdings. Any such impairment charge would have an adverse impact on our results of operations and financial condition.

We own investments in Qualified Zone Academy Bonds (“QZAB”) which are recorded in other assets. The investments are carried at cost and subject to recoverability testing under applicable accounting standards. As of December 31, 2017, we did not recognize an impairment charge related to our QZAB investment holdings; however, potential negative changes to the financial condition of the issuing institution may require us to recognize an impairment charge with respect to such holdings. Any such impairment charge would have an adverse impact on our results of operations and financial condition.

Credit quality for private label mortgage backed securities we hold may deteriorate creating additional credit risk in our investment portfolio.

Our securities portfolio contains private label mortgage backed securities. These securities have more credit risk than the securities in our portfolio that are obligations of the U.S. Government or obligations guaranteed by U.S. Government. We monitor the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. If there is a decline in fair value due to credit quality concerns for a security we may be required to recognize an other-than-temporarily-impairment in earnings. Our Investment Policy requires that at the time of purchase, securities purchased to be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies.

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

Community banking is a highly competitive business and a consolidating industry. We compete for loans and deposits with other commercial banks, savings and loans, credit unions, finance, insurance and other non-depository companies operating in our market areas. Some of our competitors are not subject to the same regulations and restrictions as are we, and some of our competitors have greater financial resources. If we are unable to effectively compete in our market areas, the Company's business, results of operations, and prospects could be adversely affected.

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

We are dependent on the successful recruitment and retention of highly qualified personnel. Our ability to implement our business strategies is closely tied to the strengths of our chief executive officer and other key officers. Additionally, business banking, one of our principal lines of business, is dependent on relationship banking in which our personnel develop professional relationships with small business owners and officers of larger business customers who are responsible for the financial management of the companies they represent. If management team members or other key employees were to leave the Company and become employed by a competing bank, we could potentially lose business customers. In addition, we rely on our customer service staff to effectively serve the needs of our customers. The loss of key employees to competitors or otherwise could have an adverse effect on our results of operation and financial condition.

Our future performance will depend on our ability to respond to technological change.

The financial services industry is experiencing rapid technological changes with frequent introductions of new technology-driven products and services. Effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Many of our competitors have substantially greater resources to invest in technological improvements than we do. Our future success will depend, to some degree, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as create additional efficiencies in our operations, We may not be able to effectively implement new technology-driven products or service, or be successful in marketing such products and services. Additionally, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may cause services interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with increased dependency on technology.

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

Our operations could be interrupted if third party technology service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend, and will continue to depend to a significant extent, on a number of relationships with third party technology service providers. Specifically, we utilize software and hardware systems for transaction processing, essential web hosting, debit and credit card processing, merchant bankcard processing, internet banking systems and other processing services from third party service providers. If these third party service providers experience difficulties or terminate their services, and we are unable to replace them with other qualified service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be materially adversely affected.

Confidential customer information transmitted through the Bank’s online banking service is vulnerable to security breaches and computer viruses which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.

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

There are risks related to the use of brokered deposits.

The use of brokered deposits without regulatory approval from the FDIC is limited to banks that are “well capitalized” under applicable federal regulations. A portion of our local deposits are derived through a program known as the Certificate of Deposit Account Registry Service or (“CDARS”) and also through a program known as Insured Cash Sweep or (“ICS”). The CDARS program is a deposit swapping service that enables thousands of participating banks in the U.S. to provide their customers with access to millions of dollars of FDIC-insured certificates of deposit. The ICS service allows banks in the ICS network to place funds through the ICS network and receive matching deposits from other FDIC insured member banks. As of December 31, 2017, $66.3 million in deposits were derived through the CDARS and ICS programs. While these deposits share many of the key characteristics of core deposits, the FDIC considers such deposits to be brokered. Furthermore, in November, 2015, the FDIC issued updated regulations which take a more expansive view of what constitutes a brokered deposit. If our capital levels fall below “well capitalized” minimums and unless we obtain the FDIC’s consent, we may not have access to a significant source of funding, including CDARS and ICS deposits, which could force us to use more expensive sources of funding or to sell loans or other assets at a time when pricing for such assets is unfavorable. Should it become necessary, we would seek the FDIC’s consent to utilize CDARS and ICS deposits but there can be no assurance that we would receive their consent. If we could not raise additional capital, our liquidity, results of operations and financial condition could be adversely affected.

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

A natural disaster, such as earthquakes, volcanic eruptions, tsunamis, wildfires, droughts, floods, mudslides, hurricanes, tornados and other geologic processes could harm our business.

We are susceptible to the risks of natural disasters such as earthquakes, volcanic eruptions, tsunami, wildfires, droughts, floods, mudslides, hurricanes, tornados and other geologic processes. Historically, California has been vulnerable to natural disasters, and in 2017, California experienced extensive rainfall resulting in significant flooding and landslides, followed later in the year by the largest and most destructive wildfire season in state history. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. California has also historically experienced energy shortages, which, if they recur, could impair our business operation and the value of real estate in the areas affected.

Although we have implemented several back-up systems and protections and maintain business interruption insurance, these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business, prospects, financial condition and results of operations.

A natural disaster outside California could negatively impact our purchased loan portfolio or our third party loan servicers.

Our purchased loan portfolio includes a significant amount of loans made to borrowers outside California. We also rely on third party loan servicers located outside of California. Therefore, we are susceptible to the risks of natural disasters outside California. Natural disasters could impact the operations of our loan servicers directly through interference with communications, including the interruption or loss of websites, destruction of facilities, operational, financial and management information systems which could prevent them from servicing our portfolio. Natural disasters outside California could also impact the underlying collateral and borrower’s ability to repay the loans for our purchased loan portfolios.

No assurance can be given that the Subordinated Notes will continue to qualify as Tier 2 Capital.

We believe that the Subordinated Notes meet the requirements of Tier 2 Capital in accordance with the Final Rules and current statutory guidance provided by the Federal Reserve Board. The Federal Reserve Board does not provide prior approval for the Subordinated Notes to be classified as Tier 2 Capital however, we did not receive any indication that the Subordinated Notes did not qualify as tier 2 capital during our most recent examination process with the Federal Reserve Bank of San Francisco In the event that the Subordinated Notes do not qualify, the Federal Reserve Bank of San Francisco may require the Holding Company to amend certain terms and conditions of the Subordinated Notes in order for such instruments to qualify as Tier 2 Capital. Under the terms of the Subordinated Notes, the Holding Company also has the option to redeem the Subordinated Notes upon the occurrence of such an event.

We cannot give any assurance as to whether the applicable requirements for Tier 2 Capital will change in the future. Even if the Subordinated Notes initially meet the requirements of Tier 2 Capital under the current regulations, if changes are made in the future, and unless the Subordinated Notes are grandfathered into the new regulations, they could become disqualified as Tier 2 Capital.

Our deposits may be subject to volatility

Our depositors could choose to withdraw their deposits from the Bank and place them into alternative investments, which might cause an increase in our funding costs and reduce our net interest income. Checking, savings and money market account balances can decrease when customers perceive that alternative investments such as the bonds or equities provide a better risk/return tradeoff.

At December 31, 2017, time certificates of deposit in excess of $250,000, excluding brokered time deposits, represented approximately 5% of our total deposit balances. Because these deposits are not covered by FDIC deposit insurance, they are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect our liquidity, profitability, business prospects, results of operations and cash flows.

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

The Dodd-Frank Act broadened the base for FDIC insurance assessments. In addition, the Dodd-Frank Act established 1.35% as the minimum DIF reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0% (which is beyond what is required by law) and has adopted a plan under which it will meet the statutory minimum reserve ratio of 1.35% by the statutory deadline of September 30, 2020. Accordingly, the deposit insurance assessments to be paid by the Bank could increase.

The impact of Basel III is uncertain.

Basel III set forth more robust global regulatory standards on capital adequacy, qualifying capital instruments, leverage ratios, market liquidity risk, and stress testing. The phase-in period for Basel III began on January 1, 2015 and will end on January 1, 2019. The implementation of these new standards is not expected to have an adverse impact on our financial position and future earnings due to, among other things, the increased Tier 1 capital ratio requirements. Additional information regarding Basel III is set forth below under the heading “Regulatory Capital Guidelines.”

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

Shareholders

In addition to risks and uncertainties that may affect the Company’s business, financial condition and the future results, shareholders may also be subject to the following risks:

There can be no assurance we will be able to continue paying cash dividends on our common stock at recent levels.

We may not be able to continue paying quarterly cash dividends commensurate with recent levels, given that the ability to pay cash dividends on our common stock depends on a variety of factors. The payment of dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The Board of Governors of the Federal Reserve System policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

We currently hold $24.0 million from our May 2017 public offering. Historically, our ability to pay cash dividends to our shareholders was dependent on our receipt of cash dividends from our subsidiary Bank. In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay a cash dividend to the extent such payment does not exceed the lesser of (i) retained earnings of the bank or (ii) the bank’s net income for its last three fiscal years less any distributions to shareholders during such period.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of our common stock owned by you at times or at prices you find attractive.

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

Shares of our common stock eligible for future issuance, including those that may be issued in connection with our various stock option and equity compensation plans, in possible acquisitions or in any other offering of our common stock for cash, could have a dilutive effect on the tangible book value of our common stock and could adversely affect our market price. Any future issuances of shares of our common stock may be dilutive to existing shareholders.

The holders of our trust preferred securities have rights that are senior to those of our holders of common stock and that may impact our ability to pay dividends on our common stock to our common shareholders.

At December 31, 2017, our subsidiary Bank of Commerce Holdings Trust II had outstanding $10.3 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debentures. As a result, we must make dividend payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, all obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, no dividends may be paid to our common shareholders during that time if any such election has been made.

Our senior and subordinated debt agreements have provisions that may impact our ability to pay dividends on our common stock to our common shareholders

On December 10, 2015, we issued and sold $10.0 million in aggregate principal amount of fixed to floating rate Subordinated Notes pursuant to a private placement with certain institutional investors. Also on December 10, 2015, we entered into a loan agreement pursuant to which we obtained $10.0 million in senior debt secured by a pledge of all of the stock of the Bank. The Notes and debt agreements limit the payment of cash dividends to our common shareholders if the Company is not well capitalized or if there is an event of default as described by the agreements.

Item 1b - Unresolved Staff Comments

None to report.

Item 2 - Properties

●

The Company’s principal executive office consists of 1,594 square feet of leased space located at 555 Capitol Mall, Suite 1255, Sacramento, California 95814; the lease agreement expires on December 31, 2024.

●	The Bank has nine full service banking offices:
o	The main office consists of 20,700 square feet of space in a Bank owned building located at 1951 Churn Creek Road, Redding, California 96002.
o	A branch that consists of 11,650 square feet of space in a Bank owned building located at 1177 Placer Street, Redding, California, 96001.
o	A branch that consists of 3,787 square feet of leased space located at 3455 Placer Street, Redding, California 96001. The lease agreement expires on July 31, 2027.
o	A branch that consists of 5,600 square feet of space in a Bank owned building located at 558 Market Street, Colusa, California 95932.
o	A branch that consists of 7,221 square feet of space in a Bank owned building located at 1222 Solano Street, Corning, California 96021.
o	A branch that consists of 9,360 square feet of space in a Bank owned building located at 328 Walker Street, Orland, California 95963.
o	A branch that consists of 8,910 square feet of space in a Bank owned building located at 155 North Tehama Street, Willows, California 95988.
o	A branch that consists of 8,450 square feet of space in a Bank owned building located at 200 South Broadway Street, Yreka, California 96097.
o

A branch that consists of 10,488 square feet of leased space located at 1504 Eureka Road, Suite 100, Roseville, California 95661. The space is leased pursuant a lease expiring on January 31, 2023, and month to month thereafter.

●	The Bank operates three free standing remote ATMs:
o	An offsite remote ATM that consists of 150 square feet of leased space located at 125 East Walker Street, Orland, California 95963. The space is leased pursuant a lease expiring on November 19, 2019.
o	An offsite remote ATM that consists of 150 square feet of leased space located at 1920 Solano Street, Corning, California 96021. The space is leased pursuant a lease expiring on January 31, 2023.
o	An offsite remote ATM that consists of 174 square feet of leased space located at 692 E Street, Williams, California 95987. The space is leased pursuant a lease expiring on August 16, 2018.
●	The Bank has office space consisting of 12,286 square feet of space in a Bank owned building located at 1901 Churn Creek Road, Redding, California 96002.
●	The Bank has office space consisting of 6,163 square feet of leased space located at 330 Hartnell Avenue, Redding, California 96002; the lease agreement expires on February 28, 2022.
●

The Bank has office space consisting of 4,430 square feet of leased space located at 1504 Eureka Road, Suite 120, Roseville, California 95661. The space is leased pursuant to a lease expiring on January 31, 2023, and month to month thereafter.

●

The Bank has office space consisting of 2,413 square feet of leased space located at 1504 Eureka Road, Suite 130, Roseville, California 95661. The space is leased pursuant to a lease expiring on January 31, 2023, and month to month thereafter.

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

	Sales Price Per Share
Quarter Ended:	High	Low	Close	Volume
March 31, 2016	$6.93	$5.05	$6.35	1,415,600
June 30, 2016	$6.77	$6.09	$6.60	1,901,700
September 30, 2016	$7.41	$6.05	$7.20	1,341,500
December 31, 2016	$9.67	$7.00	$9.50	1,114,800

March 31, 2017	$11.00	$9.10	$10.70	1,782,200
June 30, 2017	$11.90	$10.30	$11.05	6,094,500
September 30, 2017	$11.65	$9.90	$11.50	2,233,100
December 31, 2017	$12.40	$10.30	$11.50	2,350,900

There were 2,260 shareholders of the Holding Company’s common stock as of December 31, 2017, including those held in street name, and the market price on that date was $11.50 per share.

Cash Dividends

Cash dividends of $0.03 per share were paid on January 11, 2017, April 12, 2017, July 13, 2017, and October 11, 2017 to shareholders of record as of January 3, 2017, April 4, 2017, July 5, 2017, and October 3, 2017, respectively. Cash dividends of $0.03 per share were paid on January 12, 2016, April 13, 2016, July 13, 2016, and October 12, 2016 to shareholders of record as of December 31, 2015, April 5, 2016, July 5, 2016, and October 4, 2016, respectively.

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

Our ability to pay dividends is subject to certain contractual requirements. Our trust preferred securities, senior and subordinated debt agreements contain provisions that prohibit us from declaring or paying a dividend if the Company is not “well-capitalized” for regulatory purposes or there exists an event of default as defined by the agreements.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain one equity-based compensation plan which was approved by the shareholders in 2008 and amended in 2010 and 2012. The following table sets forth our equity-based compensation plan, the number of shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2017.

(c)
	(a)	(b)	Number of Securities Remaining
	Number of Securities To Be	Weighted Average	Available For Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans (Excluding
Plan Category	Outstanding Options	Outstanding Options	Securities Reflected In Column (a))
Equity compensation plans approved by security holders	134,500	$5.24	203,670
Equity compensation plans not approved by security holders	None	None	None
Total	134,500	$5.24	203,670

Stock Performance Graph

The following graph compares the Holding Company’s cumulative total return to shareholders during the past five years with that of the NASDAQ Composite Stock Index and the SNL Securities $1.0 billion - $5.0 billion Bank Asset-Size Index (the “SNL Securities Index”). The stock price performance shown on the following graph is not necessarily indicative of future performance of our common stock.

Bank of Commerce Holdings

Five – Year Performance Graph (1)

(1) Assumes $100 invested on December 31, 2012, in the Holding Company’s common stock, the NASDAQ Composite Index, and the SNL Securities Index. The model assumes reinvestment of dividends. Source: SNL Securities (share prices for the Holding Company’s common stock was furnished to SNL Securities through the NASDAQ).

Item 6 - Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2017, have been derived from the Company’s audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited Consolidated Financial Statements and notes thereto, included elsewhere in this report.

Amounts in thousands (except ratios and per share data)	2017	2016	2015	2014	2013
Statements of income
Interest income	$45,949	$41,009	$38,753	$36,693	$37,261
Net interest income	$41,362	$36,231	$33,770	$32,601	$33,783
Provision for loan and lease losses	$950	$—	$—	$3,175	$2,750
Noninterest income	$4,824	$3,486	$3,183	$4,307	$3,412
Noninterest expense	$30,964	$32,500	$24,905	$26,426	$21,659
Net income available to common shareholders	$7,344	$5,259	$8,295	$5,527	$7,735

Balance sheets
Total assets	$1,269,421	$1,140,992	$1,015,441	$997,192	$956,342
Average total assets	$1,198,251	$1,079,750	$992,731	$973,807	$953,854
Total gross loans	$879,835	$804,211	$716,639	$660,898	$597,995
Allowance for loan and lease losses	$11,925	$11,544	$11,180	$10,820	$14,172
Total deposits	$1,102,732	$1,004,666	$803,735	$789,035	$746,293
Total shareholders’ equity	$127,264	$94,106	$90,522	$103,602	$101,787

Ratios [1]
Return on average assets [2]	0.61%	0.49%	0.86%	0.59%	0.83%
Return on average shareholders’ equity [3]	6.34%	5.68%	8.10%	5.59%	7.47%
Average equity to average assets	9.67%	8.57%	10.68%	10.51%	11.13%
Common equity tier 1 capital ratio [4]	12.26%	9.43%	10.06%	n/a	n/a
Tier 1 capital ratio [4]	13.23%	10.42%	11.16%	13.91%	15.94%
Total capital ratio [4]	15.44%	12.68%	13.52%	15.16%	17.20%
Tier 1 leverage ratio [4]	10.86%	9.13%	10.03%	11.60%	12.80%
Net interest margin [5]	3.78%	3.71%	3.77%	3.71%	3.86%
Average earning assets to total average assets	93.85%	93.34%	93.43%	93.81%	95.00%
Nonperforming assets to total assets [6]	0.46%	1.06%	1.53%	2.22%	3.23%
Net charge-offs (recoveries) to average loans	0.07%	(0.05%)	(0.05%)	1.04%	(0.13%)
Allowance for loan and lease losses to gross loans	1.36%	1.44%	1.56%	1.64%	2.37%
Nonperforming loans to allowance for loan and lease losses	48.63%	98.64%	126.09%	200.30%	210.25%
Efficiency ratio [7]	67.04%	81.83%	67.40%	71.60%	58.23%

Share data
Average common shares outstanding – basic	15,207	13,367	13,331	13,475	14,940
Average common shares outstanding – diluted	15,310	13,425	13,365	13,520	14,964
Book value per common share - tangible	$7.70	$6.83	$6.76	$6.29	$5.86
Basic earnings per share	$0.48	$0.39	$0.62	$0.41	$0.52
Diluted earnings per share	$0.48	$0.39	$0.62	$0.41	$0.52
Cash dividends per common share	$0.12	$0.12	$0.12	$0.12	$0.14

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

5 - Net interest margin equals net interest income on a tax equivalent basis, divided by average interest-earning assets.

6 - Nonperforming assets include all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing interest and restructured loans that are nonperforming) and real estate acquired by foreclosure or transfer to OREO.

7 - The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income and presented based on results from continuing operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of financial condition as of December 31, 2017, and 2016, and results of operations for each of the years in the three-year period ended December 31, 2017 should be read in conjunction with our Consolidated Financial Statements and related notes, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

EXECUTIVE OVERVIEW

Net income for the year ended December 31, 2017 was $7.3 million or $0.48 per share – diluted compared with $5.3 million or $0.39 per share – diluted for the year ended December 31, 2016. Significant items for the year ended December 31, 2017 were as follows:

Tax Cuts and Jobs Act of 2017

The 2017 results include the $2.5 million negative net impact of the Tax Cuts and Jobs Act of 2017(“Act”) for the year ($0.16 per share – diluted). The Act reduced the federal corporate tax rate prospectively from a graduated rate of 35% to a flat rate of 21% and required the Company to revalue its deferred tax assets and liabilities. Management believes that our financial results are more comparative excluding the impact of these deferred tax asset and liability revaluations.

Non-GAAP Financial Measures

In addition to results presented in accordance with generally accepted accounting principles in the United States of America (GAAP), this Annual Report on Form 10-K contains certain non-GAAP financial measures. We believe that these non-GAAP financial measures provide investors with information useful in understanding the Company’s financial performance; however, readers of this document are urged to review these non-GAAP financial measures in conjunction with the GAAP results as reported.

SELECTED NON-GAAP FINANCIAL INFORMATION - UNAUDITED
(amounts in thousands except per share data)

	For The Twelve Months Ended
Reconciliation of income available to common shareholders (GAAP) to income available	December 31,
to common shareholders excluding deferred tax asset write-down (non-GAAP):	2017	2016	2015
Income available to common shareholders (GAAP)	$7,344	$5,259	$8,295
Deferred tax asset write-down (GAAP)	2,490	363	—
Income available to common shareholders excluding deferred tax asset write-down (non-GAAP)	$9,834	$5,622	$8,295

Earnings per share - diluted (GAAP)	$0.48	$0.39	$0.62
Effect of deferred tax asset write-down	0.16	0.03	—
Earnings per share - diluted excluding net deferred tax asset write-down (non-GAAP)	$0.64	$0.42	$0.62

Non-GAAP Ratios:
Return on average assets available to common shareholders excluding net deferred tax asset write-down	0.82%	0.52%	0.84%
Return on average equity available to common shareholders excluding net deferred tax asset write-down	8.48%	6.07%	7.83%

GAAP Information:
Return on average assets available to common shareholders	0.61%	0.49%	0.84%
Return on average equity available to common shareholders	6.34%	5.68%	7.83%

Performance

●	Average deposits for the year ended December 31, 2017 totaled $1.0 billion, an increase of $115.1 million (12%) compared to average deposits for the prior year.
●	Average loans for the year ended December 31, 2017 totaled $818.1 million, an increase of $65.2 million (9%) compared to average loans for the prior year.
●	Average earning assets totaled $1.1 billion for the year ended December 31, 2017, an increase of $116.8 million (12%) compared to average earning assets for the prior year.
●	Net interest income increased $5.1 million (14%) to $41.4 million for the year ended December 31, 2017 compared to $36.2 million for the prior year.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

●

Net income of $7.3 million or $0.48 per share – diluted for the year ended December 31, 2017 was an increase of $2.1 million (40%) from $5.3 million or $0.39 per share – diluted earned during the same period in the prior year.

o

Net income for 2017 was negatively impacted by $2.5 million of income tax provision due to a write-down of our deferred tax assets to account for the future impact of lower corporate tax rates resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017.

o

Net income for 2016 was negatively impacted by $3.0 million of branch acquisition and balance sheet restructuring costs, a $546 thousand other-than-temporary-impairment of an investment security and the write-down of a $363 thousand deferred tax asset.

●	Return on average assets improved to 0.61% for the year ended December 31, 2017 compared to 0.49% for the prior year.
●	Return on average equity improved to 6.34% for the year ended December 31, 2017 compared to 5.68% for the prior year.
●	The Company’s efficiency ratio was 67.0% for the year ended December 31, 2017 compared to 81.9% for the prior year.

Capital

●	Declared cash dividends of $0.03 per share for each quarter.
●

Book value per common share was $7.82 at December 31, 2017 compared to $7.00 at December 31, 2016. Tangible book value per common share (non-GAAP) which excludes goodwill and core deposit intangibles from shareholders’ equity was $7.70 at December 31, 2017 compared to $6.83 at December 31, 2016. Management believes that tangible book value per share is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy.

●

Average total equity increased by $23.3 million (25%) to $115.9 million for the year ended December 31, 2017, compared to $92.6 million for the year ended December 31, 2016. The increase was due to the Company’s issuance of 2,738,096 shares ($26.8 million) in its May 2017 public offering.

●	The Company and the Bank maintained capital levels in excess of the well-capitalized standards for the year ended December 31, 2017.

Credit Quality

●	Nonperforming assets at December 31, 2017 totaled $5.8 million or 0.46% of total assets, a decrease of $6.3 million (52%) compared to December 31, 2016.
●

The company recorded a provision for loan and lease losses of $950 thousand during the year ended December 31, 2017 reflecting growth in the loan portfolio. There was no provision for loan and lease losses during the prior year.

Vision and Objectives

We seek to provide competitive, profitable long-term returns to our shareholders while serving the financial needs of the communities in our market. Management strives to provide those returns while exercising prudent risk management practices and maintaining adequate levels of capital and reserves.

Our vision is to remain independent, expanding our presence with organic growth and the addition of new strategically important locations. We will pursue attractive opportunities to enter related lines of business and to acquire financial institutions with complementary lines of business when it is beneficial to do so. During 2017 our organic growth in average assets totaled $118.5 million or 11%.

Our long-term success rests on the shoulders of the leadership team and its ability to effectively enhance the performance of the Company. As a financial services company, we are in the business of taking and managing risks. Whether we are successful depends largely upon whether we take the right risks and are rewarded appropriately for those risks. Our governance structure enables us to manage all major aspects of our business effectively through an integrated process that includes financial, strategic, risk and leadership planning.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

SOURCES OF INCOME

We derive our income primarily from net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income is impacted by many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. In recent years, we originated higher volumes of longer term fixed rate loans. These loans, combined with the structure of our investment portfolio, the use of floors in the pricing of our variable rate loans and funding mix caused the Company to become neutral to slightly liability sensitive, which could negatively impact earnings in a rapidly rising interest rate environment.

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

Sources of noninterest income include fees earned on deposit related services, ATM and point of sale fees, payroll and benefit processing fees, earnings on bank-owned life insurance, gain on sale of available-for-sale securities, and dividends on Federal Home Loan Bank of San Francisco stock.

RESULTS OF OPERATIONS

The following discussion and analysis provides a comparison of the results of operations for the three years ended December 31, 2017. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes.

Overview

For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net income available to common shareholders was $7.3 million for the year ended December 31, 2017, compared to $5.3 million for the year ended December 31, 2016. For 2017, increases in net interest income, noninterest income and decreases in noninterest expense were offset by an increased provision for income taxes compared to the prior year. The increased provision for income taxes included a $2.5 million write-down of our deferred tax assets resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017

Diluted earnings per share were $0.48 for the year ended December 31, 2017 compared with $0.39 for the same period a year previous. Changes in earnings per share are the result of changes in net income and the issuance of 2,738,096 shares common stock during 2017.

We continued our quarterly cash dividends of $0.03 per share for all four quarters in 2017. In determining the amount of dividend to be paid, we give consideration to capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio and the dividend yield.

For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

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

We paid a quarterly cash dividend of $0.03 per share for all four quarters in 2016. In determining the amount of dividend to be paid, we give consideration to capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio and the dividend yield.

Return on Average Assets, Average Total Equity and Average Common Shareholders' Equity

The following table presents the returns on average assets, average total equity and average common shareholders' equity for the years ended December 31, 2017, 2016 and 2015. For each of the periods presented, the table includes the calculated ratios based on reported net income and net income available to common shareholders as shown in the Consolidated Statements of Income incorporated in this document.

	2017	2016	2015
Return on average assets:
Net income	0.61%	0.49%	0.86%
Income available to common shareholders	0.61%	0.49%	0.84%
Return on average total equity:
Net income	6.34%	5.68%	8.10%
Income available to common shareholders	6.34%	5.68%	7.83%
Return on average common shareholders’ equity:
Net income	6.34%	5.68%	9.85%
Income available to common shareholders	6.34%	5.68%	9.51%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Net Interest Income and Net Interest Margin

Net interest income is our largest source of operating income. Net interest income for the years ended December 31, 2017, 2016 and 2015 was $41.4 million, $36.2 million and $33.8 million, respectively.

For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Interest income for the year ended December 31, 2017 was $45.9 million, an increase of $4.9 million or 12% compared to the same period a year previous. The increase in interest income was due to increased volume and yield in the loan portfolio, increased volume in the securities portfolio and increased volume and yield on interest-bearing deposits in other banks. These increases were partially offset by decreased yields on the securities portfolio.

Interest income recognized from the investment securities portfolio increased $823 thousand during the year ended December 31, 2017 compared to the same period a year previous. The increase in investment securities interest income was due to increased average balances in the securities portfolio. Average securities balances and weighted average tax equivalent yields were $239.6 million and 2.99% compared to $196.2 million and 3.26% for 2017 and 2016, respectively.

Interest expense for the year ended December 31, 2017 was $4.6 million, a decrease of $191 thousand or 4% compared to the prior year.

●

Interest on interest-bearing deposits increased $256 thousand during 2017. Average interest bearing core deposit balances increased $67.1 million while average time deposit balances decreased $15.4 million. The cost of all deposits decreased by one basis point to 0.30% for 2017 compared to the prior year.

●

Interest on senior and subordinated term debt decreased $9 thousand, interest on FHLB term debt decreased $482 thousand and interest on other borrowings decreased $8 thousand during 2017. Average term debt balances were $18.3 million for 2017 compared to $37.7 million for 2016.

●	Interest on junior subordinated debentures increased $52 thousand during 2017.

The net interest margin on a fully tax-equivalent basis was 3.78% for the year ended December 31, 2017, an increase of seven basis points as compared to the same period a year previous. The increase in our net interest margin resulted mostly from a decrease in the cost of funding average earning assets. These lower funding costs are the result of reductions in term debt and the termination of an interest rate hedge in 2016.

Maintaining our net interest margin has been challenging in a low interest rate environment and while confronted with increased borrowing costs from our term debt. We anticipate that maintaining our net interest margin will be easier in an increasing rate environment. During 2017, we deployed liquidity provided by strong core deposit growth into loan originations and the purchase of intermediate term available-for-sale securities. We have accelerated repayment of our senior debt.

For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

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

Interest income recognized from the investment securities portfolio decreased $434 thousand during the year ended December 31, 2016 compared to the same period a year previous. This decrease was due to decreased yields on the securities portfolio and decreased volume on the tax exempt securities portfolio. Average securities balances and weighted average tax equivalent yields were $196.2 million and 3.26% compared to $198.0 million and 3.49% for 2016 and 2015, respectively.

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

●

Interest on interest bearing deposits decreased $153 thousand during 2016. Interest bearing deposits increased $100.0 million compared to the prior year, but the rate paid on all interest bearing deposits decreased by eight basis points.

●	Interest on junior subordinated debentures increased $40 thousand during 2016.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents average balance sheet information, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities for the years ended December 31, 2017, 2016 and 2015.

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Years Ended December 31,
	2017			2016			2015
	Average		Yield/	Average		Yield/	Average		Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(5)	Balance	Interest(1)	Rate(5)	Balance	Interest(1)	Rate(5)
Interest-earning assets
Net loans (2)	$818,119	$39,112	4.78%	$752,938	$35,435	4.71%	$699,227	$32,871	4.70%
Taxable securities	165,333	3,921	2.37%	120,884	2,986	2.47%	120,897	3,284	2.72%
Tax-exempt securities	74,231	2,144	2.89%	75,303	2,256	3.00%	77,089	2,392	3.10%
Interest-bearing deposits in other banks	66,872	772	1.15%	58,668	332	0.57%	30,323	206	0.68%
Average interest-earning assets	1,124,555	45,949	4.09%	1,007,793	41,009	4.07%	927,536	38,753	4.18%
Cash and due from banks	18,301			15,831			11,220
Premises and equipment, net	15,567			15,078			11,552
Other assets	39,828			41,048			42,423
Average total assets	$1,198,251			$1,079,750			$992,731

Interest-bearing liabilities
Interest-bearing demand	$434,705	744	0.17%	$374,170	523	0.14%	$283,105	460	0.16%
Savings	111,376	200	0.18%	104,771	174	0.17%	92,659	213	0.23%
Certificates of deposit	205,648	2,188	1.06%	221,074	2,179	0.99%	238,626	2,356	0.99%
Net term debt	18,283	1,168	6.39%	37,286	1,667	4.47%	88,874	1,759	1.98%
Junior subordinated debentures	10,310	287	2.78%	10,310	235	2.28%	10,310	195	1.89%
Average interest-bearing liabilities	780,322	4,587	0.59%	$747,611	4,778	0.64%	$713,574	4,983	0.70%
Noninterest-bearing demand	289,735			226,368			156,578
Other liabilities	12,293			13,217			16,588
Shareholders’ equity	115,901			92,554			105,991
Average liabilities and shareholders’ equity	$1,198,251			$1,079,750			$992,731
Net interest income and net interest margin(4)		$41,362	3.68%		$36,231	3.60%		$33,770	3.64%
Tax equivalent net interest margin (3)			3.78%			3.71%			3.77%

(1)	Interest income on loans is net of deferred fees and costs of approximately $546 thousand, $1.1 million, and $486 thousand for the years ended December 31, 2017, 2016 and 2015 respectively.
(2)	Net loans includes average nonaccrual loans of $8.9 million, $10.6 million and $17.2 million for the years 2017, 2016, and 2015, respectively.
(3)

Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $1.1 million, $1.2 million and $1.2 million for the years 2017, 2016 and 2015, respectively.

(4)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(5)	Yields and rates are calculated by dividing income or expense by the average balance of the respective assets or liabilities.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for 2017 compared to 2016 and 2016 compared to 2015. Changes in tax equivalent interest income and expense, which are not specifically attributable to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

	Years Ended December 31,
	2017 over 2016			2016 over 2015
(Amounts in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$3,109	$568	$3,677	$2,528	$36	$2,564
Taxable securities	1,049	(114)	935	—	(298)	(298)
Tax-exempt securities (1)	(48)	(122)	(170)	(83)	(123)	(206)
Interest-bearing deposits in other banks	52	388	440	153	(27)	126
Total increase (decrease)	4,162	720	4,882	2,598	(412)	2,186

Increase (decrease) in interest expense:
Interest-bearing demand	93	128	221	111	(48)	63
Savings deposits	11	15	26	35	(74)	(39)
Certificates of deposit	(65)	74	9	(173)	(4)	(177)
Net term debt	(3,150)	2,651	(499)	(1,021)	929	(92)
Junior subordinated debentures	—	52	52	—	40	40
Total increase	(3,111)	2,920	(191)	(1,048)	843	(205)
Net increase (decrease)	$7,273	$(2,200)	$5,073	$3,646	$(1,255)	$2,391
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

Noninterest Income

The following table presents the key components of noninterest income for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017 Compared to 2016				2016 Compared to 2015
			Change	Change			Change	Change
(Amounts in thousands)	2017	2016	Amount	Percent	2016	2015	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$542	$413	$129	31%	$413	$204	$209	102%
ATM and point of sale fees	1,093	995	98	10%	995	383	612	160%
Payroll and benefit processing fees	658	593	65	11%	593	555	38	7%
Life insurance	1,050	613	437	71%	613	641	(28)	(4%)
Gain on sales of investment securities, net	137	244	(107)	(44%)	244	443	(199)	(45%)
Other-than-temporary impairment on investment securities	—	(546)	546	100%	(546)	—	(546)	(100%)
Federal Home Loan Bank of San Francisco dividends	318	644	(326)	(51%)	644	630	14	2%
Gain (loss) on sale of OREO	368	(109)	477	438%	(109)	13	(122)	(938%)
Insured cash sweep fees	197	3	194	6,467%	3	—	3	100%
Other	461	636	(175)	(28%)	636	314	322	103%
Total noninterest income	$4,824	$3,486	$1,338	38%	$3,486	$3,183	$303	10%

For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Noninterest income in 2017 was $4.8 million, an increase of $1.3 million or 38% compared to 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

For the year ended December 31, 2017 compared to the same period a year ago:

●

Our branch and offsite ATM acquisition completed late in the first quarter of 2016, enhanced 2017 point of sale and ATM fees by $98 thousand and enhanced service charges on deposit accounts by $129 thousand.

●	During the current year we received life insurance death benefit proceeds of $502 thousand.
●

During the second quarter of 2016, we recorded a $546 thousand other-than-temporary impairment on an investment security. See Note 4 Securities in the Notes to Consolidated Financial Statements for further detail on other-than-temporary impairment.

●	Dividends on Federal Home Loan Bank of San Francisco stock decreased $326 thousand primarily due to a special dividend recorded in the prior year.
●

During the current year gains on sale of OREO properties were $368 thousand, compared to a loss of $109 thousand in the prior year. Net gains on sale of OREO property in the current year were primarily due to one nonfarm nonresidential property.

●	During 2017 we received fees totaling $197 thousand from ICS one-way sales, which are not anticipated to continue in the future.

The major components of other noninterest income are fees earned on merchant bankcard processing, check orders, safe deposit box rental and wire transfers. Other noninterest income for the year ended December 31, 2017 was $461 thousand, a decrease of $175 thousand compared to the same period a year previous. During the first quarter of 2016 we recorded a $176 thousand gain on payoff of an impaired loan in other noninterest income.

For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Noninterest income in 2016 was $3.5 million, an increase of $303 thousand or 10% compared to 2015.

For the year ended December 31, 2016 compared to the year ended December 31, 2015:

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

The major components of other noninterest income are fees earned on merchant bankcard processing, check orders, safe deposit box rental and wire transfers. Other noninterest income for the year ended December 31, 2016 was $639 thousand, an increase of $312 thousand compared to the same period a year previous. The increase in 2016 compared to the same period in 2015 is primarily driven by a $176 thousand gain on payoff of a purchased impaired loan.

Noninterest Expense

The following table presents the key elements of noninterest expense for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017 Compared to 2016				2016 Compared to 2015
			Change	Change			Change	Change
(Amounts in thousands)	2017	2016	Amount	Percent	2016	2015	Amount	Percent
Noninterest expense:
Salaries & related benefits	$17,819	$16,425	$1,394	8%	$16,425	$14,303	$2,122	15%
Premises & equipment	4,242	3,869	373	10%	3,869	2,894	975	34%
Federal Deposit Insurance Corporation insurance premium	318	615	(297)	(48%)	615	717	(102)	(14%)
Data processing fees	1,749	1,675	74	4%	1,675	1,016	659	65%
Professional service fees	1,398	1,690	(292)	(17%)	1,690	1,628	62	4%
Telecommunications	879	751	128	17%	751	449	302	67%
Branch acquisition costs	—	580	(580)	(100%)	580	347	233	67%
Loss on cancellation of interest rate swap	—	2,325	(2,325)	(100%)	2,325	—	2,325	100%
Other	4,559	4,570	(11)	(0%)	4,570	3,551	1,019	29%
Total noninterest expense	$30,964	$32,500	$(1,536)	(5%)	$32,500	$24,905	$7,595	30%

For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Noninterest expense for the year ended December 31, 2017 was $31.0 million, a decrease of $1.5 million or 5% compared to 2016.

For the year ended December 31, 2017 compared to the same period a year ago:

●	Expenses associated with our branch acquisition ($580 thousand) in 2016 and cancellation of our interest rate swap ($2.3 million) in 2016 did not recur.
●	Salaries and occupancy costs increased $1.8 million including $438 thousand directly related to the branch and offsite ATM locations acquired late in the first quarter of 2016.
●	During 2017 a $208 thousand software development project was terminated and written off.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Noninterest expense for the year ended December 31, 2016 was $32.6 million, an increase of $7.7 million or 31% compared to 2015.

For the year ended December 31, 2016 compared to the year ended December 31, 2015:

●

Noninterest expenses for 2016 included $3.0 million related to the acquisition of five Bank of America branches and the execution of our plans to reconfigure our balance sheet using liquidity provided by those branches:

●	Salaries and related benefits increased $2.1 million including the following
o	$823 thousand due to increased group insurance costs and investment in our Sacramento marketplace commercial banking group.
o	$1.3 million in costs directly related to the newly acquired branch locations.
●	Increased costs related to the acquired branches also contributed to the following:
o	Premise and equipment expense increased $975 thousand.
o	Data processing fees increased $659 thousand.
o	Telecommunications expense increased $302 thousand.
o	ATM processing fees increased $193 thousand.

The major components of other noninterest expense are stationary and supplies, directors’ fees, advertising and promotion, amortization of core deposit intangible. Other noninterest expense for the year ended December 31, 2016 was $4.6 million, an increase of $1.0 million, compared to the same period in 2015.

Income Taxes

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	Years Ended December 31,
(Amounts in thousands)	2017	2016	2015
Income before provision for income taxes	$14,272	$7,217	$12,048
Provision for income taxes	$6,928	$1,958	$3,462
Effective tax rate	48.54%	27.13%	28.74%

The effective tax rates differed from the federal statutory rate of 34% and the state rate of 10.84% principally because of the deferred tax asset write down, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, and tax credits arising from investments in Low Income Housing Tax Credit partnerships. For the year ended December 31, 2017, the effective tax rate was impacted by the $2.5 million deferred tax asset write down recognized as a result of the Tax Cuts and Jobs Act of 2017(“Act”). The Act reduced the federal corporate tax rate prospectively from a graduated rate of 35% to a flat rate of 21% and required the Company to revalue its deferred tax assets and liabilities.

Management believes that the following table, which is a non-GAAP presentation, provides a helpful disclosure and comparison of our effective tax rates for the periods presented.

	Years Ended December 31,
(Amounts in thousands)	2017	2016	2015
Income before provision for income taxes (GAAP)	$14,272	$7,217	$12,048
Life insurance death benefit - not taxable (non-GAAP)	(502)	—	—
Income before provision for income taxes excluding life insurance death benefit (non-GAAP)	$13,770	$7,217	$12,048

Provision for income taxes (GAAP)	$6,928	$1,958	$3,462
Deferred tax asset write-down (GAAP)	(2,490)	(363)	—
Provision for income taxes - excluding DTA write-down (non-GAAP)	$4,438	$1,595	$3,462
Effective tax rate - excluding life insurance death benefit and DTA write-down (non-GAAP)	32.23%	22.10%	28.74%

Effective tax rate (GAAP)	48.54%	27.13%	28.74%

As shown in the non-GAAP table above, the Company’s effective tax rate on the taxable income excluding the life insurance death benefit and the DTA write-down is approximately 32.23%, 22.10% and 28.74% for the years ended December 31, 2017, 2016 and 2015, respectively. The changes have occurred as permanent deductions remain essentially unchanged in amount from year to year, but compromise a significantly smaller or larger percentage of pre-tax income.

See Note 23 Income Taxes in the Notes to Consolidated Financial Statements for further details regarding our provision for income taxes and the differences between the federal statutory rate and the actual effective rate.

Amended Tax Returns

In September of 2016, we filed amended federal and state tax returns for tax years 2011, 2012, 2013, and 2014. The amendments were filed to properly recognize tax events in years 2011 and 2013, that were improperly recognized in years 2011 through 2014. The IRS rejected the 2011 amended tax return citing the statute for assessment had expired. Accordingly, $988 thousand of taxes due to the taxing authorities pursuant to the 2011 amended federal tax return was returned to us. As of December 31, 2017 we continue to recognize 100% of the tax liability relating to our 2011 amended federal tax return because we believe it is more likely than not, our tax position would be sustained upon reexamination by the IRS or through the litigation process. We do not expect to reconsider or reverse our tax position until the statute of limitations expires on the 2014 amended federal tax return in September of 2018, and until we believe it is more likely than not that the taxes due cannot be recouped.  If we reverse our tax position, we will recognize the $988 thousand in our provision for income taxes and our effective tax rate will be reduced.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

See Note 23 Income Taxes in the Notes to Consolidated Financial Statements for further details regarding our provision for income taxes and the differences between the federal statutory rate and the actual effective rate.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

FINANCIAL CONDITION

Consolidated Balance Sheets

As of December 31, 2017, we had total consolidated assets of $1.3 billion, gross loans of $879.8 million, allowance for loan and lease losses (“ALLL”) of $11.9 million, total deposits of $1.1 billion, and shareholders’ equity of $127.3 million.

We continued to maintain a strong liquidity position during the reporting period. As of December 31, 2017, we maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $18.0 million. We also held interest-bearing deposits in the amount of $49.0 million.

Available-for-sale investment securities totaled $268.0 million at December 31, 2017, compared with $175.2 million at December 31, 2016. Held-to-maturity securities totaling $31.2 million at December 31, 2016 were transferred to available-for-sale during 2017. Our available-for-sale investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations and wholesale loan purchases.

During 2017, we purchased 100 securities with a par value of $146.3 million and weighted average yield of 2.58% and sold 60 securities with a par value of $61.9 million and weighted average yield of 2.10%. The sales and call activity on securities resulted in $137 thousand in net realized gains for the year ended December 31, 2017. During 2017 we also received $24.7 million in proceeds from principal payments, calls and maturities within the portfolio.

At December 31, 2017, our net unrealized losses on available-for-sale securities were $452 thousand compared with $1.3 million net unrealized losses at December 31, 2016. The changes in the net unrealized losses on the investment securities portfolio are primarily due to changes in market interest rates and the reclassification of all held-to-maturity securities to available-for-sale during the fourth quarter of 2017.

We recorded gross loan balances of $879.8 million at December 31, 2017, compared with $804.2 million at December 31, 2016, an increase of $75.6 million. The increase in gross loans occurred primarily in the Bank’s Sacramento marketplace and is the result of investments in our SBA division and in our expanded Sacramento commercial banking group.

The ALLL at December 31, 2017 increased $569 thousand to $11.9 million compared to $11.5 million at December 31, 2016. A combination of loan portfolio growth and net loan losses supported management’s decision to record a $950 thousand provision for loan and lease losses during the year ended December 31, 2017. During the year ended December 31, 2016, there were no provisions for loan and lease losses. Net loan charge-offs were $569 thousand during the year ended December 31, 2017, compared with net recoveries of $364 thousand during the prior year. At December 31, 2017, relying on our ALLL methodology, which uses criteria such as risk factors and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $5.6 million to $5.8 million, or 0.66% of gross loans, as of December 31, 2017, compared to $11.4 million, or 1.42% of gross loans as of December 31, 2016. The decrease in nonperforming loans was primarily due to repayments from three relationships and one commercial loan that was moved back to accrual status.

Past due loans as of December 31, 2017 decreased to $2.3 million, compared to $4.6 million as of December 31, 2016. The decrease in past due loans was primarily due to the repayment of a nonaccrual commercial real estate loan for $1.2 million and the transfer of a nonaccrual residential real estate loan to OREO for $803 thousand. We believe that risk grading for past due and nonperforming loans appropriately reflects the risk associated with the past due loans. See Note 5 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $14.7 million at December 31, 2017, a decrease of $1.5 million compared to $16.2 million at December 31, 2016. The decrease was primarily due to provision for depreciation and amortization recognized during the current year.

Our OREO balance at December 31, 2017 was $35 thousand compared to $759 thousand at December 31, 2016. For the year ended December 31, 2017, we transferred seven foreclosed properties in the amount of $981 thousand to OREO and capitalized $90 thousand in costs for properties already in OREO. During 2017, we sold eleven properties with balances of $1.7 million for a net gain of $368 thousand and recognized a write-down of $52 thousand on one OREO property. See Note 8, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to our OREO portfolio.

Bank-owned life insurance decreased $1.2 million during the year ended December 31, 2017 to $21.9 million compared to $23.1 million at December 31, 2016. During the first quarter of 2017, we received $2.2 million from life insurance death benefit proceeds, of which $502 thousand was recorded in noninterest income.

Our net deferred tax assets were $6.5 million at December 31, 2017 compared to $9.5 million at December 31, 2016. During 2017 we recorded a $2.5 million write-down of our deferred tax asset when we revalued our deferred tax assets and liabilities to account for the future impact of lower corporate tax rates resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017.

Other assets which include the Bank’s investment in qualified zone academy bonds, Federal Home Loan Bank of San Francisco stock and low income housing tax credit partnerships totaled $19.7 million at December 31, 2017 compared to $20.4 million at December 31, 2016.

Total deposits at December 31, 2017, increased $98.1 million or 10% to $1.1 billion compared December 31, 2016. During 2017, total non-maturing deposits increased $124.2 million or 16% and Certificates of deposit decreased $26.1 million or 12% compared to December 31, 2016.

Other liabilities which include the Bank’s supplemental executive retirement plan and funding obligation for investments in qualified affordable housing partnerships decreased $1.0 million to $12.2 million as of December 31, 2017 compared to $13.2 million at December 31, 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Investment Securities

The composition of our investment securities portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income.

The investment securities portfolio also:

●	Mitigates interest rate risk;

●	Mitigates a portion of credit risk inherent in the loan portfolio;

●	Provides a vehicle for the investment of excess liquidity;

●	Provides a source of liquidity when pledged as collateral for lines of credit;

●	Is used as collateral for certain public funds.

Our available-for-sale investment securities totaled $268.0 million at December 31, 2017, compared to $175.2 million at December 31, 2016. During the year ended December 31, 2017, we deployed liquidity provided by strong core deposit growth into organic loan originations, interest bearing deposits at other banks and purchase of available for sale securities.

During the fourth quarter, we reclassified the entire HTM securities portfolio to AFS. At the date of the reclassification the HTM securities portfolio was carried at an amortized cost of $30.3 million. The reclassification of securities between categories was accounted for at fair value. At the date of the reclassification, the securities had a fair value of $31.4 million and unrealized holding gains of $1.2 million which were recorded in other comprehensive income. We reclassified the held-to-maturity securities portfolio to available-for-sale to provide increased flexibility to support the loan pipeline and take advantage of opportunities to improve the overall structure and yield of the investment portfolio. As a result of this transfer we are precluded from classifying any investment securities as held-to-maturity for two years from the date of the transfer.

The following table presents the carrying value of the investment securities portfolio by classification and major type as of December 31, for each of the last three years.

(Amounts in thousands)	2017	2016	2015
Available-for-sale securities: (1)
U.S. government & agencies	$40,369	$10,354	$10,668
Obligations of state and political subdivisions	78,844	59,428	61,104
Residential mortgage-backed securities and collateralized mortgage obligations	114,592	69,604	32,137
Corporate securities	4,992	16,116	33,778
Commercial mortgage-backed securities	26,641	15,514	12,768
Other asset-backed securities	2,516	4,158	8,575
Total	$267,954	$175,174	$159,030
Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$—	$31,187	$35,899
(1) Available-for-sale securities are reported at fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost, and maturity structure of the investment portfolio at December 31, 2017.

			Over One Through		Over Five Through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. government & agencies	$—	—%	$—	—%	$3,871	2.13%	$36,448	2.33%	$40,319	2.31%
Obligations of state and political subdivisions	296	2.99%	16,121	3.29%	28,521	3.02%	32,474	2.88%	77,412	3.02%
Residential mortgage-backed securities and collateralized mortgage obligations	126	3.77%	68,691	2.42%	45,237	2.81%	2,007	2.55%	116,061	2.58%
Corporate securities	1,003	1.74%	3,076	3.42%	1,000	2.00%	—	—%	5,079	2.81%
Commercial mortgage-backed securities	—	—%	—	—%	4,821	2.21%	22,174	2.49%	26,995	2.44%
Other asset-backed securities	—	—%	—	—%	—	—%	2,540	2.24%	2,540	2.24%
Total	$1,425	2.18%	$87,888	2.61%	$83,450	2.81%	$95,643	2.55%	$268,406	2.65%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

The following table presents the composition of the loan portfolio as of December 31 for each of the last five years.

(Amounts in thousands)	As of December 31,
Loan Portfolio	2017	%	2016	%	2015	%	2014	%	2013	%
Commercial	$149,088	17%	$153,844	19%	$132,805	19%	$150,253	23%	$170,264	28%
Commercial real estate:
Real estate – construction and land development	15,902	2%	36,792	5%	28,319	4%	30,099	5%	18,545	3%
Real estate – commercial non-owner occupied	377,668	43%	292,615	36%	228,174	31%	195,563	30%	171,138	29%
Real estate – commercial owner occupied	185,340	21%	167,335	21%	171,499	24%	138,644	20%	118,387	20%
Residential real estate:
Real estate – residential - ITIN	41,188	5%	45,566	6%	49,106	7%	52,830	8%	56,101	9%
Real estate – residential - 1-4 family mortgage	30,377	3%	20,425	3%	17,268	2%	14,183	2%	15,676	3%
Real estate – residential - equity lines	30,347	3%	35,953	4%	39,595	6%	43,954	7%	44,376	7%
Consumer and other	49,925	6%	51,681	6%	49,873	7%	35,372	5%	3,508	1%
Gross loans	879,835	100%	804,211	100%	716,639	100%	660,898	100%	597,995	100%
Deferred fees and costs	1,710		1,324		870		157		303
Loans, net of deferred fees and costs	881,545		805,535		717,509		661,055		598,298
Allowance for loan and lease losses	(11,925)		(11,544)		(11,180)		(10,820)		(14,172)
Net loans	$869,620		$793,991		$706,329		$650,235		$584,126

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth the maturity and re-pricing distribution of our gross loans outstanding as of December 31, 2017, which, based on remaining scheduled repayments of principal, are due within the periods indicated.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$52,480	$44,205	$52,403	$149,088
Commercial real estate:
Real estate - construction and land development	4,601	6,795	4,506	15,902
Real estate - commercial non-owner occupied	8,259	60,092	309,317	377,668
Real estate - commercial owner occupied	10,241	15,922	159,177	185,340
Residential real estate:
Real estate - residential - ITIN	—	—	41,188	41,188
Real estate - residential - 1-4 family mortgage	103	3,068	27,206	30,377
Real estate - residential - equity lines	46	3,904	26,397	30,347
Consumer and other	832	47,070	2,023	49,925
Gross loans	$76,562	$181,056	$622,217	$879,835
Loans due after one year with:
Fixed rates		$114,092	193,531	307,623
Variable rates		66,964	428,686	495,650
Total		$181,056	$622,217	$803,273

Loans with unique credit characteristics

We own a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are geographically disbursed throughout the United States and are made to legal United States residents who do not possess a social security number. The ITIN loan portfolio is serviced by a third party. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we become responsible for servicing of these ITIN loans, then we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.

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

The following table presents the recorded investment in loans at December 31, 2017 and 2016 that were not originated by us.

	For The Years Ended
	December 31,
(Amounts in thousands)	2017		2016
Loan Type	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$108	—%	$109	—%
Commercial real estate	30,195	3%	31,662	4%
Residential real estate	56,735	6%	52,888	7%
Consumer and other	47,836	5%	49,057	6%
Total purchased loans	$134,874	14%	$133,716	17%

Many of the loans that we have acquired from third party originators are made to borrowers who are located throughout the United States, other than in California. Some of those borrowers were undoubtedly impacted by the hurricanes which caused destruction in Texas, Florida, Georgia and Puerto Rico during the third quarter of 2017. As part of our discussion of the ALLL elsewhere in this document, we have provided the preliminary information we have about these loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Asset Quality

Nonperforming Assets

Our loan portfolio is heavily concentrated in real estate, and a significant portion of our borrowers’ ability to repay their loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. Loans secured by real estate or other assets primarily located in California are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. As such, our dependence on real estate secured loans could increase the risk of loss in our loan portfolio in a market of declining real estate values. Furthermore, declining real estate values would negatively impact holdings of OREO.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table summarizes our nonperforming assets as of December 31 for each of the last five years.

(Amounts in thousands)	As of December 31,
Nonperforming Assets	2017	2016	2015	2014	2013
Commercial	$1,603	$2,749	$1,994	$5,112	$6,527
Commercial real estate:
Real estate - commercial non-owner occupied	—	1,196	5,488	6,909	8,767
Real estate - commercial owner occupied	600	784	1,071	2,787	5,772
Total commercial real estate	600	1,980	6,559	9,696	14,539
Residential real estate:
Real estate - residential - ITIN	2,909	3,576	3,649	4,647	6,895
Real estate - residential - 1-4 family mortgage	606	1,914	1,775	2,135	1,322
Real estate - residential - equity lines	45	917	—	24	513
Total residential real estate	3,560	6,407	5,424	6,806	8,730
Consumer and other	36	250	32	35	—
Total nonaccrual loans	5,799	11,386	14,009	21,649	29,796
90 days past due and still accruing	—	—	88	23	—
Total nonperforming loans	5,799	11,386	14,097	21,672	29,796
Other real estate owned	35	759	1,423	502	913
Total nonperforming assets	$5,834	$12,145	$15,520	$22,174	$30,709
Nonperforming loans to gross loans	0.66%	1.42%	1.97%	3.28%	4.98%
Nonperforming assets to total assets	0.46%	1.06%	1.53%	2.22%	3.23%

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

As of December 31, 2017, we had $10.9 million in troubled debt restructurings compared to $12.1 million as of December 31, 2016. As of December 31, 2017, we had 116 restructured loans that qualified as troubled debt restructurings, of which 110 were performing according to their restructured terms. Troubled debt restructurings represented 1.24% of gross loans as of December 31, 2017, compared with 1.50% at December 31, 2016.

Impaired loans of $7.3 million and $7.1 million were classified as accruing troubled debt restructurings at December 31, 2017 and December 31, 2016, respectively. For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of December 31, 2017, we had one restructured commercial line of credit in nonaccrual status that had $33 thousand in available credit. We had no obligation to lend additional funds on any troubled debt restructured loans as of December 31, 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings for each of the last five years.

(Amounts in thousands)	As of December 31,
Troubled Debt Restructurings	2017	2016	2015	2014	2013
Accruing troubled debt restructurings
Commercial	$1,551	$776	$49	$1,485	$63
Commercial real estate:
Real estate - commercial non-owner occupied	803	808	824	840	854
Real estate - commercial owner occupied	—	—	—	858	3,010
Residential real estate:
Real estate - residential - ITIN	4,614	5,033	5,458	5,462	4,303
Real estate - residential - equity lines	380	454	558	579	598
Total accruing troubled debt restructurings	7,348	7,071	6,889	9,224	8,828

Nonaccruing troubled debt restructurings
Commercial	863	1,940	863	2,136	6,458
Commercial real estate:
Real estate - commercial non-owner occupied	—	—	4,292	6,909	8,252
Real estate - commercial owner occupied	—	—	1,071	2,488	5,772
Residential real estate:
Real estate - residential - ITIN	2,396	2,691	2,538	2,420	3,855
Real estate - residential - 1-4 family mortgage	296	335	219	242	259
Consumer and other	26	29	32	35	—
Total nonaccruing troubled debt restructurings	3,581	4,995	9,015	14,230	24,596

Total troubled debt restructurings
Commercial	2,414	2,716	912	3,621	6,521
Commercial real estate:
Real estate - commercial non-owner occupied	803	808	5,116	7,749	9,106
Real estate - commercial owner occupied	—	—	1,071	3,346	8,782
Residential real estate:
Real estate - residential - ITIN	7,010	7,724	7,996	7,882	8,158
Real estate - residential - 1-4 family mortgage	296	335	219	242	259
Real estate - residential - equity lines	380	454	558	579	598
Consumer and other	26	29	32	35	—
Total troubled debt restructurings	$10,929	$12,066	$15,904	$23,454	$33,424

Total troubled debt restructuring to gross loans outstanding at period end	1.24%	1.50%	2.22%	3.55%	5.59%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at December 31, 2017 increased $569 thousand to $11.9 million compared to $11.5 million at December 31, 2016. A combination of loan portfolio growth and net loan losses supported management’s decision to record a $950 thousand provision for loan and lease losses during the year ended December 31, 2017. During the year ended December 31, 2016, there were no provisions for loan and lease losses.

We recorded net loan charge-offs of $569 thousand for the year ended December 31, 2017 compared to net loan loss recoveries of $364 thousand for the year ended December 31, 2016. The charge-offs occurred primarily from purchased consumer loans for $954 thousand and were partially offset by recoveries from two commercial loan relationships for $374 thousand. Our ALLL as a percentage of gross loans outstanding was 1.36% and 1.44% as of December 31, 2017, and December 31, 2016, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table summarizes the ALLL roll forward for each of the five years ended December 31. This table also includes impaired loan information for each of the five years as of December 31.

	For the Years Ended December 31,
(Amounts in thousands)	2017	2016	2015	2014	2013
Beginning balance ALLL	$11,544	$11,180	$10,820	$14,172	$11,103
Provision for loan and lease loss charged to expense	950	—	—	3,175	2,750
Loans charged off	(1,502)	(2,784)	(2,376)	(7,319)	(2,770)
Loan and lease loss recoveries	933	3,148	2,736	792	3,089
Ending balance ALLL	11,925	11,544	11,180	10,820	14,172

	At December 31,
	2017	2016	2015	2014	2013
Nonaccrual loans:
Commercial	1,603	2,749	1,994	5,112	6,527
Real estate - commercial non-owner occupied	—	1,196	5,488	6,909	8,766
Real estate - commercial owner occupied	600	784	1,071	2,787	5,773
Real estate - residential - ITIN	2,909	3,576	3,649	4,647	6,895
Real estate - residential - 1-4 family mortgage	606	1,914	1,775	2,135	1,322
Real estate - residential - equity lines	45	917	—	24	513
Consumer and other	36	250	32	35	—
Total nonaccrual loans	5,799	11,386	14,009	21,649	29,796
Accruing troubled-debt restructured loans
Commercial	1,551	776	49	1,485	63
Real estate - commercial non-owner occupied	803	808	824	840	854
Real estate - commercial owner occupied	—	—	—	858	3,010
Real estate - residential - ITIN	4,614	5,033	5,458	5,462	4,303
Real estate - residential - equity lines	380	454	558	579	598
Total accruing restructured loans	7,348	7,071	6,889	9,224	8,828

All other accruing impaired loans	—	337	492	535	3,517
Total impaired loans	13,147	18,794	21,390	31,408	42,141

Gross loans outstanding	$879,835	$804,211	$716,639	$660,898	$597,995

Ratio of ALLL to gross loans outstanding	1.36%	1.44%	1.56%	1.64%	2.37%
Nonaccrual loans to gross loans outstanding	0.66%	1.42%	1.95%	3.28%	4.98%

As of December 31, 2017, impaired loans totaled $13.1 million, of which $5.8 million were in nonaccrual status. Of the total impaired loans, $7.5 million or 110 were ITIN loans with an average balance of approximately $68 thousand per loan. The remaining impaired loans consist of nine commercial loans, two commercial real estate loans, four residential mortgages, two consumer loans and eight home equity loans.

At December 31, 2017, impaired loans had a corresponding specific allowance of $1.2 million. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth the allocation of the ALLL for each of the five years as of December 31.

	At December 31,
(Amounts in thousands)	2017		2016		2015		2014		2013
ALLL	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$2,492	21%	$2,849	25%	$2,493	22%	$3,503	33%	$7,054	50%
Commercial real estate:
Real estate - construction and land development	82	1%	177	2%	246	2%	388	4%	173	1%
Real estate - commercial non-owner occupied	4,698	40%	3,637	32%	3,014	27%	2,138	19%	1,250	8%
Real estate - commercial owner occupied	1,639	14%	1,764	15%	2,524	23%	2,348	22%	1,365	10%
Residential real estate:
Real estate - residential - ITIN	602	5%	973	8%	998	9%	836	8%	1,276	9%
Real estate - residential - 1-4 family mortgage	151	1%	106	1%	111	1%	155	1%	417	3%
Real estate - residential - equity lines	416	3%	637	5%	469	4%	679	6%	799	6%
Consumer and other	1,435	12%	955	8%	770	7%	450	4%	35	—%
Unallocated	410	3%	446	4%	556	5%	322	3%	1,803	13%
Total ALLL	$11,925	100%	$11,544	100%	$11,181	100%	$10,819	100%	$14,172	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2017, the unallocated allowance amount represented 3% of the ALLL, compared to 4% at December 31, 2016. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

Natural Disasters

Wildfires

We have extended credit to borrowers in California's Napa and Sonoma counties where devastating fires recently caused widespread destruction. In those two counties we have made ten commercial real estate loans totaling $12.8 million. None of the real estate collateralizing our loans was burned. It is however too soon to approximate the economic impact of the fires on the general economy of the region or on our borrowers’ businesses specifically.

Hurricanes

Many of the loans that we have acquired from third party originators were made to borrowers who are located throughout the United States, other than in California. Some of those borrowers reside in portions of Texas, Florida, Georgia and Puerto Rico where hurricanes caused severe damage during the third quarter of 2017. The loans that could be affected are ITIN loans which are secured by 1st deeds of trust and consumer home improvement loans which are unsecured. These loans are not serviced by us and we are dependent on third party servicers for collection efforts, processing payment deferral requests and obtaining loss information. In accordance with disaster relief guidelines, extensions have been granted to 29 borrowers with loans totaling $461 thousand. Although we do not currently know the extent of damage to our loan collateral, the amounts of available insurance coverage, the availability of government assistance for our borrowers or whether our borrower's ability to repay their loans has been diminished, we have increased our ALLL for purchased loan pools through increases to the qualitative factors in our ALLL calculation by $372 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Deposits

Total deposits as of December 31, 2017 were $1.1 billion compared to $1.0 billion at December 31, 2016, an increase of $98.1 million or 10%. The following table presents the deposit balances by major category as of December 31 for the last two years.

(Amounts in thousands)	2017		2016
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$305,650	28%	$270,398	27%
Interest-bearing demand	260,221	24%	198,328	20%
Money market accounts	236,769	21%	207,241	20%
Savings	110,837	10%	113,309	11%
Certificates of deposit, $100,000 or greater	148,438	13%	167,962	17%
Certificates of deposit, less than $100,000	40,817	4%	47,428	5%
Total	$1,102,732	100%	$1,004,666	100%

The following table sets forth the distribution of our year-to-date average daily balances and their respective rates for the periods indicated.

	Years Ended December 31,
	2017		2016		2015
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$209,792	0.13%	$172,011	0.12%	$145,106	0.16%
Money market accounts	224,913	0.21%	202,159	0.16%	137,999	0.17%
Savings	111,376	0.18%	104,771	0.17%	92,659	0.23%
Certificates of deposit	205,648	1.06%	221,074	0.99%	238,626	0.99%
Interest-bearing deposits	751,729	0.42%	700,015	0.41%	614,390	0.49%
Noninterest-bearing demand	289,735		226,368		156,578
Average total deposits	1,041,464	0.30%	926,383	0.31%	770,968	0.39%

Term debt (1)	18,283	6.39%	37,286	4.47%	88,874	1.98%
Junior subordinated debentures	10,310	2.78%	10,310	2.28%	10,310	1.89%
Average total borrowings	$28,593	5.09%	$47,596	4.00%	$99,184	1.97%

(1) Includes impact of interest rate swaps and senior and subordinated term debt. During the first quarter of 2016, all Federal Home Loan Bank of San Francisco term debt was repaid and an interest rate hedge associated with $75.0 million of that debt was terminated. During the fourth quarter of 2015, we entered into a senior debt loan agreement to borrow $10.0 million from another financial institution and issued $10.0 million of subordinated notes to redeem $20.0 million of preferred stock.

Deposit Maturity Schedule

The following table sets forth the maturities of certificates of deposit in the amounts of $100,000 or more as of December 31, 2017.

(Amounts in thousands)
Maturing in:	2017
Three months or less	$28,539
Three through six months	21,555
Six through twelve months	25,986
Over twelve months	72,358
Total	$148,438

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

Included in our certificate of deposit balances are $34.3 million of subscription time deposits obtained in years past through online deposit listing services. We no longer utilize online deposit listing services. These legacy deposits are not being renewed as they mature.

In accordance with regulatory Call Report instructions, we filed quarterly Call Reports, which listed brokered deposits of $66.3 million, and $65.2 million at December 31, 2017 and December 31, 2016, respectively. These amounts were obtained through the CDARS and ICS programs.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Borrowings

Term Debt

At December 31, 2017, we had term debt outstanding with a carrying value of $17.0 million compared to $18.7 million at December 31, 2016. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of December 31, 2017 and 2016, the Bank had no Federal Home Loan Bank of San Francisco advances outstanding. The average balances outstanding on Federal Home Loan Bank of San Francisco term advances during 2017 and 2016 were $302 thousand and $18.0 million, respectively, See Note 17 Federal Funds Purchased and Lines of Credit in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings.

Senior Debt

In December of 2015, we entered into a senior debt loan agreement to borrow $10.0 million. The debt is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce, matures in 2020, and at December 31, 2017, had a balance of $7.1 million net of unamortized debt issuance costs. Interest on the senior debt is paid at a variable rate equal to three month LIBOR plus 400 basis points, resetting monthly. The effective interest rate at December 31, 2017, was 5.34%.

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The subordinated debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points, resetting quarterly. At December 31, 2017, the subordinated debt had a balance of $9.9 million net of unamortized debt issuance costs. The notes are due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July 2005, we participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at a rate equal to three month LIBOR plus 158 basis points (3.17% at December 31, 2017).

The Trust-Preferred Securities mature on September 15, 2035, and the covenants allow for redemption of the securities at the our option during any quarter prior to maturity.

The proceeds from the sale of the Trust-Preferred Securities were used by Trust II to purchase from the Holding Company the aggregate principal amount of $10.3 million of the Holding Company’s junior subordinate debentures (the "Notes"). The net proceeds to the Holding Company from the sale of the Notes to Trust II were partially distributed to the Bank. The proceeds from the Notes qualify as Tier 1 capital under Federal Reserve Board guidelines.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of total deposits at December 31, 2017 and 2016. In addition to liquidity from core deposits, loan repayments and cash flows from securities, the Bank can utilize established federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank or issue subscription / brokered certificates of deposit.

At December 31, 2017, the Bank had the following credit arrangements:

●

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $334.9 million; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	We have an available line of credit with the Federal Reserve Bank of $28.5 million subject to collateral requirements, namely the amount of pledged loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

●

We have entered into nonbinding federal funds line of credit agreements with three financial institutions. The lines totaled $35.0 million at December 31, 2017 and had interest rates ranging from 1.64% to 2.29%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. We currently hold $24.0 million from our May 2017 public offering. Historically, our principal source of cash has been dividends received from the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $13.6 million was provided by operating activities for the year ended December 31, 2017. The primary difference between net income and cash provided by operating activities are non-cash items including depreciation and amortization ($4.3 million), a deferred tax asset write-down ($2.5 million) and a provision for loan and lease losses of $950 thousand.

Net cash of $136.5 million used by investing activities consisted principally of $151.9 million in purchases of available-for-sale investment securities and $77.2 million in net loan purchases and originations partially offset by $64.3 million in proceeds from sale of available-for-sale investment securities, $23.6 million in proceeds from maturities and payments of available-for-sale securities and $2.2 million of life insurance proceeds.

Net cash of $121.5 million provided by financing activities consisted principally of a $124.2 million increase in demand and savings deposits and $26.8 million in proceeds from issuance of common stock partially offset by a decrease in certificates of deposit of $26.1 million.

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

Generally speaking, effective January 1, 2015, the Final Rules did the following:

●	Created “Common Equity Tier 1 Capital Ratio,” which is a measure of regulatory capital closer to pure tangible common equity than the previous Tier 1 definition;
●	Established a required minimum risk-based capital ratio for “Common Equity Tier 1 Capital Ratio” at 4.5%;
●	Increased the required minimum risk-based “Tier 1 Capital Ratio” to 6.0%:
●	Increased the required minimum risk-based “Total Capital Ratio” to 8.0%;
●	Increased the required minimum “Tier 1 Leverage Ratio” to 4.0%;
●	Added a 2.50% capital conversation buffer to the minimum “Common Equity Tier 1 Capital Ratio”, “Tier 1 Capital Ratio” and “Total Capital Ratio”; and
●	Allowed for permanent grandfathering of non-qualifying instruments, such as our trust-preferred securities, subject to a limit of 25% of Tier 1 capital.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of December 31, 2017, are presented in the following table.

	December 31, 2017
					Applicable	Minimum
			Well	Minimum	2017 Capital	Capital
		Actual	Capitalized	Capital	Conservation	Ratio plus Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement	Buffer	Conservation Buffer
Holding Company:
Common equity tier 1 capital ratio	$125,745	12.26%	n/a	4.50%	1.25%	5.750%
Tier 1 capital ratio	$135,745	13.23%	n/a	6.00%	1.25%	7.250%
Total capital ratio	$158,365	15.44%	n/a	8.00%	1.25%	9.250%
Tier 1 leverage ratio	$135,745	10.86%	n/a	4.00%	n/a	n/a

Bank:
Common equity tier 1 capital ratio	$129,139	12.58%	6.50%	4.50%	1.25%	5.750%
Tier 1 capital ratio	$129,139	12.58%	8.00%	6.00%	1.25%	7.250%
Total capital ratio	$141,760	13.81%	10.00%	8.00%	1.25%	9.250%
Tier 1 leverage ratio	$129,139	10.33%	5.00%	4.00%	n/a	n/a

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1a - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017 for further detail on potential risks relating to the Subordinated Notes.

During 2016, as part of a branch acquisition, we recorded a core deposit intangible of $1.8 million and goodwill of $665 thousand. When calculating capital ratios, goodwill and a portion of the core deposit intangibles are subtracted from Tier 1 capital. The deduction for core deposit intangibles is subject to a phase in period under the Basel III risk based capital rules. During 2017, 80% of the core deposit intangible was deducted from Tier 1 capital and 100% will be deducted thereafter. Both of these intangible assets are subtracted from tangible equity as part of the calculation of tangible book value per share.

Capital ratios for the Holding Company include the benefit of $26.8 million net proceeds from the sale of 2,738,096 shares of common stock in the second quarter of 2017.

CASH DIVIDENDS AND PAYOUT RATIOS PER COMMON SHARE

During the years ended December 31, 2017 and, 2016, we declared quarterly cash dividends of $0.03 per common share.

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

The following table presents cash dividends declared and dividend pay-out ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31.

	2017	2016	2015
Dividends declared per common share	$0.12	$0.12	$0.12
Dividend payout ratio	25%	31%	19%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

IMPACT OF INFLATION

Inflation affects our financial position as well as operating results. It is our opinion that the effects of inflation for the three years ended December 31, 2017 on the financial statements have not been material.

CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2017:

The following table presents a summary of significant contractual obligations as of December 31, 2017, which mature as indicated.

	Less Than			More Than	Indeterminate
(Amounts in thousands)	One Year	1 - 3 Years	3 – 5 Years	5 Years	Maturity	Total
Deposits (1)	$105,219	$60,642	$23,305	$89	$913,477	$1,102,732
Term debt (2)	1,000	6,096	—	10,000	—	17,096
Junior subordinated debentures (3)	—	—	—	10,310	—	10,310
Operating lease obligations	845	1,749	1,707	1,367	—	5,668
Total	$107,064	$68,487	$25,012	$21,766	$913,477	$1,135,806

(1) Represents interest-bearing and noninterest-bearing checking, money market, savings and certificate of deposit accounts.
(2) Represents senior debt and subordinated debt.
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

Board Committees

Our corporate governance structure begins with our Board of Directors. The Board of Directors evaluates risk through the Chief Risk Officer and our Enterprise Risk Management reporting and monitoring process (ERM). Our ERM is updated quarterly and compares our risk appetite and key risk indicators to actual results and to peer data. The Board of Directors also evaluates risk through a number of Board Committees including the following:

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

These committees review reports from management, our auditors, and other outside sources. On the basis of materials that are available to them and on which they rely, the committees review the performance of our management and personnel, and establish policies, but neither the committees nor their individual members (in their capacities as members of the Board of Directors) is responsible for daily operations of the Company.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

 Management Committees

To ensure that our risk management goals and objectives are accomplished, oversight of our risk taking and risk management activities are conducted through a number of management committees comprised of members of management including the following.

●

The Senior Management Committee establishes short and long-term strategies and operating plans. The committee establishes performance measures and reviews performance to plan on a monthly basis. The committee is also responsible for evaluating operational risk assessments and approving and implementing mitigating action plans.

●	The Asset Liability Roundtable establishes and monitors liquidity ranges, pricing, maturities, investment goals, and interest spread on balance sheet accounts.
●	The SOX 404 Compliance Committee has established the master plan for full documentation of our internal controls and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Risk Management Controls

We use various controls and our ERM to manage risk exposure within the Company. Budgeting and variance analyses and key performance indicators provide an early indication of unfavorable results or heightened risk levels. Models are used to estimate market risk and net interest income sensitivity. Segmentation analysis is an important tool used to estimate expected and unexpected credit losses. Compliance with regulatory guidelines plays a significant role in risk management as well as corporate culture and the actions of management. Our code of ethics provides guidelines for all employees to use to ensure that they conduct themselves with the highest integrity in the delivery of service to our clients.

Liquidity Risk Management

Liquidity Risk

Liquidity risk is the inability to meet liability maturities, deposit withdrawals, fund asset growth or otherwise meet contractual obligations at reasonable market rates. Liquidity management involves maintaining ample and diverse funding capacity, liquid assets and other sources of cash to accommodate fluctuations in asset and liability levels due to business shocks or unanticipated events. ALCO is responsible for establishing our liquidity policy and the Bank’s internal ALCO Roundtable group is responsible for planning and executing the funding activities and strategies.

The Bank’s liquid assets consist of cash and amounts due from banks, cash from repayments and maturities of loans, short-term money market investments, sales of available-for-sale securities and cash flows from principal repayment and maturities of investments. Liquidity is generated from liabilities through deposit growth and term debt borrowings. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives.

The Bank has secondary sources of liquidity available from correspondent banking lines of credit, a secured line of credit with the Federal Reserve Bank and a secured borrowing line with the Federal Home Loan Bank of San Francisco. While these sources are expected to continue to provide significant amounts of secondary liquidity in the future, their availability, as well as the possible use of other sources, is dependent on future economic and market conditions, pledging of acceptable collateral and maintenance of required minimum capital ratios.

The Holding Company currently holds $24.0 million from our May 2017 public offering. Historically, the Holding Company’s principal source of cash has been dividends received from the Bank, which it has consistently received for many years. See Item 1A Risk Factors and Note 20 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the restrictions on the Bank’s ability to pay dividends.

To accommodate future growth and business needs, we develop an annual capital expenditure budget during strategic planning sessions. Based on our budgets and forecasts, we believe that our earnings, acquisition of core deposits and wholesale borrowing arrangements will be sufficient to support liquidity needs in 2018.

Term Debt

Federal Home Loan Bank of San Francisco borrowings

We periodically utilize Federal Home Loan Bank of San Francisco advances as a source of wholesale funding to provide temporary liquidity. As of December 31, 2017, the Bank had no Federal Home Loan Bank of San Francisco advances outstanding. See Note 17, Federal Funds Purchased and Lines of Credit in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings and our remaining line of credit.

During the fourth quarter of 2015, the Holding Company redeemed $20.0 million of preferred stock by entering into a senior debt loan agreement to borrow $10.0 million from another financial institution and issuing $10.0 million of Subordinated Notes. The details are as follows:

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million. The original loan terms required monthly principal installments of $83 thousand, plus accrued and unpaid interest, commencing on January 1, 2016 and continuing to and including December 10, 2020. A final scheduled payment of $5.0 million is due on the maturity date of December 10, 2020. The loan may be prepaid in whole or in part at any time without any prepayment premium or penalty. The principal amount of the loan bears interest at a variable rate, resetting monthly that is equal to the sum of the current three month LIBOR plus 400 basis points. The Holding Company incurred senior debt issuance costs of $15 thousand which are being amortized over the life of the loan as additional interest expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

Term debt at December 31, 2017, 2016 and 2015 consisted of the following:

(Amounts in thousands)	2017	2016	2015
Federal Home Loan Bank of San Francisco borrowings	$—	$—	$75,000
Senior debt	7,096	8,917	9,917
Less unamortized debt issuance cost	(6)	(12)	(15)
Subordinated debt	10,000	10,000	10,000
Less unamortized debt issuance cost	(132)	(172)	(208)
Total term debt at December 31,	$16,958	$18,733	$94,694

The following table presents the weighted average contractual interest rates on outstanding borrowings for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Federal Home Loan Bank of San Francisco borrowings	0.88%	0.51%	0.29%
Senior debt	5.21%	4.68%	4.50%
Subordinated debt	6.88%	6.88%	6.88%

The following table presents the maximum outstanding balance at any month end, average balance during the year and effective weighted average interest rate during the year on outstanding term debt for the years ended December 31, 2017, 2016 and 2015.

(Amounts in thousands)	2017	2016	2015
Federal Home Loan Bank of San Francisco borrowings:
Maximum outstanding at any month end	$10,000	$80,000	$120,000
Average balance during the year	$302	$18,075	$87,671
Effective weighted average interest rate during year	0.88%	2.73%	1.91%
Senior debt net of unamortized debt issuance costs:
Maximum outstanding at any month end	$8,822	$9,819	$9,902
Average balance during the year	$8,132	$9,400	$82
Effective weighted average interest rate during year	5.34%	4.79%	4.55%
Subordinated debt net of unamortized debt issuance costs:
Maximum outstanding at any month end	$9,868	$9,829	$9,792
Average balance during the year	$9,849	$9,811	$1,121
Effective weighted average interest rate during year	7.38%	7.38%	7.38%

The Bank’s effective weighted average interest rate on Federal Home Loan Bank of San Francisco borrowings includes the effect of hedge losses reclassified out other comprehensive income. During March of 2016, we terminated all of our interest rate swaps (active and forward starting, the “hedging” instrument) and simultaneously paid off the $75.0 million Federal Home Loan Bank of San Francisco borrowing (the “hedged instrument”).

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

Concentrations of credit risk

We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 77% and 75% of our gross loan portfolio at December 31, 2017 and December 31, 2016.

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

Allowance for loan and lease losses

The ALLL represents management’s best estimate of probable losses in the loan portfolio. Within the allowance, reserves are allocated to segments of the portfolio based on specific formula components. Changes to the ALLL are reported in the Consolidated Statements of Income in the line item provision for loan and lease losses.

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

Securities Portfolio

The securities portfolio is central to our asset liability management strategies. The decision to purchase or sell securities is based upon our assessment of current and projected economic and financial conditions, including the interest rate environment, liquidity, changes in a security’s credit rating, the risk weighting of a security and other regulatory requirements. We classify our securities as “available-for-sale” or “held-to-maturity” at the time of purchase. We do not engage in trading activities. Securities held-to-maturity are carried at amortized cost. Securities available-for-sale may be sold to implement our asset liability management strategies and in response to changes in interest rates, prepayment rates, and similar factors. Securities available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated other comprehensive income (loss), in a separate component of shareholders’ equity. Gain or loss on sale of securities is calculated on the specific identification method.

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

Valuation of Investments and Impairment of Securities

At the time of purchase, we designate a security as held-to-maturity or available-for-sale, based on our investment objectives, operational needs and intent to hold. We do not engage in trading activity. Securities designated as held-to-maturity are carried at amortized cost. We have the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement our asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and underlying rating of the security is monitored to identify changes in quality.

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

Management reviews the ALLL on a monthly basis and conducts a formal assessment of the adequacy of the ALLL on a quarterly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially graded when originated. Loans are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies. Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are determined impaired, formal impairment measurement is performed at least quarterly on a loan-by-loan basis.

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

In projecting future taxable income, management develops assumptions including the amount of future state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. We file consolidated federal and state income tax returns.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a nonrecurring basis, such as certain impaired loans held for investment, (“OREO”), core deposit intangible and goodwill. These nonrecurring fair value adjustments typically involve write-downs of individual assets due to application of lower of cost or market accounting.

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

Item 7a - Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rates. The risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings and long-term debt. We do not operate a securities trading account and do not hold a position with exposure to foreign currency exchange or commodities. Market-sensitive assets and liabilities are generated through loans and deposits associated with our banking business, our asset liability management process, and credit risk mitigation activities. Traditional loan and deposit products are reported at amortized cost for assets or the amount owed for liabilities. These positions are subject to changes in economic value based on varying market conditions. Interest rate risk is the effect of changes in economic value of our loans and deposits, as well as our other interest rate sensitive instruments and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk as part of the asset liability management process.

The Board of Directors has overall responsibility for our interest rate risk management policies. We have an Asset/Liability Management Committee (“ALCO”) which establishes and monitors guidelines to control our sensitivity of earnings to changes in interest rates. Our internal ALCO Roundtable group forecasts net interest income using different rate scenarios via a simulation model. This group updates the net interest income forecast for changing assumptions and differing outlooks based on economic and market conditions.

The simulation model includes expected re-pricing characteristics of our rate sensitive assets and liabilities. These re-pricing characteristics  recognize the relative sensitivity of assets and liabilities to changes in market interest rates, as demonstrated through current and historical experience and recognizing the timing differences of rate changes. In the simulation of net interest margin and net interest income the forecast balance sheet is processed against nine possible rate scenarios. These nine rate scenarios include a flat rate environment, which assumes interest rates are unchanged in the future and eight additional rate ramp scenarios ranging from +400 to -400 basis points in 100 basis point increments. The model does not simulate for rates below zero.

The formal policies and practices we have adopted to monitor and manage interest rate risk exposure rely on measuring risk in two ways: (1) the impact of changes in rates on net interest income, and (2) the impact of changes in rates on the fair value of equity. In moderately rising interest rate scenarios the model indicates that the company is essentially interest rate neutral.  In more rapidly rising interest rate scenarios however, the model indicates that the company is slightly liability sensitive.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The Federal Reserve currently has the federal funds rate targeted between 125 and 150 basis points. Accordingly, we are focused on the effects of increasing interest rate shocks on our net interest income during a rising rate environment. The most recent model results as of December 31, 2017, indicate the estimated annualized increase in net interest income attributable to a 100 or 200 basis point increase in the federal funds rate was $510 thousand and $231 thousand, respectively. The model also shows an annualized decrease in net interest income attributable to a 300 or 400 basis point increase in the fed funds rate of $2.1 million and $4.8 million, respectively. It is currently unlikely that interest rates will decline in the near future. However, the most recent model results as of December 31, 2017, indicate the estimated annualized reduction in net interest income attributable to a 100, or 200 basis point decline in the federal funds rate was $986 thousand and $2.0 million, respectively. Given that the model assumes a static balance sheet, relies on historic betas and assumes immediate parallel rate changes, no assurance can be given that future performance will mirror the model.

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

The following table sets forth as of December 31, 2017 the distribution of re-pricing opportunities for our earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) re-pricing interest-earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each re-pricing interval, and the cumulative GAP to total assets.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

	Gap Analysis
	Within 3	3 Months To	One Year To	Over Five
(Amounts in thousands)	Months	One Year	Five Years	Years	Total
Interest-earning assets
Total AFS securities	$50,067	$20,843	$113,568	$83,476	$267,954
Total other investments	48,991	—	—	—	48,991
Total Loans, net of deferred fees and costs	208,771	116,492	397,091	159,191	881,545
Total earning assets	307,829	137,335	510,659	242,667	$1,198,490

Interest-bearing liabilities
Total demand – interest	496,990	—	—	—	$496,990
Total savings accounts	110,837	—	—	—	110,837
Total certificates of deposit	53,353	53,751	82,062	89	189,255
Term debt and junior subordinated debentures, net	10,899	1,765	14,604	—	27,268
Total interest-bearing deposits and borrowings	$672,079	$55,516	$96,666	$89	$824,350

Re-pricing GAP	$(364,250)	$81,819	$413,993	$242,578	$374,140
Cumulative re-pricing GAP	$(364,250)	$(282,431)	$131,562	$374,140

Gap ratio	0.46	2.47	5.28	2,726.60	1.45
Cumulative gap ratio	0.46	0.61	1.16	1.45

Gap as % of earning assets	(30%)	7%	35%	20%	31%
Cumulative GAP as % of earning assets	(30%)	(24%)	11%	31%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 8 - Financial Statements and Supplementary Data

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Report of Independent Registered Public Accounting Firm OPEN PENDING UPDATE FROM MOSS ADAMS

The Board of Directors and Shareholders

Bank of Commerce Holdings

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

Sacramento, California
March 9, 2018

We have served as the Company’s auditor since 2004.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment and those criteria, we believe that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2017 and issued their Report of Independent Registered Public Accounting Firm, which appears on the previous page. The audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

/s/ Randall S. Eslick
Randall S. Eslick, President and Chief Executive Officer

/s/ James A. Sundquist
James A. Sundquist, EVP and Chief Financial Officer

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

(Amounts in thousands, except share information)	2017	2016
Assets:
Cash and due from banks	$17,979	$16,419
Interest-bearing deposits in other banks	48,991	51,988
Total cash and cash equivalents	66,970	68,407

Securities available-for-sale, at fair value	267,954	175,174
Securities held-to-maturity, at amortized cost	—	31,187

Loans, net of deferred fees and costs	881,545	805,535
Allowance for loan and lease losses	(11,925)	(11,544)
Net loans	869,620	793,991

Premises and equipment, net	14,748	16,226
Other real estate owned	35	759
Life insurance	21,898	23,098
Deferred tax asset, net	6,505	9,542
Goodwill and core deposit intangible, net	2,030	2,252
Other assets	19,661	20,356
Total assets	$1,269,421	$1,140,992

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$305,650	$270,398
Demand - interest-bearing	496,990	405,569
Savings	110,837	113,309
Certificates of deposit	189,255	215,390
Total deposits	1,102,732	1,004,666

Term debt:
Principal	17,096	18,917
Less unamortized debt issuance costs	(138)	(184)
Net term debt	16,958	18,733

Junior subordinated debentures	10,310	10,310
Other liabilities	12,157	13,177
Total liabilities	1,142,157	1,046,886

Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; issued and outstanding - 16,271,563 as of December 31, 2017 and 13,440,422 as of December 31, 2016	51,830	24,547
Retained earnings	75,700	70,218
Accumulated other comprehensive loss, net of tax	(266)	(659)
Total shareholders’ equity	127,264	94,106
Total liabilities and shareholders’ equity	$1,269,421	$1,140,992

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2017, 2016 and 2015

(Amounts in thousands, except per share information)	2017	2016	2015
Interest income:
Interest and fees on loans	$39,112	$35,435	$32,871
Interest on taxable securities	3,921	2,986	3,284
Interest on tax-exempt securities	2,144	2,256	2,392
Interest on interest-bearing deposits in other banks	772	332	206
Total interest income	45,949	41,009	38,753
Interest expense:
Interest on demand deposits	744	523	460
Interest on savings deposits	200	174	213
Interest on certificates of deposit	2,188	2,179	2,356
Interest on term debt	1,168	1,667	1,759
Interest on junior subordinated debentures	287	235	195
Total interest expense	4,587	4,778	4,983
Net interest income	41,362	36,231	33,770
Provision for loan and lease losses	950	—	—
Net interest income after provision for loan and lease losses	40,412	36,231	33,770
Noninterest income:
Service charges on deposit accounts	542	413	204
ATM and point of sale fees	1,093	995	383
Fees on payroll and benefit processing	658	593	555
Life insurance	1,050	613	641
Gain on sale of investment securities, net	137	244	443
Impairment losses on investment securities	—	(546)	—
Federal Home Loan Bank of San Francisco dividends	318	644	630
Gain (loss) on sale of OREO	368	(109)	13
Insured cash sweep fees	197	3	—
Other income	461	636	314
Total noninterest income	4,824	3,486	3,183
Noninterest expense:
Salaries and related benefits	17,819	16,425	14,303
Premises and equipment	4,242	3,869	2,894
Federal Deposit Insurance Corporation insurance premium	318	615	717
Data processing fees	1,749	1,675	1,016
Professional service fees	1,398	1,690	1,628
Telecommunications	879	751	449
Branch acquisition costs	—	580	347
Loss on cancellation of interest rate swap	—	2,325	—
Other expenses	4,559	4,570	3,551
Total noninterest expense	30,964	32,500	24,905
Income before provision for income taxes	14,272	7,217	12,048
Provision for income taxes	6,928	1,958	3,462
Net income	$7,344	$5,259	$8,586
Less: Preferred stock extinguishment costs	—	—	102
Less: Preferred stock dividends	—	—	189
Income available to common shareholders	$7,344	$5,259	$8,295

Earnings per share - basic	$0.48	$0.39	$0.62
Weighted average shares - basic	15,207	13,367	13,331
Earnings per share - diluted	$0.48	$0.39	$0.62
Weighted average shares - diluted	15,310	13,425	13,365

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2017, 2016 and 2015

(Amounts in thousands)	2017	2016	2015
Net income	$7,344	$5,259	$8,586

Available-for-sale securities:
Unrealized losses arising during the period	(179)	(3,286)	(551)
Unrealized gains from securities transferred from held-to-maturity to available-for-sale	1,208	—	—
Income taxes	(423)	1,353	227
Change in unrealized gains (losses), net of tax	606	(1,933)	(324)

Reclassification adjustment for realized (gains) losses included in net income	(137)	(224)	(443)
Income taxes	55	92	184
Realized (gains) losses, net of tax	(82)	(132)	(259)

Reclassification adjustment for other-than-temporary impairment included in net income	—	546	—
Income taxes	—	(225)	—
Realized impairment, net of tax	—	321	—
Net change in unrealized gains (losses) on available-for-sale securities	524	(1,744)	(583)

Held-to-maturity securities:

Accretion of held-to-maturity fair value adjustment from other comprehensive income to interest income	(56)	(97)	(144)
Income taxes	23	40	59
Net accretion of held-to-maturity fair value adjustment from other comprehensive income to interest income	(33)	(57)	(85)

Fair value adjustment for held-to-maturity securities transferred to available-for-sale	(167)	—	—
Income taxes	69	—	—
Net fair value adjustment for held-to-maturity securities transferred to available-for-sale	(98)	—	—
Net change in fair value adjustment on held-to-maturity securities	(131)	(57)	(85)

Derivatives:
Unrealized (losses) arising during the period	—	(348)	(584)
Income taxes	—	143	242
Change in unrealized (losses), net of tax	—	(205)	(342)

Reclassification adjustment for net losses on derivatives included in net income	—	2,721	1,435
Income taxes	—	(1,120)	(592)
Reclassification adjustment for net losses on derivatives included in net income, net of tax	—	1,601	843
Net change in unrealized losses on derivatives	—	1,396	501
Other comprehensive income (loss)	393	(405)	(167)
Comprehensive income – Bank of Commerce Holdings	$7,737	$4,854	$8,419

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2015, 2016 and 2017

					Accumulated
	Preferred		Common		Other Comprehensive
	Stock	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Amount	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2015	$19,931	13,294	$23,891	$59,867	$(87)	$103,602
Net income	—	—	—	8,586	—	8,586
Other comprehensive loss, net of tax	—	—	—	—	(167)	(167)
Comprehensive income	—	—	—	—	—	8,419
Dividend on preferred stock	—	—	—	(189)	—	(189)
Dividend on common stock ($0.12 per share)	—	—	—	(1,600)	—	(1,600)
Common stock issued under employee plans	—	9	36	—	—	36
Stock options exercised	—	39	156	—	—	156
Compensation expense associated with stock options	—	—	42	—	—	42
Compensation expense associated with restricted stock	—	—	89	—	—	89
Preferred stock redemption	(20,000)	—	—	(33)	—	(20,033)
Preferred stock accretion	69	—	—	(69)	—	—
Balance at December 31, 2015 (1)	$—	13,342	$24,214	$66,562	$(254)	$90,522
(1) Excludes 43 unvested restricted shares

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

2017 Consolidated Statements of Shareholders’ Equity (Continued)

				Accumulated
		Common		Other Comprehensive
	Common	Stock	Retained	(Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2016	13,342	$24,214	$66,562	$(254)	$90,522
Net income	—	—	5,259	—	5,259
Other comprehensive loss, net of tax	—	—	—	(405)	(405)
Comprehensive income	—	—	—	—	4,854
Dividend on common stock ($0.12 per share)	—	—	(1,603)	—	(1,603)
Common stock issued under employee plans	29	84	—	—	84
Stock options exercised	2	10	—	—	10
Compensation expense associated with stock options	—	24	—	—	24
Compensation expense associated with restricted stock	—	215	—	—	215
Balance at December 31, 2016 (1)	13,373	$24,547	$70,218	$(659)	$94,106
(1) Excludes 67 unvested restricted shares

				Accumulated
		Common		Other Comprehensive
	Common	Stock	Retained	(Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2017	13,373	$24,547	$70,218	$(659)	$94,106
Net income	—	—	7,344	—	7,344
Other comprehensive income, net of tax	—	—	—	393	393
Comprehensive income	—	—	—	—	7,737
Dividend on common stock ($0.12 per share)	—	—	(1,862)	—	(1,862)
Stock issued pursuant to public offering, net of underwriting discounts and expenses of $1.7 million	2,738	26,778	—	—	26,778
Stock compensation grants	4	41			41
Common stock issued under employee plans	30	—	—	—	—
Stock options exercised	52	245	—	—	245
Compensation expense associated with stock options	—	23	—	—	23
Compensation expense associated with restricted stock	—	196	—	—	196
Balance at December 31, 2017 (1)	16,197	$51,830	$75,700	$(266)	$127,264
(1) Excludes 74 unvested restricted shares

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

(Amounts in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$7,344	$5,259	$8,586
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	950	—	—
Provision for depreciation and amortization	2,061	1,908	1,524
Amortization of core deposit intangible	221	185	—
Amortization of debt issuance costs	45	40	4
Compensation expense associated with stock options	23	24	42
Compensation expense associated with restricted stock	196	215	89
Tax benefits from vesting of restricted stock	(53)	—	—
Net gain on sale or call of securities	(137)	(244)	(443)
Other-than-temporary impairment on investment securities	—	546	—
Amortization of investment premiums and accretion of discounts, net	2,031	1,715	1,876
Accretion of held-to-maturity fair value adjustments	(56)	(97)	(144)
Loss on cancellation of interest rate swap	—	2,325	—
Write-down of fixed assets	—	—	238
Write-down of other real estate owned	52	66	—
(Gain) loss on sale of other real estate owned	(368)	109	(13)
Increase in cash surrender value of life insurance	(548)	(613)	(641)
Life insurance death benefit	(502)	—	—
Increase (decrease) in deferred compensation and salary continuation plans	18	(19)	28
Increase in deferred loan fees and costs	(386)	(454)	(713)
Decrease in deferred income taxes	271	132	584
Deferred tax asset write down	2,490	363	—
Decrease in other assets	863	118	538
(Decrease) increase in other liabilities	(961)	306	(1,219)
Net cash provided by operating activities	13,554	11,884	10,336

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	23,551	31,685	23,426
Proceeds from sale of available-for-sale securities	64,349	51,025	71,277
Purchases of available-for-sale securities	(150,888)	(104,134)	(69,362)
Proceeds from maturities and payments of held-to-maturity securities	1,098	4,963	1,099
Investment in Qualified Zone Academy Bonds	(1,000)	(2,000)	—
Investment in qualified affordable housing partnerships	(124)	(697)	(1,133)
Net (purchase) redemption of Federal Home Loan Bank of San Francisco stock	(72)	—	1,263
Loan (originations), net of principal repayments	(76,016)	(105,892)	(46,554)
Net (purchase of) repayment on purchased loans	(1,158)	18,666	(12,715)
Purchase of premises and equipment	(584)	(2,873)	(705)
Proceeds from the sale of other real estate owned	2,111	636	3,111
Proceeds from life insurance policy	2,249	—	—
Payments to derivative counterparties for the termination of interest rate swaps	—	(2,578)	—
Acquisition of branches, net of cash paid	—	142,411	—
Net cash (used) provided by investing activities	(136,484)	31,212	(30,293)

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)	2017	2016	2015
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	$124,201	$84,722	$35,382
Net decrease in certificates of deposit	(26,135)	(32,838)	(20,682)
Advances on term debt	30,260	55,000	260,000
Repayment of term debt	(32,080)	(131,172)	(240,083)
Debt issuance costs paid	—	—	(223)
Proceeds from stock options exercised	245	10	156
Net proceeds from issuance of common stock	26,778	—	—
Redemption of preferred stock	—	—	(20,000)
Preferred stock extinguishment costs	—	—	(33)
Cash dividends paid on preferred stock	—	—	(189)
Cash dividends paid on common stock	(1,776)	(1,603)	(1,601)
Net cash provided by (used in) financing activities	121,493	(25,881)	12,727
Net increase (decrease) cash and cash equivalents	(1,437)	17,215	(7,230)
Cash and cash equivalents at the beginning of year	68,407	51,192	58,422
Cash and cash equivalents at the end of year	$66,970	$68,407	$51,192

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)	2017	2016	2015
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$3,846	$2,705	$4,123
Interest	$4,581	$5,142	$4,628
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$981	$147	$3,888
Transfer of fixed asset to other real estate owned	$—	$—	$170

Changes in unrealized gain (loss) on investment securities available-for-sale	$892	$(2,964)	$(985)
Changes in net deferred tax asset related to changes in unrealized (loss) gain on investment securities available-for-sale	(368)	1,220	402
Changes in accumulated other comprehensive income (loss) due to changes in unrealized gain (loss) on investment securities available-for-sale	$524	$(1,744)	$(583)

Accretion of held-to-maturity fair value adjustment from other comprehensive income to interest income	$(56)	$(97)	$(144)
Changes in deferred tax related to accretion of held-to-maturity investment securities	23	—	—
Changes in accumulated other comprehensive income (loss) due to accretion of held-to-maturity investment securities	(33)	(97)	(144)

Fair value adjustment for held-to-maturity securities transferred to available-for-sale	(167)	—	—
Changes in deferred tax related to transfer of held-to-maturity investment securities to available-for-sale	69	—	—
Net fair value adjustment for held-to-maturity securities transferred to available-for-sale	(98)	—	—
Changes in accumulated other comprehensive income (loss) related held-to-maturity investment securities	$(131)	$(97)	$(144)

Changes in unrealized loss on derivatives	$—	$(348)	$(584)
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	—	143	242
Changes in accumulated other comprehensive income (loss) due to changes in unrealized loss on derivatives	$—	$(205)	$(342)

Reclassification of losses on derivatives	$—	$2,721	$1,435
Changes in net deferred tax asset related to reclassification of losses on derivatives	—	(1,120)	(592)
Changes in accumulated other comprehensive income (loss) due to reclassification of losses on derivatives	$—	$1,601	$843
Supplemental disclosures of non cash financing activities:
Vested and granted restricted stock issued under employee plans	$—	$84	$36
Stock compensation grants for the 2016 compensation plan	$41	$—	$—
Preferred stock accretion	$—	$—	$69
Transfer of HTM to AFS	$30,330	$—	$—
Cash dividend declared on common stock and payable after period-end	$486	$401	$400
Transactions Related to Acquisition:
Assets acquired - fair value	$—	$155,230	$—
Goodwill	$—	$665	$—
Liabilities assumed - fair value	$—	$149,239	$—

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. THE BUSINESS OF THE COMPANY

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce) and for Bank of Commerce Mortgage (inactive). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The Bank is principally supervised and regulated by the California Department of Business Oversight (“CDBO”) and the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the Company’s activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981 and opened for business on October 22, 1982.

We operate nine full service offices and consider northern California to be our major market. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. The services offered by the Bank include those traditionally offered by banks of similar size and character in California. Our principal deposit products include the following types of accounts; checking, interest-bearing checking, savings, money market deposits and certificates of deposit,. We also offer sweep arrangements, commercial loans, construction loans, consumer loans, safe deposit boxes, collection services and electronic banking services. The primary focus of the Bank is to provide banking services to the communities in our major market area, including Small Business Administration loans and payroll processing. The Bank does not offer trust services or international banking services. Our customers are mostly retail customers and small to medium sized businesses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the valuation of investments and impairments of securities, the determination of the allowance for loan and lease losses (“ALLL”), income taxes, the valuation of other real estate owned (“OREO”), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported equity or net income.

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2017 and 2016, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. We have not consolidated the accounts of the Trust in our Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). We are not considered the primary beneficiary of the Trust (variable interest entity). As a result, the junior subordinated debentures issued by the Holding Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

Application of new accounting guidance - In January of 2017, the Company adopted the Financial Accounting Standards Board's (“FASB”) Accounting Standard Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, seeks to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. By applying this ASU, the Company no longer adjusts common stock for the tax impact of shares released, instead the tax impact is recognized as tax expense in the period the shares are released. This simplifies the tracking of the tax benefits and deficiencies, but could cause volatility in tax expense for the periods presented. The consolidated statement of cash flows has been adjusted to reflect the provisions of this ASU. The application of this ASU did not have a material impact on the consolidated financial statements.

Subsequent events – We have evaluated events and transactions subsequent to December 31, 2017 for potential recognition or disclosure.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include amounts due from correspondent banks including interest-bearing deposits in correspondent banks and the Federal Reserve Bank..

Investment Securities – Securities are classified as held-to-maturity if we have both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. Unrealized holding gains or losses are excluded from other comprehensive income (loss). Realized gains or losses, determined on the basis of the cost of specific securities sold or called, are included in earnings. Dividend and interest income are recognized when earned.

Securities are classified as available-for-sale if we intend and have the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income (loss) as a separate component of shareholders’ equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are amortized or accreted over the estimated life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Transfers of securities from available-for-sale to held-to-maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the amortized cost at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in other comprehensive income (loss), and is amortized over the estimated remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held-to-maturity security. Transfers of securities from held-to-maturity to available-for-sale to are accounted for at fair value at the date of the reclassification. Any remaining unamortized fair value adjustments are reclassified from other comprehensive income (loss) and the unrealized holding gain (loss) at the date of transfer is recorded in other comprehensive income net of tax.

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

Loans – Loans are stated at the principal amounts outstanding, net of deferred loan fees, deferred loan costs, and the ALLL. Interest on loans is accrued daily based on the principal outstanding. Loan origination and commitment fees and certain origination costs are deferred and the net amount is amortized or accreted over the contractual life of the loans as an adjustment of their yield.

A loan is impaired when, based on current information and events, management believes it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured based upon the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis, and only when the principal is not considered impaired. The CCO reviews and approves loans recommended for impaired status or their removal from impaired status.

Our practice is to place an asset on nonaccrual status when one of the following events occurs: (1) any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (2) management determines the ultimate collection of the original principal or interest to be unlikely or, (3) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible. One exception to the 90 days past due policy for nonaccruals is our purchased pool of home equity loans and purchased consumer loans. For these specific loan pools, we will charge-off any loans that go more than 90 days past due. We believe that at the time these loans become 90 days past due, it is likely that we will not collect the remaining principal balance on the loan. In accordance with this policy, we do not expect to classify any of the loans from these pools as nonaccrual.

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

We perform regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. Our risk rating methodology assigns risk ratings ranging from 1 to 8, where a higher rating represents higher risk. The 8 risk rating categories are a primary factor in determining an appropriate amount for the ALLL. Our Chief Credit Officer (CCO) is responsible for regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The Board of Directors reviews and approves the adequacy of the ALLL quarterly.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

We may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 4% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by unstable real estate values. The unallocated amount is reviewed quarterly based on trends in credit losses, the results of credit reviews and overall economic trends.

As adjustments to the ALLL become necessary, they are reported in earnings in the periods in which they become known as a charge or credit to the provision for loan and lease losses. Loans, or portions thereof, deemed uncollectible are charged to the ALLL. Recoveries on loans previously charged-off, are added to the ALLL.

We believe that the ALLL was adequate as of December 31, 2017. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 77% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL.

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

Premises and Equipment – Premises and equipment are recorded at cost. Depreciation for equipment is provided over the estimated useful lives of the related assets, generally three to seven years, using the straight-line method for financial statement purposes. Depreciation for premises is provided over the estimated useful life up to 39 years, on a straight-line basis. We use other depreciation methods (generally accelerated depreciation methods) for tax purposes where appropriate. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When premises and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in other noninterest income or other noninterest expense in the Consolidated Statements of Income, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Operating Segments – Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about their products and services, their activities in different geographic areas, and their reliance on major customers. The basis for determining operating segments is the manner in which management operates the business. As of December 31, 2017, we operated under one primary business segment: Community Banking.

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

The Plan provides for awards to key personnel, including directors of incentive and nonqualified stock options, restricted stock units and restricted stock, which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), non-statutory stock options (“NSOs”), or restricted stock. The Plan provides that Incentive Options may not be granted at less than 100% of fair value of the Holding Company’s common stock on the date of the grant. Nonqualified stock options must have an exercise price of no less than 85% of the fair value of the stock at the date of the grant, a term of no more than ten years, and generally become exercisable over five years from the date of the grant. Restricted shares vest over a three to five year service period. Unvested restricted shares have no dividend or voting rights. Additional disclosure of the payment activity and shares available for future grants is available in Note 18, Shareholders’ Equity, in these Notes to the Consolidated Financial Statements.

In accordance with FASB ASC 718, Stock Compensation, we recognize in the Consolidated Statements of Income the grant-date fair value of stock options, restricted stock and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using the following assumptions:

●	Volatility represents the historical volatility in the Holding Company’s common stock price, for a period consistent with the expected life of the option.
●	Risk free rate was derived from the U.S. Treasury rate at the time of the grant, which coincides with the expected life of the option.
●	Expected dividend yield is based on dividend trends and the market value of the Holding Company’s common stock at the time of grant.
●	Annual dividend rate is the ratio of the expected annual dividends to the Holding Company’s common stock price on the grant date.
●	Assumed forfeiture rate based on expected forfeiture rates.
●

Expected life is estimated based on the history of the Holding Company’s stock option holders and expectations regarding future forfeitures giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding.

The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost for the years ended December 31, 2015. There were no stock option grants during 2017 or 2016.

2015
Volatility	26.44%
Risk free interest rate	1.64%
Expected dividends	$0.12
Annual dividend rate	2.05%
Assumed forfeiture rate	—
Expected life (in years)	7

Earnings per Share - Earnings per share is an important measure of our performance for investors and other users of financial statements. Certain of our securities, such stock options, permit the holders to become common shareholders or add to the number of shares of common stock already held. Because there is potential reduction, called dilution, of earnings per share figures inherent in our capital structure, we are required to present a dual presentation of earnings per share - basic earnings per share and diluted earnings per share.

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

Advertising Costs – For the years ended December 31, 2017, 2016, and 2015, advertising costs were $61 thousand, $171 thousand, and $64 thousand, respectively. Advertising costs were expensed as incurred.

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

Notes to Consolidated Financial Statements

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

Expected financial statement impact – The Company has performed an initial analysis of our existing leases and expects a significant new lease asset and related lease liability on the balance sheet due to the number of leased properties the Company currently has that are accounted for under current operating lease guidance.

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

Expected financial statement impact – The Company has evaluated the potential impact of this ASU on the Company's consolidated financial statements and we do not expect adoption of this ASU to have a material impact on the Company’s financial statements.

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

Methods and timing of adoption – The standard is effective for public entities for interim and annual periods beginning after December 15, 2017 as deferred by ASU No. 2015-14; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, or modified retrospective adoption. As a bank, key revenue sources, such as interest income have been identified as out of scope of this new guidance. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Expected financial statement impact – Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, we do not expect the new guidance to have a material impact on interest income. We have completed our overall assessment of noninterest income revenue streams and reviewing contracts potentially affected by the ASU including fees on payroll and benefit processing, deposit related fees, interchange fees, and merchant income, and determined that the new guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3. RESTRICTIONS ON CASH AND DUE FROM BANKS

We have a Fed Funds line of credit with one correspondent bank which requires us to hold compensating cash balances of $450 thousand. We maintained the required compensating balance of $450 thousand at December 31, 2017 and December 31, 2016.

The Bank is required by federal regulations to set aside specified amounts of cash as reserves against transaction and time deposits. The cash reserve required as of December 31, 2017 and December 31, 2016 was $1.7 million and $1.5 million, respectively which was satisfied by vault cash balances.

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of December 31, 2017, and December 31, 2016.

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$40,319	$196	$(146)	$40,369
Obligations of state and political subdivisions	77,412	1,910	(478)	78,844
Residential mortgage-backed securities and collateralized mortgage obligations	116,061	69	(1,538)	114,592
Corporate securities	5,079	18	(105)	4,992
Commercial mortgage-backed securities	26,995	24	(378)	26,641
Other asset-backed securities	2,540	4	(28)	2,516
Total	$268,406	$2,221	$(2,673)	$267,954

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$10,427	$10	$(83)	$10,354
Obligations of state and political subdivisions	58,847	1,001	(420)	59,428
Residential mortgage-backed securities and collateralized mortgage obligations	71,068	33	(1,497)	69,604
Corporate securities	16,153	103	(140)	16,116
Commercial mortgage-backed securities	15,786	9	(281)	15,514
Other asset-backed securities	4,237	8	(87)	4,158
Total	$176,518	$1,164	$(2,508)	$175,174
Held-to-maturity securities:
Obligations of state and political subdivisions	$31,187	$710	$(523)	$31,374

During the fourth quarter, we reclassified the entire HTM securities portfolio to AFS. At the date of the reclassification the HTM securities portfolio was carried at an amortized cost of $30.3 million. The reclassification of securities between categories was accounted for at fair value. At the date of the reclassification, the securities had a fair value of $31.4 million and unrealized holding gains of $1.2 million which were recorded net of tax in other comprehensive income. The remaining net unrealized gain of $167 thousand which was recorded in other comprehensive income (OCI) net of tax was included in the amortized cost of the securities when transferred.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

We reclassified the held-to-maturity securities portfolio to available-for-sale to provide increased flexibility to support the loan pipeline and take advantage of opportunities to improve the overall structure and yield of the investment portfolio. As a result of this transfer we have are precluded from classifying any investment securities as held-to-maturity for two years from the date of the transfer. Management does not expect to designate acquired securities as held-to-maturity in the near future.

The following table presents the expected maturities of investment securities at December 31, 2017.

	Available-For-Sale
(Amounts in thousands)	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,425	$1,430
One year through five years	87,888	87,424
Five years through ten years	83,450	83,430
After ten years	95,643	95,670
Total	$268,406	$267,954

The amortized cost and fair value of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

At December 31, 2017 and 2016, securities with a fair value of $62.6 million and $39.2 million, respectively, were pledged as collateral to secure public fund deposits, Federal Home Loan Bank of San Francisco borrowings and for other purposes as required by law.

The following table presents the cash proceeds from sales of securities and the associated gross realized gains and gross realized losses that have been included in earnings for the years ended December 31, 2017, 2016 and 2015.

	For Years Ended December 31,
(Amounts in thousands)	2017	2016	2015
Proceeds from sales of securities	$64,349	$51,025	$71,277

Gross realized gains on sales of securities:
U.S. government & agencies	$—	$25	$16
Obligations of state and political subdivisions	161	188	97
Residential mortgage-backed securities and collateralized mortgage obligations	52	17	142
Corporate securities	79	105	161
Commercial mortgage-backed securities	3	4	14
Other asset-backed securities	20	13	126
Total gross realized gains on sales of securities	315	352	556

Gross realized losses on sales of securities
U.S. government & agencies	—	(13)	(33)
Obligations of state and political subdivisions	(102)	(3)	(29)
Residential mortgage-backed securities and collateralized mortgage obligations	(56)	(64)	(12)
Corporate securities	(3)	(27)	(14)
Commercial mortgage-backed securities	(17)	(1)	—
Other asset-backed securities	—	—	(25)
Total gross realized losses on sales of securities	(178)	(108)	(113)
Gain on investment securities, net	$137	$244	$443

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Investment securities that were in an unrealized loss position as of December 31, 2017 and December 31, 2016 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$18,140	$(102)	$2,131	$(44)	$20,271	$(146)
Obligations of states and political subdivisions	15,030	(255)	8,368	(223)	23,398	(478)
Residential mortgage-backed securities and collateralized mortgage obligations	75,323	(827)	31,036	(711)	106,359	(1,538)
Corporate securities	—	—	2,934	(105)	2,934	(105)
Commercial mortgage-backed securities	11,162	(151)	10,026	(227)	21,188	(378)
Other asset-backed securities	2,167	(28)	—	—	2,167	(28)
Total temporarily impaired securities	$121,822	$(1,363)	$54,495	$(1,310)	$176,317	$(2,673)

	As of December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$9,139	$(83)	$—	$—	$9,139	$(83)
Obligations of states and political subdivisions	20,329	(420)	—	—	20,329	(420)
Residential mortgage-backed securities and collateralized mortgage obligations	52,345	(1,396)	4,108	(101)	56,453	(1,497)
Corporate securities	8,908	(140)	—	—	8,908	(140)
Commercial mortgage-backed securities	12,041	(191)	2,849	(90)	14,890	(281)
Other asset-backed securities	2,280	(28)	1,346	(59)	3,626	(87)
Total temporarily impaired securities	$105,042	$(2,258)	$8,303	$(250)	$113,345	$(2,508)
Held-to-maturity securities:
Obligations of states and political subdivisions	$11,639	$(425)	$933	$(98)	$12,572	$(523)

At December 31, 2017 and December 31, 2016, the number of securities that were in unrealized loss position was 138 and 119, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Management monitors the published credit ratings of our available-for-sale investment portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, and because we have no plans to sell the securities before the recovery of their amortized cost, and we believe the bank has the ability to hold the securities to maturity these investments are not considered other-than-temporarily impaired.

Our Investment Policy requires that at the time of purchase, securities purchased to be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the characteristics of our securities that are in unrealized loss positions at December 31, 2017 and December 31, 2016.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	December 31, 2017 and December 31, 2016
U.S. government & agencies	Direct obligations of the U.S. Government or obligations guaranteed by U.S. Government agencies.
Obligations of states and political subdivisions	General obligation issuances or revenue securities secured by revenues from specific sources issued by municipalities and political subdivisions located within the U.S.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at December 31, 2017 and December 31, 2016, 56% and 49% were issued or guaranteed by U.S. government sponsored entities, respectively.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at December 31, 2017 and December 31, 2016, 90% and 91% were issued or guaranteed by U.S. government sponsored entities, respectively.

Other asset-backed securities	Obligations secured by high quality loans with good credit enhancements issued by non-governmental issuers.

Other-Than-Temporary Impairment

For the year ended December 31, 2017, we did not recognize any other-than-temporary impairment losses. We recognized one impairment loss of $546 thousand during the second quarter of 2016 related to our investment in AgriBank and there were no other impairment losses recognized during the year ended December 31, 2016.

NOTE 5. LOANS

Outstanding loan balances consist of the following at December 31, 2017, and December 31, 2016.

	As of
(Amounts in thousands)	December 31,
Loan Portfolio	2017	2016
Commercial	$149,088	$153,844
Commercial real estate:
Real estate – construction and land development	15,902	36,792
Real estate – commercial non-owner occupied	377,668	292,615
Real estate – commercial owner occupied	185,340	167,335
Residential real estate:
Real estate – residential - Individual Tax Identification Number ("ITIN")	41,188	45,566
Real estate – residential - 1-4 family mortgage	30,377	20,425
Real estate – residential - equity lines	30,347	35,953
Consumer and other	49,925	51,681
Gross loans	879,835	804,211
Deferred fees and costs	1,710	1,324
Loans, net of deferred fees and costs	881,545	805,535
Allowance for loan and lease losses	(11,925)	(11,544)
Net loans	$869,620	$793,991

Past Due Loans

When we purchase loans they are typically purchased at a discount to enhance yield and compensate for credit risk. Gross loan balances in the table above include net purchase discounts of $2.8 million and $2.9 million as of December 31, 2017, and December 31, 2016, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

An age analysis of past due loans (gross), segregated by loan portfolio, as of December 31, 2017, and December 31, 2016, was as follows.

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2017	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$149,088	$149,088	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	15,902	15,902	—
Real estate - commercial non-owner occupied	—	—	—	—	377,668	377,668	—
Real estate - commercial owner occupied	142	—	—	142	185,198	185,340	—
Residential real estate:
Real estate - residential - ITIN	555	122	462	1,139	40,049	41,188	—
Real estate - residential - 1-4 family mortgage	290	173	—	463	29,914	30,377	—
Real estate - residential - equity lines	141	—	—	141	30,206	30,347	—
Consumer and other	281	123	—	404	49,521	49,925	—
Total	$1,409	$418	$462	$2,289	$877,546	$879,835	$—

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2016	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$51	$—	$—	$51	$153,793	$153,844	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	36,792	36,792	—
Real estate - commercial non-owner occupied	—	—	1,196	1,196	291,419	292,615	—
Real estate - commercial owner occupied	—	—	114	114	167,221	167,335	—
Residential real estate:
Real estate - residential - ITIN	567	80	1,149	1,796	43,770	45,566	—
Real estate - residential - 1-4 family mortgage	147	—	856	1,003	19,422	20,425	—
Real estate - residential - equity lines	68	36	48	152	35,801	35,953	—
Consumer and other	166	70	11	247	51,434	51,681	—
Total	$999	$186	$3,374	$4,559	$799,652	$804,211	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Nonaccrual Loans

Nonaccrual loans, segregated by loan portfolio, were as follows as of December 31, 2017, and December 31, 2016.

	As of
(Amounts in thousands)	December 31,
Nonaccrual Loans	2017	2016
Commercial	$1,603	$2,749
Commercial real estate:
Real estate - commercial non-owner occupied	—	1,196
Real estate - commercial owner occupied	600	784
Residential real estate:
Real estate - residential - ITIN	2,909	3,576
Real estate - residential - 1-4 family mortgage	606	1,914
Real estate - residential - equity lines	45	917
Consumer and other	36	250
Total	$5,799	$11,386

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $226 thousand, $353 thousand, and $228 thousand for the years ended December 31, 2017, 2016, and 2015, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Impaired Loans

The following tables summarize impaired loans by loan portfolio as of December 31, 2017, and December 31, 2016.

	As of December 31, 2017
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$672	$1,205	$—
Commercial real estate:
Real estate - commercial non-owner occupied	—	—	—
Real estate - commercial owner-occupied	600	665	—
Residential real estate:
Real estate - residential - ITIN	5,895	7,516	—
Real estate - residential - 1-4 family mortgage	414	897	—
Real estate - residential - equity lines	45	49	—
Consumer and other	—	—	—
Total with no related allowance recorded	$7,626	$10,332	$—

With an allowance recorded:
Commercial	$2,482	$2,540	$690
Commercial real estate:
Real estate - commercial non-owner occupied	803	803	77
Real estate - commercial owner-occupied	—	—	—
Residential real estate:
Real estate - residential - ITIN	1,628	1,678	199
Real estate - residential - 1-4 family mortgage	192	226	2
Real estate - residential - equity lines	380	380	190
Consumer and other	36	36	11
Total with an allowance recorded	$5,521	$5,663	$1,169

By loan portfolio:
Commercial	$3,154	$3,745	$690
Commercial real estate	1,403	1,468	77
Residential real estate	8,554	10,746	391
Consumer and other	36	36	11
Total impaired loans	$13,147	$15,995	$1,169

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2016
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,573	$2,438	$—
Commercial real estate:
Real estate - commercial non-owner occupied	1,196	1,196	—
Real estate - commercial owner-occupied	784	$841	—
Residential real estate:
Real estate - residential - ITIN	6,047	7,685	—
Real estate - residential - 1-4 family mortgage	1,914	2,722	—
Real estate - residential - equity lines	917	1,342	—
Consumer and other	210	216	—
Total with no related allowance recorded	$12,641	$16,440	$—

With an allowance recorded:
Commercial	$1,952	$1,957	$641
Commercial real estate:
Real estate - commercial non-owner occupied	808	808	21
Real estate - commercial owner-occupied	337	337	64
Residential real estate:
Real estate - residential - ITIN	2,562	2,617	494
Real estate - residential - equity lines	454	454	227
Consumer and other	40	40	14
Total with an allowance recorded	$6,153	$6,213	$1,461

By loan portfolio:
Commercial	$3,525	$4,395	$641
Commercial real estate	3,125	3,182	85
Residential real estate	11,894	14,820	721
Consumer and other	250	256	14
Total impaired loans	$18,794	$22,653	$1,461

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan portfolio for the years ended December 31, 2017, 2016 and 2015.

	2017		2016		2015
	Average	Interest	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized	Investment	Recognized
Commercial	$3,211	$46	$2,605	$23	$3,533	$22
Commercial real estate:
Real estate - commercial non-owner occupied	1,548	46	2,013	47	7,306	49
Real estate - commercial owner- occupied	670	2	1,281	25	2,212	59
Residential real estate:
Real estate - residential - ITIN	7,961	162	8,939	165	9,679	141
Real estate - residential - 1-4 family mortgage	1,019	—	1,788	—	1,786	—
Real estate - residential - equity lines	1,104	19	1,535	26	750	27
Consumer and other	72	—	162	—	33	—
Total	$15,585	$275	$18,323	$286	$25,299	$298

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

Troubled Debt Restructurings

At December 31, 2017 and December 31, 2016, impaired loans of $7.3 million and $7.1 million, respectively, were classified as performing restructured loans.

For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of December 31, 2017, we had one restructured commercial line of credit in nonaccrual status that had $33 thousand in available credit. We had no obligation to lend additional funds on any restructured loans as of December 31, 2016.

As of December 31, 2017, we had $10.9 million in troubled debt restructurings compared to $12.1 million as of December 31, 2016. As of December 31, 2017, we had 116 loans that qualified as troubled debt restructurings, of which 110 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.24% of gross loans as of December 31, 2017, compared with 1.50% at December 31, 2016.

The types of modifications offered can generally be described in the following categories:

Rate – A modification in which the interest rate is changed.

Maturity – A modification in which the maturity date is changed.

Payment deferral – A modification in which a portion of the principal is deferred.

Principal reduction – A modification in which a portion of the owing principal is deceased.

The following tables present the period ended balances of newly restructured loans and the types of modifications that occurred during the years ended December 31, 2017, 2016 and 2015.

	For The Year Ended December 31, 2017
			Rate &
(Amounts in thousands)	Rate &	Principal	Payment		Payment
Troubled Debt Restructuring Modification Types	Maturity	Reduction	Deferral	Maturity	Deferral	Total
Residential real estate:
Real estate - residential - ITIN	$—	$—	$60	$—	$—	$60
Total	$—	$—	$60	$—	$—	$60

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	For The Year Ended December 31, 2016
			Rate &
(Amounts in thousands)	Rate &	Principal	Payment		Payment
Troubled Debt Restructuring Modification Types	Maturity	Reduction	Deferral	Maturity	Deferral	Total
Commercial	$905	$—	$—	$1,120	$—	$2,025
Residential real estate:
Real estate - residential - ITIN	—	81	—	—	197	278
Real estate - residential - 1-4 family mortgage	144	—	—	—	—	144
Total	$1,049	$81	$—	$1,120	$197	$2,447

	For The Year Ended December 31, 2015
			Rate &
(Amounts in thousands)		Rate &	Payment		Payment
Troubled Debt Restructuring Modification Types	Rate	Maturity	Deferral	Maturity	Deferral	Total
Commercial	$—	$39	$—	$—	$708	$747
Residential real estate:
Real estate - residential - ITIN	115	—	264	—	379	758
Total	$115	$39	$264	$—	$1,087	$1,505

For the years ended December 31, 2017, 2016, and 2015, the tables below provide information regarding the number of loans where the contractual terms have been restructured.

	2017
		Pre-Modification	Post-Modification
(Amounts in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Residential real estate:
Real estate - residential - ITIN	1	$81	$61
Total	1	$81	$61

	2016
		Pre-Modification	Post-Modification
(Amounts in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial	4	$2,244	$2,266
Residential real estate:
Real estate - residential - ITIN	3	372	342
Real estate - residential - 1-4 family mortgage	1	144	144
Total	8	$2,760	$2,752

	2015
		Pre-Modification	Post-Modification
(Amounts in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial	2	$872	$872
Residential real estate:
Real estate - residential - ITIN	11	1,237	1,023
Total	13	$2,109	$1,895

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

There were no loans modified as troubled debt restructuring during the 12 months ended December 31, 2017, 2016 and 2015, for which there was a subsequent payment default during the twelve months ended December 31, 2017, 2016 and 2015, respectively.

Performing and Nonperforming Loans

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

Performing and nonperforming loans, segregated by loan portfolio, are as follows at December 31, 2017 and 2016.

(Amounts in thousands)	December 31, 2017
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$147,485	$1,603	$149,088
Commercial real estate:
Real estate - construction and land development	15,902	—	15,902
Real estate - commercial non-owner occupied	377,668	—	377,668
Real estate - commercial owner occupied	184,740	600	185,340
Residential real estate:
Real estate - residential - ITIN	38,279	2,909	41,188
Real estate - residential - 1-4 family mortgage	29,771	606	30,377
Real estate - residential - equity lines	30,302	45	30,347
Consumer and other	49,889	36	49,925
Total	$874,036	$5,799	$879,835

(Amounts in thousands)	December 31, 2016
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$151,095	$2,749	$153,844
Commercial real estate:
Real estate - construction and land development	36,792	—	36,792
Real estate - commercial non-owner occupied	291,419	1,196	292,615
Real estate - commercial owner occupied	166,551	784	167,335
Residential real estate:
Real estate - residential - ITIN	41,990	3,576	45,566
Real estate - residential - 1-4 family mortgage	18,511	1,914	20,425
Real estate - residential - equity lines	35,036	917	35,953
Consumer and other	51,431	250	51,681
Total	$792,825	$11,386	$804,211

Credit Quality Ratings

Management assigns a credit quality rating (risk grade) to each loan. The foundation or primary factor in determining the appropriate credit quality rating is the degree of a debtor’s willingness and ability to perform as agreed. In conjunction with evaluating the performing versus nonperforming nature of our loan portfolio, management evaluates the following credit risk and other relevant factors in determining the appropriate credit quality indicator (rating) for each loan portfolio:

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

Notes to Consolidated Financial Statements

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes loans by internal risk grades and by loan portfolio as of December 31, 2017, and December 31, 2016

	December 31, 2017
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$117,087	$28,896	$40	$3,065	$—	$149,088
Commercial real estate:
Real estate - construction and land development	14,762	—	1,140	—	—	15,902
Real estate - commercial non-owner occupied	364,230	9,160	2,900	1,378	—	377,668
Real estate - commercial owner occupied	171,005	8,515	3,907	1,913	—	185,340
Residential real estate:
Real estate - residential - ITIN	34,923	—	—	6,265	—	41,188
Real estate - residential - 1-4 family mortgage	28,981	791	—	605	—	30,377
Real estate - residential - equity lines	28,457	1,501	63	326	—	30,347
Consumer and other	49,887	—	2	36	—	49,925
Total	$809,332	$48,863	$8,052	$13,588	$—	$879,835

	December 31, 2016
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$124,089	$21,684	$4,570	$3,501	$—	$153,844
Commercial real estate:
Real estate - construction and land development	36,782	10	—	—	—	36,792
Real estate - commercial non-owner occupied	284,099	5,398	1,321	1,797	—	292,615
Real estate - commercial owner occupied	157,064	7,301	496	2,474	—	167,335
Residential real estate:
Real estate - residential - ITIN	38,279	—	—	7,287	—	45,566
Real estate - residential - 1-4 family mortgage	17,696	815	—	1,914	—	20,425
Real estate - residential - equity lines	33,828	858	—	1,267	—	35,953
Consumer and other	51,398	2	—	281	—	51,681
Total	$743,235	$36,068	$6,387	$18,521	$—	$804,211

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $530 thousand at December 31, 2017.

Allowance for Loan and Lease Losses

The following tables below summarize the ALLL by loan portfolio for the years ended December 31, 2017, 2016, and 2015.

	As of December 31, 2017
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,849	$5,578	$1,716	$955	$446	$11,544
Charge-offs	(51)	—	(483)	(968)	—	(1,502)
Recoveries	512	27	178	216	—	933
Provision	(818)	814	(242)	1,232	(36)	950
Ending balance	$2,492	$6,419	$1,169	$1,435	$410	$11,925

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2016
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,493	$5,784	$1,577	$770	$556	$11,180
Charge-offs	(1,106)	(37)	(829)	(812)	—	(2,784)
Recoveries	427	2,480	114	127	—	3,148
Provision	1,035	(2,649)	854	870	(110)	—
Ending balance	$2,849	$5,578	$1,716	$955	$446	$11,544

	As of December 31, 2015
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$3,503	$4,875	$1,670	$450	$322	$10,820
Charge-offs	(700)	(428)	(749)	(499)	—	(2,376)
Recoveries	1,692	771	273	—	—	2,736
Provision	(2,002)	566	383	819	234	—
Ending balance	$2,493	$5,784	$1,577	$770	$556	$11,180

The following tables summarize the ALLL and the recorded investment in loans and leases as of December 31, 2017, 2016 and 2015

	As of December 31, 2017
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$690	$77	$391	$11	$—	$1,169
Collectively evaluated for impairment	1,802	6,342	778	1,424	410	10,756
Total	2,492	6,419	1,169	1,435	410	11,925
Gross loans:
Individually evaluated for impairment	$3,154	$1,403	$8,554	$36	$—	$13,147
Collectively evaluated for impairment	145,934	577,507	93,358	49,889	—	866,688
Total gross loans	$149,088	$578,910	$101,912	$49,925	$—	$879,835

	As of December 31, 2016
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$641	$85	$721	$14	$—	$1,461
Collectively evaluated for impairment	2,208	5,493	995	941	446	10,083
Total	2,849	5,578	1,716	955	446	11,544
Gross loans:
Individually evaluated for impairment	$3,525	$3,125	$11,894	$250	$—	$18,794
Collectively evaluated for impairment	150,319	493,617	90,050	51,431	—	785,417
Total gross loans	$153,844	$496,742	$101,944	$51,681	$—	$804,211

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2015
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$122	$97	$600	$13	$—	$832
Collectively evaluated for impairment	2,371	5,687	977	757	556	10,348
Total	2,493	5,784	1,577	770	556	11,180
Gross loans:
Individually evaluated for impairment	$2,043	$7,733	$11,582	$32	$—	$21,390
Collectively evaluated for impairment	130,762	420,259	94,387	49,841	—	695,249
Total gross loans	$132,805	$427,992	$105,969	$49,873	$—	$716,639

The ALLL totaled $11.9 million or 1.36% of total gross loans at December 31, 2017 and $11.5 million or 1.44% at December 31, 2016. As of December 31, 2017 and December 31, 2016, we had commitments to extend credit of $227.7 million and $229.4 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at December 31, 2017 and 2016 was $695 thousand.

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

We believe that the ALLL was adequate as of December 31, 2017. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of December 31, 2017, 77% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2017, the unallocated allowance amount represented 3% of the ALLL, compared to 4% at December 31, 2016.

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

The following is a brief summary, by loan type, of management’s evaluation of the general risk characteristics and underwriting standards:

Commercial Loans – Commercial loans are underwritten after evaluating the borrower’s financial ability to maintain profitability including future expansion objectives. In addition, the borrower’s qualitative qualities are evaluated, such as management skills and experience, ethical traits, and overall business acumen. Commercial loans are primarily extended based on the cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower’s cash flow may deviate from initial projections, and the value of collateral securing these loans may change.

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

Generally, CRE loans are made to developers and builders that are secured by non-owner occupied properties require the borrower to have had an existing relationship with the Company and a proven record of success. Construction loans are underwritten utilizing feasibility studies, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of cost and value associated with the complete project (as-is value). These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment largely dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is secured. These loans are closely monitored by on-site inspections, and are considered to have higher inherent risks than other CRE loans due to their ultimate repayment sensitivity to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

Residential Real Estate Loans – We do not originate consumer real estate mortgage loans. The majority of our loans secured by non owner occupied residential real estate are made either as part of a commercial relationship and subject to similar underwriting standards and processes as the CRE portfolio, or loans that were purchased in a prior year as part of a pool of loans. Purchased loan pools are evaluated based on risk characteristics established for each segmented group of loans. These characteristics include a significant emphasis on historical losses within each loan group, inherent risks for each, and specific loan class characteristics such as trends related to nonaccrual loans, past due loans, criticized loans, net charge-offs or recoveries, among other relevant credit risk factors. Residential equity lines of credit are included in the discussion of consumer loans below.

We originate some single family residence construction loans. The loan amounts are no greater than $1 million and are short term real estate secured financing for the construction of a single family residence to be occupied by the owner. The loans have a draw down feature with interest only payments, and a balloon payment at the 12-month maturity. All of these loans are refinanced and paid-off by the borrower’s permanent mortgage lender who provided the initial pre-approved mortgage financing. These loans are underwritten utilizing financial analysis of the borrower and are generally based upon estimates of cost and value associated with the complete project (as-is value). These estimates may be inaccurate. The loan disbursement and monitoring process is controlled utilizing similar processes as our CRE construction loans.

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

Management’s continuing evaluation of all known relevant quantitative and qualitative internal and external risk factors provides the foundation for the three major components of the ALLL: (1) historical valuation allowances established in accordance with ASC 450, Contingencies (“ASC 450”) for groups of similarly situated loan pools; (2) general valuation allowances established in accordance with ASC 450 that are based on qualitative credit risk factors; and (3) specific valuation allowances established in accordance with ASC 310, Receivables (“ASC 310”) that are based on estimated probable losses on specific impaired loans. All three components are aggregated and constitute the ALLL; while portions of the allowance may be allocated to specific credits, the allowance net of specific reserves is available for the remaining credits that management deems as “loss.” It is our policy to classify a credit as loss with a concurrent charge-off when management considers the credit uncollectible and of such little value that its continuance as a bankable asset is not warranted. A loss classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer recognizing the likely credit loss of a valueless asset even though partial recovery may occur in the future.

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

NOTE 6. PURCHASE OF FINANCIAL ASSETS

We have an ongoing agreement to purchase a maximum par value of $50.0 million in unsecured consumer home improvement loans from a third party originator. The loans are purchased without recourse or servicing rights. As we receive principal payments on these purchased loans, new loans are purchased and the outstanding par value remains at approximately $50.0 million. For the period from May 12, 2014 through December 31, 2017, we have paid aggregate cash totaling $118.3 million, and received aggregate cash repayments of $71.9 million for $46.4 million in net loans outstanding. We record the acquired loans at fair value at the time of the purchase.

NOTE 7. PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2017 and 2016.

(Amounts in thousands)
Premises and Equipment	2017	2016
Land	$2,063	$2,063
Land improvements	241	223
Bank buildings	12,976	12,931
Furniture, fixtures and equipment	12,639	12,130
Software	1,634	1,637
Assets not yet placed in service	337	429
Total premises and equipment	29,890	29,413
Less: accumulated depreciation and amortization	(15,142)	(13,187)
Premises and equipment, net	$14,748	$16,226

We record depreciation expense on a straight-line basis for all depreciable assets. Depreciation expense totaled $2.1 million, $1.9 million, and $1.5 million, for the years ended December 31, 2017, 2016 and 2015, respectively. We have entered into a number of non-cancelable lease agreements with respect to various premises. See Note 15, Commitments and Contingencies in these Notes to Consolidated Financial Statements for more information regarding rental expense, rent income and minimum annual rental commitments under non-cancelable lease agreements.

NOTE 8. OTHER REAL ESTATE OWNED (OREO)

OREO represents real estate to which we have taken legal title in partial or full satisfaction of loans and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at fair value less costs to sell. Additional expenditures for improvements that increase the fair value of the property as it is prepared for sale are added to the property’s cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. Thereafter, management periodically performs valuations and the property is carried at the lower of the cost or fair value less expected selling costs. Subsequent valuation adjustments and net expenses incurred from OREO property are recorded in noninterest expense, in the Consolidated Statements of Income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the changes in OREO for the years ended December 31, 2017, 2016, and 2015.

(Amounts in thousands)	Years Ended December 31,
OREO	2017	2016	2015
Balance at beginning of year	$759	$1,423	$502
Additions	1,071	189	4,059
Dispositions	(1,743)	(745)	(3,138)
Valuation adjustments	(52)	(108)	—
Total	$35	$759	$1,423

For the year ended December 31, 2017, we transferred seven foreclosed properties in the amount of $981 thousand to OREO and capitalized $90 thousand in costs. During this period, we sold eleven properties with balances of $1.7 million for a net gain of $368 thousand. During this period, we recognized a write-down in OREO for one property totaling $52 thousand. The December 31, 2017 OREO balance consists of one 1-4 family residential real estate property in the amount of $35 thousand.

NOTE 9. INTANGIBLE ASSETS

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

The core deposit intangible is being amortized on a straight-line basis over the estimated useful life of the deposits, which is eight years, with no expected residual value. For tax purposes, the core deposit intangible is being amortized over 15 years.

As of December 31, 2017, we have recorded the following amounts related to the core deposit intangible.

(Amounts in thousands)	December 31,
Intangibles	2017
Gross carrying amount	$1,772
Accumulated amortization	(407)
Core deposit intangible, net	$1,365

The following table sets forth, as of December 31, 2017, the total estimated future amortization of intangible assets:

(Amounts in thousands)
For the year ended December 31,	Amount
2018	$221
2019	221
2020	221
2021	221
2022	221
2023 and thereafter	260
Total	$1,365

Goodwill is calculated as the amount of cash paid in excess of the fair value of the net assets acquired in the transaction. Goodwill is not amortized, but is annually reviewed for impairment. No impairment of goodwill was deemed necessary based on the 2017 annual review for impairment. For tax purposes, the goodwill is being amortized over 15 years. See Note 25 Branch Acquisition in these Notes to Consolidated Financial Statements in this document for further detail on the branch acquisition.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10. OTHER ASSETS

Other assets consist of the following at December 31, 2017 and 2016.

(Amounts in thousands)	2017	2016
Qualified Zone Academy Bonds	$4,740	$4,740
Federal Home Loan Bank of San Francisco stock	4,537	4,465
Interest receivable	4,462	4,044
Investments in affordable housing partnerships	3,529	4,217
Prepaid expenses	1,132	772
Loan servicing receivables	643	841
Investment in Bank of Commerce Holdings Trust II	310	310
SBA payments in process	179	50
Other	129	917
Total	$19,661	$20,356

NOTE 11. DEPOSITS

The following table presents the major types of interest-bearing deposits at December 31, 2017 and 2016.

(Amounts in thousands)	As of December 31,
Interest-bearing deposits	2017	2016
Interest-bearing demand	$260,221	$198,328
Money market	236,769	207,241
Savings	110,837	113,309
Certificates of deposit, less than $250,000	130,681	159,092
Certificates of deposit, $250,000 and over	58,574	56,298
Total interest-bearing deposits	$797,082	$734,268

The following table presents interest expense for the major types of interest-bearing deposits for the years ended December 31, 2017, 2016 and 2015.

(Amounts in thousands)	For the year ended December 31,
Deposit Interest Expense	2017	2016	2015
Interest-bearing demand	$274	$201	$228
Money market	470	322	232
Savings	200	174	213
Certificates of deposit, less than $250,000	1,429	1,537	1,744
Certificates of deposit, $250,000 and over	759	642	612
Total interest-bearing deposits	$3,132	$2,876	$3,029

The following table presents the scheduled maturities of all certificates of deposit as of December 31, 2017.

(Amounts in thousands)
Amounts due in:
2018	$105,219
2019	37,248
2020	23,394
2021	12,925
2022	10,380
Thereafter	89
Total certificates of deposit	$189,255

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the scheduled maturities of certificates of deposit of $250 thousand or more as of December 31, 2017.

(Amounts in thousands)
Amounts due in:
Three months or less	$7,872
Over three months through six months	8,268
Over six months through twelve months	8,725
Over twelve months	33,709
Total certificates of deposit of $250 thousand or more	$58,574

NOTE 12. TERM DEBT

Term debt at December 31, 2017 and 2016 consisted of the following.

(Amounts in thousands)	2017	2016
Senior debt	$7,096	$8,917
Unamortized debt issuance costs	(6)	(12)
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	(132)	(172)
Net term debt	$16,958	$18,733

Future contractual maturities of term debt at December 31, 2017 are as follows.

(Amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Senior debt	$1,000	$1,000	$5,096	$—	$—	$—	$7,096
Subordinated debt	—	—	—	—	—	10,000	10,000
Total future maturities	$1,000	$1,000	$5,096	$—	$—	$10,000	$17,096

Federal Home Loan Bank of San Francisco borrowings

The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the year ended December 31, 2017 and the year ended December 31, 2016 was $302 thousand and $18.0 million, respectively. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco under term advances at any month end during the year ended December 31, 2017 and the year ended December 31, 2016 was $10.0 million and $80.0 million, respectively. There were no outstanding Federal Home Loan Bank of San Francisco advances at December 31, 2017 or December 31, 2016.

Senior Debt

In December of 2015, the Holding Company entered into a senior debt loan agreement to borrow $10.0 million from another financial institution. The original loan terms required monthly principal installments of $83 thousand, plus accrued and unpaid interest, commencing on January 1, 2016, continuing to, and including December 10, 2020 and a final scheduled payment of $5.0 million due on the maturity date of December 10, 2020. The loan may be prepaid in whole or in part at any time without any prepayment penalty. The principal amount of the loan bears interest at a variable rate, resetting monthly that is equal to the sum of the current three-month LIBOR plus 400 basis points. In December of 2015, the Holding Company incurred senior debt issuance costs of $15 thousand, which are being amortized over the life of the loan as additional interest expense. The loan is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce.

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

NOTE 13. JUNIOR SUBORDINATED DEBENTURES

As of December 31, 2017 and 2016, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. The following table presents information about the Trust as of December 31, 2017 and 2016.

(Amounts in thousands)
		Issued		Effective		Redemption
Trust Name	Issue Date	Amount	Rate	Rate	Maturity Date	Date
Bank of Commerce Holdings Trust II	July 29, 2005	$10,310	Floating (2)	(1)	September 15, 2035	(3)

(1) Effective rate as of December 31, 2017 and 2016 of 3.17% and 2.54%, respectively.
(2) Contractual interest rate of junior subordinated debentures based on three month LIBOR plus 1.58% adjusted quarterly.
(3) Redeemable at the Company’s option on any March 15, June 15, September 15, or December 15.

The $10.3 million of junior subordinated debentures issued to Trust II as of December 31, 2017 and 2016, are reflected in the Consolidated Balance Sheets. The common stock issued by Trust II in the amount of $310 thousand is recorded in Other Assets in the Consolidated Balance Sheets, at December 31, 2017 and 2016. All of the debentures issued to Trust II, less the common stock of Trust II, qualified as Tier 1 capital as of December 31, 2017 and 2016, under guidance issued by the Federal Reserve Board.

NOTE 14. OTHER LIABILITIES

Other liabilities consist of the following at December 31, 2017 and 2016.

(Amounts in thousands)	2017	2016
Deferred compensation – directors fees	$3,823	$3,753
Salary continuation	3,387	3,410
Severance payable	790	820
Accrued employee incentives	1,170	1,109
Reserve for unfunded commitments	695	695
Dividend payable on common stock	486	401
Delayed equity contributions - affordable housing tax credit partnerships	361	485
Deferred income	315	520
Other loan servicing liabilities	235	576
Other	895	1,408
Total	$12,157	$13,177

NOTE 15. COMMITMENTS AND CONTINGENCIES

Lease Commitments – We lease nine sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based on predetermined escalation schedules. Substantially all of the leases include the option to extend the lease term one or more times following expiration of the initial term.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth rent expense and rent income for the years ended December 31, 2017 and 2016.

	December 31,
(Amounts in thousands)	2017	2016
Rent income(1)	$46	$78
Rent expense	841	707
Net rent expense	$795	$629
(1) Rental income is derived from OREO properties

The following table sets forth, as of December 31, 2017, the future minimum lease payments under non-cancelable operating leases.

(Amounts in thousands)
Amounts due in:
2018	$845
2019	866
2020	884
2021	899
2022	807
Thereafter	1,367
Total	$5,668

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

The following table presents a summary of our commitments and contingent liabilities at December 31.

(Amounts in thousands)	2017	2016
Commitments to extend credit	$217,714	$224,082
Standby letters of credit	6,692	1,967
Affordable housing grants	3,338	3,338
Total commitments and contingent liabilities	$227,744	$229,387

We were not required to perform on any financial guarantees for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, approximately $1.3 million of standby letters of credit expire within one year, and $5.4 million expire thereafter.

Affordable Housing Grants

In fulfilling our CRA responsibilities, we are a sponsor for various nonprofit organizations that receive cash grants from the Federal Home Loan Bank of San Francisco. Those grants require the nonprofit organization to comply with stipulated conditions of the grant over specified periods of time which typically vary from 10 to 15 years. If the nonprofit organization fails to comply, Federal Home Loan Bank of San Francisco can require us to refund the amount of the grant to Federal Home Loan Bank of San Francisco. To mitigate this contingent credit risk, Credit Administration underwrites the financial strength of the nonprofit organization and reviews their systems of internal control to determine, as best as possible, that they will not fail to comply with the conditions of the grant.

Reserve for Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at December 31, 2017 and 2016. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

Death Benefit Agreement

The Company has entered into agreements with certain employees to pay a cash benefit to designated beneficiaries following the death of the employee. The payment will be made only if, at the time of death, the deceased employee was employed by the Bank and the Bank owned a life insurance policy on the employee’s life. Depending on specific facts and circumstances, the payment amount can vary up to a maximum of $225,000 per employee and may be taxable to the recipient. Neither the employee nor the designated recipient has a claim against the Bank’s life insurance policy on the employee’s life.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Legal Proceedings

We are involved in various pending and threatened legal actions arising in the ordinary course of business. We maintain reserves for losses from legal actions, which are both probable and estimable. In our opinion, the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

Concentrations of Credit Risk

We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 77% and 75% of our gross loan portfolio at December 31, 2017 and December 31, 2016, respectively.

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

NOTE 16. EMPLOYEE BENEFITS AND RETIREMENT PLANS

Profit sharing plan – In 1985, we adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. We made matching contributions aggregating $494 thousand, $457 thousand, and $396 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. No discretionary contributions were made over the three year reporting period.

Salary continuation plan – In April 2001, the Board of Directors approved the implementation of the Supplemental Executive Retirement Plan (SERP), which is a non-qualified executive benefit plan in which we agree to pay certain executives covered by the SERP plan additional benefits in the future in return for continued satisfactory performance.

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

The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment date. The amount of accrued benefits approximates the present value of the benefits expected to be provided at retirement. Compensation expense under the salary continuation plan totaled $577 thousand, $551 thousand, and $726 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, 2016 and 2015, the vested benefit payable was $3.4 million, $3.4 million, and $3.5 million, respectively.

Directors deferred fee compensation – On December 19, 2013, the Board of Directors adopted a Directors Deferred Compensation Plan (the “2013 Plan”) to replace the Directors Deferred Compensation Plan dated January 1, 1993 as amended (the “1993 Plan”). Both plans allow the eligible Director to voluntarily elect to defer some or all of his or her current fees in exchange for the Company’s promise to pay a deferred benefit. The deferred fees are credited with interest and the accrued liability is paid to the Director at retirement. Directors must stop the deferral of compensation once their total deferred benefit reaches $500 thousand.

The interest rate in the 2013 Plan is equal to the Bloomberg 20-year Investment Grade Financial Institutions Index (IGFII) rate (or a similar reference rate we select if that rate is not published) in effect on the interest accrual date, plus two percent. The 2013 Plan is only available to independent directors and, as a nonqualified deferred compensation plan, is not subject to nondiscrimination requirements applicable to qualified plans. No deferred compensation is payable to a director until separation from service, whereupon all such compensation, together with interest thereon shall be provided to such Director, or his beneficiary within thirty (30) days. The Director may designate payments to be made in a lump sum or in monthly installments over a period not to exceed 120 months.

Although deferrals under the 1993 Plan have ceased, the 1993 Plan remains in effect for all amounts previously deferred in the plan. Under the 1993 Plan, at retirement, Directors are granted the option of continuing to accrue interest on deferred payments at a variable rate of Wall Street Journal prime plus 3.00% or at a fixed rate of 10%. The Director may designate payments to be made in a lump sum or in monthly installments over a period not to exceed 180 months.

Deferred compensation expense recorded in other noninterest expense totaled $292 thousand, $281 thousand, and $274 thousand for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, 2016 and 2015, the vested benefit payable recorded in Other Liabilities in the Consolidated Balance Sheets was $3.8 million, $3.8 million, and $3.7 million, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17. FEDERAL FUNDS PURCHASED AND LINES OF CREDIT

At December 31, 2017 and 2016, we had no outstanding federal funds purchased balances and no outstanding advances on any of the Bank’s lines of credit.

The Bank had the following lines of credit:

Federal Funds

We have entered into nonbinding federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $35.0 million at December 31, 2017 and had interest rates ranging from 1.64% to 2.29%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $28.5 million subject to collateral requirements, namely the amount of certain pledged loans.

Federal Home Loan Bank of San Francisco

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $334.9 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate mortgage loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and pledged securities held in the Bank’s investment securities portfolio.

As of December 31, 2017, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $4.5 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

We have pledged $378.3 million of our commercial and real estate mortgage loans as collateral for the line of credit with the Federal Home Loan Bank of San Francisco. As of December 31, 2017, we also pledged $28.3 million in securities to the Federal Home Loan Bank of San Francisco.

NOTE 18. SHAREHOLDERS’ EQUITY

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

Stock Plans – The 2008 Stock Option Plan was approved by the Holding Company’s shareholders on May 15, 2007 (“the Plan”). The Plan was amended and restated by the 2010 Equity Incentive Plan which was approved by the Holding Company’s shareholders on May 18, 2010. The latest amendment and restatement of the Plan was approved by the Holding Company’s shareholders on May 15, 2012. The Plan provides for equity awards including stock options, restricted stock and restricted stock units which may constitute incentive stock options (“ISO”) under Section 422(a) of the Internal Revenue Code of 1986, as amended, or non-statutory stock options (“NSO”) to key personnel of the Company, including Directors. The Plan provides that ISO and NSO under the Plan may not be granted at less than 100% of fair market value of the Holding Company’s common stock on the date of the grant. Vesting may be accelerated in case of an option holder’s death, disability, and retirement or in case of a change of control. At December 31, 2017, approximately 198 thousand common shares were available for future grants under the Plan.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

We recognized $53 thousand in tax benefits from vesting of restricted stock and $245 thousand in proceeds from stock options exercised during the year ended December 31, 2017. Proceeds from stock options exercised were $10 thousand and $156 thousand for the years ended December 31, 2016 and 2015, respectively.

Stock Option Activity

The following tables summarize information about stock option activity for the years ended December 31, 2017, 2016 and 2015.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Shares	Price	Value	Term
Options outstanding December 31, 2015	234,100	$5.77	$319,483	5.87
Exercised	(1,900)	$5.29	$4,789	3.33
Forfeited	(43,300)	$8.81	$ n/a	n/a
Options outstanding December 31, 2016	188,900	$5.08	$834,625	5.66
Exercised	(51,900)	$4.73	$245,450	4.42
Forfeited	(2,500)	$4.05	$ n/a	n/a
Options outstanding December 31, 2017	134,500	$5.24	$704,350	4.76

Exercisable at December 31, 2017	118,920	$5.13	$609,596	4.51

	For the Years Ended December 31,
(Amounts in thousands, except per share information)	2017	2016	2015
Stock option expense	$23	$24	$42
Stock option awards weighted average grant date fair value per share	$—	$—	$1.33

	At December 31,
	2017	2016	2015
Unrecognized compensation costs related to non-vested stock option payments	$17	$29	$55
Number of exercisable shares	119	157	163

Generally, stock options vest at 20% per year from the date of the grant. The unrecognized compensation costs are expected to be recognized over a weighted average period of two years.

Restricted Stock Activity

The following tables summarize information about unvested restricted shares and restricted shares granted for the years ended December 31, 2017, 2016 and 2015.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Grant	Intrinsic	Contractual
	of Shares	Price	Value	Term
Unvested restricted shares December 31, 2015	42,676	$5.95	$285,076	2.49
Granted	65,736	$5.74	$254,816	1.07
Vested	(38,148)	$5.79	$229,198	n/a
Forfeited	(3,084)	5.75	n/a	n/a
Unvested restricted shares December 31, 2016	67,180	$5.84	$638,210	1.38
Granted	45,070	$10.35	$466,328	1.32
Vested	(37,761)	$5.79	$218,600	n/a
Unvested restricted shares December 31, 2017	74,489	$8.60	$640,255	1.03

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	For the Years Ended December 31,
(Amounts in thousands, except per share information)	2017	2016	2015
Restricted stock compensation expense	$196	$215	$89
Restricted stock awards weighted average grant date fair value per share	$10.35	$5.74	$5.90

	At December 31,
	2017	2016	2015
Unrecognized compensation costs related to non-vested restricted stock payments	$811	$205	$181

Restricted shares vest over a three to five year service period. Unvested restricted shares have no dividend or voting rights. The unrecognized compensation costs are expected to be recognized over a weighted average period of two years.

Stock Grant Activity

The following tables summarize information about shares granted as employee compensation for the year ended December 31, 2017.

		Weighted	Stock
		Average	Grant
	Number	Grant	Compensation
	of Shares	Price	Expense
Shares Granted during the year ended December 31, 2017	4,868	$10.05	$48,923

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the components of accumulated other comprehensive loss and the ending balances at December 31, 2017, 2016, and 2015, respectively.

	Unrealized	Unrealized	Accumulated Other
	Gains (Losses)	(Losses)	Comprehensive
(Amounts in thousands)	On Securities	On Derivatives	Loss
Accumulated other comprehensive loss as of December 31, 2015	$1,142	$(1,396)	$(254)
Accumulated other comprehensive loss as of December 31, 2016	$(659)	$—	$(659)
Accumulated other comprehensive loss as of December 31, 2017	$(266)	$—	$(266)

Accumulated other comprehensive loss in the table above is reported net of tax. Detailed tax information on the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income.

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

On July 2, 2013, the federal banking agencies substantially amended the regulatory risk-based capital rules applicable to the Holding Company and the Bank. Effective January 1, 2015 the new rules created “Common equity tier 1,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition; The required minimum risk-based capital ratio for Common equity tier 1 is 4.5 percent and with a 2.5 percent capital conservation buffer. The capital conservation buffer of 2.5 percent is being phased in between 2016 and 2019.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

When the new capital rule is fully phased in, the minimum capital requirements plus the conservation buffer will exceed the well-capitalized thresholds. This 0.5 percentage-point cushion allows institutions to dip into a portion of their capital conservation buffer before reaching a status that is considered less than well capitalized for prompt corrective action purposes.

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy, require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table as defined in the regulations. Management believes as of December 31, 2017 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital rating category. The Holding Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016 are presented in the following table.

			Well		Minimum		Applicable	Minimum Capital
			Capitalized		Capital		2017 Capital	Ratio plus Capital
	Capital	Actual	Requirement		Requirement		Conservation	Conservation Buffer
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Buffer	Amount	Ratio
At December 31, 2017:
Company
Common equity tier 1 capital ratio	$125,745	12.26%	n/a	n/a	$46,169	4.50%	1.25%	$58,994	5.750%
Tier 1 capital ratio	$135,745	13.23%	n/a	n/a	$61,559	6.00%	1.25%	$74,384	7.250%
Total capital ratio	$158,365	15.44%	n/a	n/a	$82,079	8.00%	1.25%	$94,903	9.250%
Tier 1 leverage ratio	$135,745	10.86%	n/a	n/a	$50,008	4.00%	n/a	n/a	n/a
Bank
Common equity tier 1 capital ratio	$129,139	12.58%	$66,703	6.50%	$46,179	4.50%	1.25%	$59,006	5.750%
Tier 1 capital ratio	$129,139	12.58%	$82,096	8.00%	$61,572	6.00%	1.25%	$74,399	7.250%
Total capital ratio	$141,760	13.81%	$102,620	10.00%	$82,096	8.00%	1.25%	$94,923	9.250%
Tier 1 leverage ratio	$129,139	10.33%	$62,486	5.00%	$49,989	4.00%	n/a	n/a	n/a

At December 31, 2016:
Company
Common equity tier 1 capital ratio	$92,757	9.43%	n/a	n/a	$44,266	4.50%	0.625%	$50,414	5.125%
Tier 1 capital ratio	$102,496	10.42%	n/a	n/a	$59,021	6.00%	0.625%	$65,169	6.625%
Total capital ratio	$124,735	12.68%	n/a	n/a	$78,695	8.00%	0.625%	$84,843	8.625%
Tier 1 leverage ratio	$102,496	9.13%	n/a	n/a	$44,905	4.00%	n/a	n/a	n/a
Bank
Common equity tier 1 capital ratio	$121,098	12.31%	$63,962	6.50%	$44,281	4.50%	0.625%	$50,432	5.125%
Tier 1 capital ratio	$121,098	12.31%	$78,722	8.00%	$59,042	6.00%	0.625%	$65,192	6.625%
Total capital ratio	$133,337	13.55%	$98,403	10.00%	$78,722	8.00%	0.625%	$84,873	8.625%
Tier 1 leverage ratio	$121,098	10.80%	$56,043	5.00%	$44,835	4.00%	n/a	n/a	n/a

We currently hold $24.0 million from our May 2017 public offering. Historically, our principal source of cash has been dividends received from the Bank, which are subject to government regulation and limitations on the Bank’s ability to pay dividends. We also have trust preferred securities, senior debt and subordinated debt agreements have provisions that may impact our ability to pay dividends on our common stock to our common shareholders.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10% of the Bank’s Tier 1 and Tier 2 capital. There were no loans to affiliates during the three years ended December 31, 2017.

NOTE 21. DERIVATIVES

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

ASC 815-10, Derivatives and Hedging (“ASC 815”) requires companies to recognize all derivative instruments as assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with ASC 815, we designated our interest rate swaps as cash flow hedges of certain active and forecasted variable rate Federal Home Loan Bank of San Francisco advances. Changes in the fair value of the hedging instrument, except any ineffective portion, were recorded in accumulated other comprehensive income (loss) until earnings were impacted by the hedged instrument. No components of our hedging instruments were excluded from the assessment of hedge effectiveness in hedging exposure to variability in cash flows.

Classification of the gain or loss in the Consolidated Statements of Income upon release from accumulated other comprehensive income (loss) is the same as that of the underlying exposure. We discontinue the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate. When we discontinue hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value that were recorded in accumulated other comprehensive income (loss) are recognized immediately in earnings.

The following table summarizes the losses recorded during the years ended December 31, 2016 and 2015 and their locations within the Consolidated Statements of Income.

(Amounts in thousands)
Description	Consolidated Statement of Operations	2016	2015
Interest rate swap (1)	Interest on term debt	$396	$1,435
Forward starting interest rate swap - terminated (2)	Other noninterest expense	2,325	—
Total		$2,721	$1,435

(1) Losses represent tax effected amounts reclassified from accumulated other comprehensive income (loss) pertaining to net settlement recorded during the period on active interest rate swaps.
(2) Losses represent tax effected amounts reclassified from accumulated other comprehensive income (loss) pertaining to the terminated active and forward starting interest rate swaps.

The following table summarizes the losses on all derivative instruments (active and forward starting) designated as cash flow hedges recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the years ended December 31, 2016 and 2015.

(Amounts in thousands)	December 31,
Description	2016	2015
Interest rate swaps	$(1,601)	$(843)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 22. FAIR VALUES

The following table presents estimated fair values of our financial instruments as of December 31, 2017 and 2016, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

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

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2017	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$66,970	$66,970	$—	$—
Securities available-for-sale	$267,954	$—	$267,954	$—
Net loans	$869,620	$—	$—	$873,660
Federal Home Loan Bank of San Francisco stock	$4,536	$4,536	$—	$—
Financial liabilities
Deposits	$1,102,732	$—	$1,101,523	$—
Term Debt	$16,958	$—	$16,918	$—
Junior subordinated debenture	$10,310	$—	$10,206	$—

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2016	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$68,407	$68,407	$—	$—
Securities available-for-sale	$175,174	$—	$175,174	$—
Securities held-to-maturity	$31,187	$—	$31,374	$—
Net loans	$793,991	$—	$—	$797,144
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—
Financial liabilities
Deposits	$1,004,666	$—	$1,004,429	$—
Term Debt	$18,733	$—	$18,726	$—
Junior subordinated debenture	$10,310	$—	$9,077	$—

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value:

Cash and Cash Equivalents – The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents are a reasonable estimate of fair value. The carrying amount is a reasonable estimate of fair value because of the relatively short-term between the origination of the instrument and its expected realization. Therefore, we believe the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Term Debt – For variable rate term debt, the carrying value approximates fair value. The fair value of fixed rate term debt is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debt would be issued with similar credit ratings as ours and similar remaining maturities. At December 31, 2017, future cash flows were discounted at 7.29%. We measure the fair value of term debt using Level 2 inputs.

Junior subordinated debenture – The fair value of the junior subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At December 31, 2017, future cash flows were discounted at 3.34%. We measure the fair value of subordinated debentures using Level 2 inputs.

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

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities are recorded at fair value on a recurring basis. From time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans and certain other assets including OREO, core deposit intangibles or goodwill. These nonrecurring fair value adjustments involve the application of lower of cost or fair value accounting or write-downs of individual assets.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of December 31, 2017 and December 31, 2016.

(Amounts in thousands)	Fair Value at December 31, 2017
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$40,369	$—	$40,369	$—
Obligations of states and political subdivisions	78,844	—	78,844	—
Residential mortgage-backed securities and collateralized mortgage obligations	114,592	—	114,592	—
Corporate securities	4,992	—	4,992	—
Commercial mortgage-backed securities	26,641	—	26,641	—
Other investment securities (1)	2,516	—	2,516	—
Total assets measured at fair value	$267,954	$—	$267,954	$—

(1) Principally consists of asset backed securities and CRA qualified mutual fund investments.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands)	Fair Value at December 31, 2016
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$10,354	$—	$10,354	$—
Obligations of states and political subdivisions	59,428	—	59,428	—
Residential mortgage-backed securities and collateralized mortgage obligations	69,604	—	69,604	—
Corporate securities	16,116	—	16,116	—
Commercial mortgage-backed securities	15,514	—	15,514	—
Other investment securities (1)	4,158	—	4,158	—
Total assets measured at fair value	$175,174	$—	$175,174	$—

(1) Principally consists of asset backed securities and CRA qualified mutual fund investments.

Recurring Items

Investment Securities – The available-for-sale securities amount in the recurring fair value table above represents securities that have been adjusted to their fair values. For these securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other things. We have determined that the source of these fair values falls within Level 2 of the fair value hierarchy.

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2017 or 2016.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following three tables present information about our assets and liabilities at December 31, 2017 and December 31, 2016 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period.

The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at December 31, 2017
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$60	$—	$—	$60
Other real estate owned	35	—	—	35
Total assets measured at fair value	$95	$—	$—	$95

(Amounts in thousands)	Fair Value at December 31, 2016
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$1,587	$—	$—	$1,587
Other real estate owned	219	—	—	219
Total assets measured at fair value	$1,806	$—	$—	$1,806

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2017, 2016 and 2015 related to assets outstanding at December 31, 2017, 2016, and 2015.

(Amounts in thousands)	December 31,
Fair value adjustments	2017	2016	2015
Collateral dependent impaired loans	$20	$1,183	$476
Other real estate owned	38	77	197
Total	$58	$1,260	$673

For the year ended December 31, 2017 collateral dependent impaired loans with a carrying amount of $80 thousand were written down to their fair value of $60 thousand resulting in a $20 thousand adjustment to the ALLL.

For the year ended December 31, 2017, one property is included in the OREO balance with an aggregate carrying value of $73 thousand that was written down to fair value of $35 thousand, resulting in a $38 thousand adjustment to ALLL.

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

Limitations – Fair value estimates are made at a specific point in time, based on relevant market information and other information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time, our entire holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 23. INCOME TAXES

The following table presents components of income tax expense included in the Consolidated Statements of Income for each of the past three years.

(Amounts in thousands)	Current	Deferred	Total
Year ended December 31, 2017:
Federal	$2,005	$2,837	$4,842
State	1,474	(76)	1,398
Affordable housing partnership amortization	688	—	688
	$4,167	$2,761	$6,928
Year ended December 31, 2016:
Federal	$283	$409	$692
State	582	86	668
Affordable housing partnership amortization	598	—	598
	$1,463	$495	$1,958
Year ended December 31, 2015:
Federal	$1,183	$509	$1,692
State	981	75	1,056
Affordable housing partnership amortization	714	—	714
Total	$2,878	$584	$3,462

Our effective tax rate is derived from provision for income taxes divided by income before provision for income taxes. Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes.

The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2017, 2016, and 2015.

	2017	2016	2015
Income tax at the federal statutory rate	34.00%	34.00%	34.00%
Deferred tax asset write-down	17.45%	5.02%	—%
State franchise tax, net of federal tax benefit	6.46%	6.11%	5.79%
Amortization of affordable housing credit partnerships	4.82%	8.11%	5.91%
Officer life insurance	(2.50%)	(2.89%)	(1.81%)
Tax-exempt interest	(5.23%)	(10.85%)	(8.02%)
Affordable housing credits and benefits	(5.68%)	(11.69%)	(6.42%)
Other	(0.78%)	(0.68%)	(0.71%)
Effective Tax Rate	48.54%	27.13%	28.74%

For the year ended December 31, 2017, our income tax provision of $6.9 million on pre-tax income of $14.3 million was an effective tax rate of 48.5%. The income tax provision was composed of a $2.5 million write-down of our deferred tax assets and a $4.4 million tax provision on pre-tax net operating income of $14.3 million (30.8%). The $2.5 million write-down occurred when we revalued our deferred tax assets and liabilities to account for the future impact of lower corporate tax rates from a graduated rate of 35% to a flat rate of 21% resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset as of December 31, 2017 and 2016.

(Amounts in thousands)	2017	2016
Deferred tax assets:
Loan and lease loss reserves	$3,526	$4,751
Deferred compensation	2,365	3,285
State franchise taxes	291	260
Branch acquisition costs	274	366
Unrealized losses other comprehensive income	134	553
Non accrued interest	105	341
Federal tax credits	—	525
Other	484	1,093
Total deferred tax assets	7,179	11,174

Deferred tax liabilities:
Deferred loan origination costs	(619)	(904)
Unrealized gains other comprehensive income	—	(92)
Basis difference in fixed assets	—	(164)
Other	(55)	(472)
Total deferred tax liabilities	(674)	(1,632)

Net deferred tax asset	$6,505	$9,542

We have determined that we are not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $7.2 million and $11.2 million at December 31, 2017 and 2016, will be realized principally through future reversals of existing taxable temporary differences. We further believe that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through the reversal of future temporary taxable differences.

We have investments in Qualified Zone Academy Bonds (“QZAB”) of $4.7 million at December 31, 2017 and 2016 recorded in Other Assets in the Consolidated Balance Sheets. We also have investments in QZAB of $1.0 million at December 31, 2017 recorded in Securities available-for-sale in the Consolidated Balance Sheets. The investments provide funds for capital improvements at local schools and are repaid at maturity in 2031, 2033 and 2046. In exchange for the investment we receive a federal tax credit at a rate determined at the settlement of the investment by the US Treasury. We account for the benefit for these tax credit investments using the deferred cost reduction method.

For the years ended December 31, 2017 and 2016, we expect to carryforward a California capital loss in the amount of $53 thousand which will expire in 2020.

See Note 24 Qualified Affordable Housing Partnership Investments in these Notes to Consolidated Financial Statements, for further details on our affordable housing project investments.

In September of 2016, we filed amended federal and state tax returns for tax years 2011, 2012, 2013, and 2014. We recognized $41 thousand in other noninterest expense during the year ended December 31, 2017 as interest applied to our amended state tax returns.

Additionally, we have no unrecognized tax benefits at December 31, 2017 and 2016. We recognize interest accrued and penalties related to unrecognized tax benefits in other noninterest expense.

We file income tax returns in the U.S. federal jurisdiction, and the State of California. Income tax returns filed are subject to examination by the U.S. federal, state, and local income tax authorities. While no income tax returns are currently being examined, we are no longer subject to tax examination by tax authorities for years prior to fiscal year 2014 for federal tax returns and fiscal year 2013 for state and local tax returns.

In September of 2016, we filed amended federal and state tax returns for tax years 2011, 2012, 2013, and 2014. The amendments were filed to properly recognize tax events in years 2011 and 2013, that were improperly recognized in years 2011 through 2014. The IRS rejected the 2011 amended tax return citing the statute for assessment had expired. Accordingly, $988 thousand of taxes due to the taxing authorities pursuant to the 2011 amended federal tax return was returned to us. As of December 31, 2017 we continue to recognize 100% of the tax liability relating to our 2011 amended federal tax return because we believe it is more likely than not, our tax position would be sustained upon reexamination by the IRS or through the litigation process. We do not expect to reconsider or reverse our tax position until the statute of limitations expires on the 2014 amended federal tax return in September of 2018, and until we believe it is more likely than not that the taxes due cannot be recouped.  If we reverse our tax position, we will recognize the $988 thousand in our provision for income taxes and our effective tax rate will be reduced.

The following table presents our uncertain tax position at December 31, 2017 and 2016.

(Amounts in thousands)	2017	2016
Balance, beginning of period	$988	$—
Additions for tax positions related to prior years	—	988
balance, end of period	$988	$988

NOTE 24. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

Our investments in Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”) and deductible operating losses totaled $3.5 million at December 31, 2017. These investments are recorded in Other Assets with a corresponding funding obligation of $361 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. We have invested in four separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18-year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 3% and 6%. over the life of the investment. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2017 and December 31, 2016. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the years ended December 31, 2017 and 2016.

	At December 31, 2017			For the year ended December 31, 2017
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,182	$20	$224	$179	$45
WNC Institutional Tax Credit Fund 38, L.P.	1,000	589	—	139	108	31
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,476	341	271	237	34
California Affordable Housing Fund	2,454	282	—	176	164	12
Total	$7,954	$3,529	$361	$810	$688	$122

	At December 31, 2016			For the year ended December 31, 2016
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,361	$45	$237	$192	$45
WNC Institutional Tax Credit Fund 38, L.P.	1,000	698	73	143	100	43
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,713	367	266	106	160
California Affordable Housing Fund	2,454	445	—	205	200	5
Total	$7,954	$4,217	$485	$851	$598	$253

The following table presents our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the years ended December 31, 2017, 2016 and 2015.

	For the Years Ended December 31,
	2017		2016		2015
(Amounts in thousands)	Generated	Tax Benefits from	Generated	Tax Benefits from	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$176	$48	$184	$53	$168	$62
WNC Institutional Tax Credit Fund 38, L.P.	113	26	107	36	93	27
Merritt Community Capital Corporation Fund XV, L.P.	215	56	206	60	214	58
California Affordable Housing Fund	126	50	158	47	158	43
Total	$630	$180	$655	$196	633	$190

The tax credits and benefits were partially offset by the amortization of the principal investment balances of $688 thousand, $598 thousand and $712 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table reflects the anticipated net income tax benefit at December 31, 2017, that is expected to be recognized over the remaining life of the investments and has been updated to reflect the change in tax rate in the Tax Cuts and Jobs Act enacted on December 22, 2017.

(Amounts in thousands)	Raymond James		Merritt Community	California
Qualified Affordable Housing Partnerships:	California Housing	WNC Institutional	Capital	Affordable	Total
Anticipated income tax benefit, net less	Opportunities	Tax Credit	Corporation	Housing	Income Tax
amortization of investments	Fund II	Fund 38, L.P.	Fund XV, L.P	Fund	Benefit, Net
2018	$23	$21	$3	$(17)	$30
2019	23	17	4	(14)	30
2020	22	17	4	(14)	29
2021	23	16	3	(14)	28
2022 and thereafter	61	42	9	(43)	69
Total	$152	$113	$23	$(102)	$186

NOTE 25. BRANCH ACQUISITION

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

		Fair Value and
	As Recorded by	Other Merger
	Bank of	Related	As Recorded by
(Amounts in thousands)	America	Adjustments	the Company
Consideration paid:
Cash paid			$6,656
Total consideration			$6,656

Assets acquired:
Cash and cash equivalents	$149,067	$—	$149,067

Premises and equipment, net	1,835	2,355	4,190

Other assets	201	—	201
Core deposit intangible	—	1,772	1,772
Total assets acquired	$151,103	$4,127	$155,230

Liabilities assumed:
Deposits	$149,047	$—	$149,047

Other liabilities	20	172	192
Total liabilities assumed	$149,067	$172	$149,239
Net identifiable assets acquired over liabilities assumed	$2,036	$3,955	$5,991
Goodwill			$665

NOTE 26. EARNINGS PER COMMON SHARE

The following table presents a computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015.

(Amounts in thousands, except per share information)
Earnings Per Share	2017	2016	2015
Numerators:
Net income	$7,344	$5,259	$8,586
Less:
Preferred stock extinguishment costs	—	—	102
Preferred stock dividends	—	—	189
Net income available to common shareholders	$7,344	$5,259	$8,295
Denominators:
Weighted average number of common shares outstanding - basic (1)	15,207	13,367	13,331
Effect of potentially dilutive common shares (2)	103	58	34
Weighted average number of common shares outstanding - diluted	15,310	13,425	13,365
Earnings per common share:
Basic	$0.48	$0.39	$0.62
Diluted	$0.48	$0.39	$0.62
Anti-dilutive options not included in earnings per share calculation	—	45	121
Anti-dilutive restricted shares not included in diluted earnings per share calculation	7	—	41
(1) Excludes unvested restricted shares because they do not have dividend or voting rights.
(2) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 27. RELATED PARTY TRANSACTIONS

Some of the directors and executive officers (and their associated or affiliated companies) were customers of and had banking transactions with us in the ordinary course of our business and we expect to have such transactions in the future. All deposits, loans and commitments to fund loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2017 and 2016.

(Amounts in thousands)	2017	2016
Balance at beginning of year	$13,424	$13,707
Advances on existing lines of credit	29,166	24,447
Principal repayments	(29,360)	(24,730)
Balance at end of year	$13,230	$13,424

At December 31, 2017 and 2016, deposits of related parties amounted to $6.7 million and $6.0 million, respectively. As of December 31, 2017 and 2016, there were no related party loans which were past due or adversely classified. At December 31, 2017 and 2016 there was $12.4 million, and $8.8 million, respectively, in outstanding loan commitments to related parties. In our opinion, these transactions did not involve more than a normal risk of collectability or present other unfavorable terms.

NOTE 28. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

Year ended December 31,

(Amounts in thousands)	2017	2016
Assets:
Cash	$23,984	$493
Investment in:
Redding Bank of Commerce	130,658	122,707
Bank of Commerce Mortgage	(64)	(64)
Bank of Commerce Holdings Trust II	310	310
Other assets	169	124
Total Assets	$155,057	$123,570

Liabilities and shareholders' equity:
Term debt:
Senior debt, net	$7,090	$8,904
Subordinated debt, net	9,868	9,829
Junior subordinated debentures	10,310	10,310
Other liabilities	525	421
Total liabilities	27,793	29,464
Shareholders’ equity	127,264	94,106
Total liabilities and shareholders’ equity	$155,057	$123,570

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Income

Year Ended December 31,

(Amounts in thousands)	2017	2016	2015
Income:
Other income	$9	$7	$6
Dividends from subsidiaries	2,200	4,200	2,850
Total income	2,209	4,207	2,856
Expenses:
Management fees paid to subsidiaries	278	259	229
Interest expense	1,452	1,409	267
Noninterest expense	474	345	337
Total expenses	2,204	2,013	833

Income before income taxes and equity in undistributed net income of subsidiaries	5	2,194	2,023
Income tax expense	1	1	1
Income before equity in undistributed net income of subsidiaries	4	2,193	2,022
Equity in undistributed net income of subsidiaries	7,340	3,066	6,564
Net income	$7,344	$5,259	$8,586
Less: Preferred stock extinguishment costs	—	—	102
Less: Preferred dividends	—	—	189
Income available to common shareholders	$7,344	$5,259	$8,295

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

Year Ended December 31,

(Amounts in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$7,344	$5,259	$8,586
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation associated with stock options	—	—	1
Equity in undistributed net income of subsidiaries	(7,340)	(3,066)	(6,564)
Amortization of debt issuance costs	44	40	—
Provision for depreciation and amortization	6	—	—
Decrease in other assets	32	6	371
Increase (decrease) in other liabilities	59	(137)	229
Net cash provided by operating activities	145	2,102	2,623

Cash flows from investing activities:
Purchases of premises and equipment	(82)	—	—
Net cash (used) by investing activities	(82)	—	—

Cash flows from financing activities:
Advances on term debt	—	—	20,000
Repayment of term debt	(1,819)	(1,001)	(83)
Debt issuance costs paid	—	—	(223)
Redemption of preferred stock	—	—	(20,000)
Preferred stock extinguishment costs	—	—	(33)
Cash dividends paid on preferred stock	—	—	(189)
Cash dividends paid on common stock	(1,776)	(1,603)	(1,601)
Proceeds from stock options exercised	245	10	156
Net proceeds from issuance of common stock	26,778	—	—
Net cash provided by (used in) financing activities	23,428	(2,594)	(1,973)
Net increase (decrease) in cash and cash equivalents	23,491	(492)	650
Cash and cash equivalents at the beginning of year	493	985	335
Cash and cash equivalents at the end of year	$23,984	$493	$985

Supplemental disclosures of non cash financing activities:
Stock compensation grants	$41	$—	$—
Common stock issued under employee plans	$—	$84	$36

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 29. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present the summary of results for the eight quarters ended December 31, 2017.

2017

	March 31,	June 30,	September 30,	December 31,	Four
(Amounts in thousands, except for share information)	2017	2017	2017	2017	Quarters
Net interest income	$9,734	$10,175	$10,584	$10,869	$41,362
Provision for loan and lease losses	200	300	—	450	950
Noninterest income	1,471	995	1,076	1,282	4,824
Noninterest expense	7,990	7,726	7,357	7,891	30,964
Income before provision for income tax	3,015	3,144	4,303	3,810	14,272
Provision for income tax	763	935	1,427	3,803	6,928
Income available to common shareholders	$2,252	$2,209	$2,876	$7	$7,344
Earnings per share - basic	$0.17	$0.15	$0.18	$—	$0.48
Weighted average shares - basic	13,416	15,014	16,191	16,195	15,207
Earnings per share - diluted	$0.17	$0.15	$0.18	$—	$0.48
Weighted average shares - diluted	13,521	15,113	16,288	16,306	15,310

2016

	March 31,	June 30,	September 30,	December 31,	Four
(Amounts in thousands, except for share information)	2016	2016	2016	2016	Quarters
Net interest income	$8,304	$9,217	$9,276	$9,434	$36,231
Provision for loan and lease losses	—	—	—	—	—
Noninterest income	824	412	990	1,260	3,486
Noninterest expense	9,876	7,643	7,156	7,825	32,500
(Loss) income before provision for income tax	(748)	1,986	3,110	2,869	7,217
Provision for income tax	212	430	744	572	1,958
(Loss) income available to common shareholders	$(960)	$1,556	$2,366	$2,297	$5,259
(Loss) earnings per share - basic	$(0.07)	$0.11	$0.18	$0.17	$0.39
Weighted average shares - basic	13,360	13,367	13,369	13,370	13,367
(Loss) earnings per share - diluted	$(0.07)	$0.11	$0.18	$0.17	$0.39
Weighted average shares - diluted	13,403	13,425	13,439	13,476	13,425

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2017, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2017 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9b - Other Information

None to report.

Part III

Item 10 - Directors, Executive Officers And Corporate Governance

The response to this item is incorporated by reference to Bank of Commerce Holdings Proxy Statement for the 2018 Annual Meeting of shareholders (the “Proxy Statement”) under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Voting Securities and Ownership of Certain Beneficial Holders”, “Certain Relationships and Related Transactions and Director Independence”, and “Committees of the Board of Directors”.

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

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation	10-Q	000-25135	3.1	8/5/2016
3.2	Amended and Restated Bylaws	8-K	000-25135	3.1	5/21/2015
4.1	Promissory Note between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	4.1	12/14/2015
4.2	Form of 6.875% Fixed to Floating Rate Subordinated Note due December 10, 2025	8-K	000-25135	4.2	12/14/2015
10.1*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998
10.2*	Form of Deferred Compensation Agreement used in connection with 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998
10.3*	Amendments to the 1993 Deferred Compensation Plan	10-K	000-25135	10.8	3/11/2014
10.4*	Amended and Restated 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”)	DEF 14A	000-25135	Appendix A	3/9/2012
10.5*	Form of Stock Option Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.7	3/8/2016
10.6*	Form of Notice of Exercise of Stock Option used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.8	3/8/2016
10.7*	Form of Restricted Stock Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.9	3/8/2016
10.8*	Form of Stock Grant Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.10	3/8/2016
10.9*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013	10-K	000-25135	10.10	3/11/2014
10.10*	Amended and Restated Salary Continuation Agreement with Samuel D. Jimenez, dated December 17, 2013	10-K	000-25135	10.12	3/11/2014
10.11*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014	10-K	000-25135	10.18	3/11/2014
10.12*	Amended and Restated 2013 Directors Deferred Compensation Plan and Participant Election Form					X
10.13	Loan Agreement by and between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.1	12/14/2015
10.14	Pledge and Security Agreement between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.2	12/14/2015

10.15	Subordinated Note Purchase Agreement between Bank of Commerce Holdings and The Purchasers named Herein, dated December 10, 2015	8-K	000-25135	10.3	12/14/2015
10.16*	Amended and Restated Employment Agreement with Randall S. Eslick dated February 21, 2017.	10-K	000-25135	10.20	3/15/2017
10.17*	Amended and Restated Employment Agreement with James A. Sundquist dated February 21, 2017.	10-K	000-25135	10.21	3/15/2017
10.18*	Amended and Restated Employment Agreement with Samuel D. Jimenez dated February 21, 2017.	10-K	000-25135	10.22	3/15/2017
10.19*	Amended and Restated Employment Agreement with Robert H. Muttera dated February 21, 2017.	10-K	000-25135	10.23	3/15/2017
14	Code of Ethics for Senior Financial Officers	8-K	000-25135	14.1	5/21/2015
21.1	Subsidiaries of the Company					X
23.1	Consent of Moss Adams LLP					X
24	Power of Attorney (included on signature page to this report)					X
31.1	Certification of Randall S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of James A. Sundquist pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification pursuant to Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Executive Contract, Compensatory Plan or Arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2018.

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

Name	Title	Date

/s/ Randall S. Eslick	President and Chief Executive Officer	March 9, 2018

/s/ James A. Sundquist	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2018

/s/ Lyle L. Tullis	Chairman of the Board	March 9, 2018

/s/ David H. Scott	Director	March 9, 2018

/s/ Jon W. Halfhide	Director	March 9, 2018

/s/ Orin N. Bennett	Director	March 9, 2018

/s/ Gary R. Burks	Director	March 9, 2018

/s/ Joseph Q. Gibson	Director	March 9, 2018

/s/ Terence J. Street	Director	March 9, 2018

/s/ Linda J. Miles	Director	March 9, 2018

/s/ Karl L. Silberstein	Director	March 9, 2018

Exhibit Index

(Material Contracts Listed as 10.1 - 10.19)

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation	10-Q	000-25135	3.1	8/5/2016
3.2	Amended and Restated Bylaws	8-K	000-25135	3.1	5/21/2015
4.1	Promissory Note between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	4.1	12/14/2015
4.2	Form of 6.875% Fixed to Floating Rate Subordinated Note due December 10, 2025	8-K	000-25135	4.2	12/14/2015
10.1*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998
10.2*	Form of Deferred Compensation Agreement used in connection with 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998
10.3*	Amendments to the 1993 Deferred Compensation Plan	10-K	000-25135	10.8	3/11/2014
10.4*	Amended and Restated 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”)	DEF 14A	000-25135	Appendix A	3/9/2012
10.5*	Form of Stock Option Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.7	3/8/2016
10.6*	Form of Notice of Exercise of Stock Option used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.8	3/8/2016
10.7*	Form of Restricted Stock Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.9	3/8/2016
10.8*	Form of Stock Grant Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.10	3/8/2016
10.9*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013	10-K	000-25135	10.10	3/11/2014
10.10*	Amended and Restated Salary Continuation Agreement with Samuel D. Jimenez, dated December 17, 2013	10-K	000-25135	10.12	3/11/2014
10.11*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014	10-K	000-25135	10.18	3/11/2014
10.12*	Amended and Restated 2013 Directors Deferred Compensation Plan and Participant Election Form					X
10.13	Loan Agreement by and between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.1	12/14/2015
10.14	Pledge and Security Agreement between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.2	12/14/2015
10.15	Subordinated Note Purchase Agreement between Bank of Commerce Holdings and The Purchasers named Herein, dated December 10, 2015	8-K	000-25135	10.3	12/14/2015
10.16*	Amended and Restated Employment Agreement with Randall S. Eslick dated February 21, 2017.	10-K	000-25135	10.20	3/15/2017

10.17*	Amended and Restated Employment Agreement with James A. Sundquist dated February 21, 2017.	10-K	000-25135	10.21	3/15/2017
10.18*	Amended and Restated Employment Agreement with Samuel D. Jimenez dated February 21, 2017.	10-K	000-25135	10.22	3/15/2017
10.19*	Amended and Restated Employment Agreement with Robert H. Muttera dated February 21, 2017.	10-K	000-25135	10.23	3/15/2017
14	Code of Ethics for Senior Financial Officers	8-K	000-25135	14.1	5/21/2015
21.1	Subsidiaries of the Company					X
23.1	Consent of Moss Adams LLP					X
24	Power of Attorney (included on signature page to this report)					X
31.1	Certification of Randall S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of James A. Sundquist pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification pursuant to Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Executive Contract, Compensatory Plan or Arrangement