Form 10-K/A
period 2017-12-31
Bank of Commerce Holdings
filed 2018-03-27
CIK 702513

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

Bank of Commerce Holdings Form 10-K

Explanatory Note

Bank of Commerce Holdings and subsidiaries (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed on March 9, 2018 (the “Original 10-K”) to correct typographical errors found in the Original 10-K. Specifically, the Report of Independent Registered Public Accounting Firm included incorrect information in the report title. The Company is also correcting an incorrect hyperlink in the exhibits listed in Item 15 - Exhibits and Financial Statement Schedules.

This Amendment No. 1 amends the title for the Report of Independent Registered Public Accounting Firm and a hyperlink in Item 15, Exhibit 10.4, as well as the inclusion of a new consent of Moss Adams LLP and currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, no changes have been made to the Original 10-K and this Amendment No. 1 does not modify, amend, or update in any way any of the financial or other information presented in the Original 10-K. This Amendment No. 1 should be read in conjunction with the Original 10-K.

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

We operate nine full service offices and consider northern California to be our major market. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. The services offered by the Bank include those traditionally offered by banks of similar size and character in California. Our principal deposit products include the following types of accounts; checking, interest-bearing checking, savings, money market deposits and certificates of deposit. We also offer sweep arrangements, commercial loans, construction loans, consumer loans, safe deposit boxes, collection services and electronic banking services. The primary focus of the Bank is to provide banking services to the communities in our major market area, including Small Business Administration loans and payroll processing. The Bank does not offer trust services or international banking services. Our customers are mostly retail customers and small to medium sized businesses.

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

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include amounts due from correspondent banks including interest-bearing deposits in correspondent banks and the Federal Reserve Bank.

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

NOTE 24. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

Our investments in Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”) and deductible operating losses totaled $3.5 million at December 31, 2017. These investments are recorded in Other Assets with a corresponding funding obligation of $361 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. We have invested in four separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18-year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 3% and 6% over the life of the investment. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 29. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present the summary of results for the eight quarters ended December 31, 2017.

2017

	March 31,	June 30,	September 30,	December 31,	Four
(Amounts in thousands, except for share information)	2017	2017	2017	2017	Quarters
Net interest income	$9,734	$10,175	$10,584	$10,869	$41,362
Provision for loan and lease losses	200	300	—	450	950
Noninterest income	1,471	995	1,076	1,282	4,824
Noninterest expense	7,990	7,726	7,357	7,891	30,964
Income before provision for income tax	3,015	3,144	4,303	3,810	14,272
Provision for income tax	763	935	1,427	3,803	6,928
Income available to common shareholders	$2,252	$2,209	$2,876	$7	$7,344
Earnings per share - basic	$0.17	$0.15	$0.18	$—	$0.48
Weighted average shares - basic	13,416	15,014	16,191	16,195	15,207
Earnings per share - diluted	$0.17	$0.15	$0.18	$—	$0.48
Weighted average shares - diluted	13,521	15,113	16,288	16,306	15,310

2016

	March 31,	June 30,	September 30,	December 31,	Four
(Amounts in thousands, except for share information)	2016	2016	2016	2016	Quarters
Net interest income	$8,304	$9,217	$9,276	$9,434	$36,231
Provision for loan and lease losses	—	—	—	—	—
Noninterest income	824	412	990	1,260	3,486
Noninterest expense	9,876	7,643	7,156	7,825	32,500
(Loss) income before provision for income tax	(748)	1,986	3,110	2,869	7,217
Provision for income tax	212	430	744	572	1,958
(Loss) income available to common shareholders	$(960)	$1,556	$2,366	$2,297	$5,259
(Loss) earnings per share - basic	$(0.07)	$0.11	$0.18	$0.17	$0.39
Weighted average shares - basic	13,360	13,367	13,369	13,370	13,367
(Loss) earnings per share - diluted	$(0.07)	$0.11	$0.18	$0.17	$0.39
Weighted average shares - diluted	13,403	13,425	13,439	13,476	13,425

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation	10-Q	000-25135	3.1	8/5/2016
3.2	Amended and Restated Bylaws	8-K	000-25135	3.1	5/21/2015
4.1	Promissory Note between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	4.1	12/14/2015
4.2	Form of 6.875% Fixed to Floating Rate Subordinated Note due December 10, 2025	8-K	000-25135	4.2	12/14/2015
10.1*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998
10.2*	Form of Deferred Compensation Agreement used in connection with 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998
10.3*	Amendments to the 1993 Deferred Compensation Plan	10-K	000-25135	10.8	3/11/2014
10.4*	Amended and Restated 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”)	DEF 14A	000-25135	Appendix A	3/9/2012
10.5*	Form of Stock Option Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.7	3/8/2016
10.6*	Form of Notice of Exercise of Stock Option used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.8	3/8/2016
10.7*	Form of Restricted Stock Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.9	3/8/2016
10.8*	Form of Stock Grant Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.10	3/8/2016
10.9*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013	10-K	000-25135	10.10	3/11/2014
10.10*	Amended and Restated Salary Continuation Agreement with Samuel D. Jimenez, dated December 17, 2013	10-K	000-25135	10.12	3/11/2014
10.11*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014	10-K	000-25135	10.18	3/11/2014
10.12*	Amended and Restated 2013 Directors Deferred Compensation Plan and Participant Election Form	10-K	000-25135	10.12	3/9/2018
10.13	Loan Agreement by and between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.1	12/14/2015
10.14	Pledge and Security Agreement between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.2	12/14/2015

10.15	Subordinated Note Purchase Agreement between Bank of Commerce Holdings and The Purchasers named Herein, dated December 10, 2015	8-K	000-25135	10.3	12/14/2015
10.16*	Amended and Restated Employment Agreement with Randall S. Eslick dated February 21, 2017.	10-K	000-25135	10.20	3/15/2017
10.17*	Amended and Restated Employment Agreement with James A. Sundquist dated February 21, 2017.	10-K	000-25135	10.21	3/15/2017
10.18*	Amended and Restated Employment Agreement with Samuel D. Jimenez dated February 21, 2017.	10-K	000-25135	10.22	3/15/2017
10.19*	Amended and Restated Employment Agreement with Robert H. Muttera dated February 21, 2017.	10-K	000-25135	10.23	3/15/2017
14	Code of Ethics for Senior Financial Officers	8-K	000-25135	14.1	5/21/2015
21.1	Subsidiaries of the Company	10-K	000-25135	21.1	3/9/2018
23.1	Consent of Moss Adams LLP					X
24	Power of Attorney (included on signature page to this report)	10-K	000-25135	24	3/9/2018
31.1	Certification of Randall S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of James A. Sundquist pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification pursuant to Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Executive Contract, Compensatory Plan or Arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2018.

BANK OF COMMERCE HOLDINGS

By	/s/ Randall S. Eslick
Randall S. Eslick
President, Chief Executive Officer and Director of Redding Bank of Commerce and Bank of Commerce Holdings

Exhibit Index

(Material Contracts Listed as 10.1 - 10.19)

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation	10-Q	000-25135	3.1	8/5/2016
3.2	Amended and Restated Bylaws	8-K	000-25135	3.1	5/21/2015
4.1	Promissory Note between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	4.1	12/14/2015
4.2	Form of 6.875% Fixed to Floating Rate Subordinated Note due December 10, 2025	8-K	000-25135	4.2	12/14/2015
10.1*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998
10.2*	Form of Deferred Compensation Agreement used in connection with 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998
10.3*	Amendments to the 1993 Deferred Compensation Plan	10-K	000-25135	10.8	3/11/2014
10.4*	Amended and Restated 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”)	DEF 14A	000-25135	Appendix A	3/9/2012
10.5*	Form of Stock Option Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.7	3/8/2016
10.6*	Form of Notice of Exercise of Stock Option used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.8	3/8/2016
10.7*	Form of Restricted Stock Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.9	3/8/2016
10.8*	Form of Stock Grant Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.10	3/8/2016
10.9*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013	10-K	000-25135	10.10	3/11/2014
10.10*	Amended and Restated Salary Continuation Agreement with Samuel D. Jimenez, dated December 17, 2013	10-K	000-25135	10.12	3/11/2014
10.11*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014	10-K	000-25135	10.18	3/11/2014
10.12*	Amended and Restated 2013 Directors Deferred Compensation Plan and Participant Election Form	10-K	000-25135	10.12	3/9/2018
10.13	Loan Agreement by and between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.1	12/14/2015
10.14	Pledge and Security Agreement between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.2	12/14/2015
10.15	Subordinated Note Purchase Agreement between Bank of Commerce Holdings and The Purchasers named Herein, dated December 10, 2015	8-K	000-25135	10.3	12/14/2015
10.16*	Amended and Restated Employment Agreement with Randall S. Eslick dated February 21, 2017.	10-K	000-25135	10.20	3/15/2017

10.17*	Amended and Restated Employment Agreement with James A. Sundquist dated February 21, 2017.	10-K	000-25135	10.21	3/15/2017
10.18*	Amended and Restated Employment Agreement with Samuel D. Jimenez dated February 21, 2017.	10-K	000-25135	10.22	3/15/2017
10.19*	Amended and Restated Employment Agreement with Robert H. Muttera dated February 21, 2017.	10-K	000-25135	10.23	3/15/2017
14	Code of Ethics for Senior Financial Officers	8-K	000-25135	14.1	5/21/2015
21.1	Subsidiaries of the Company	10-K	000-25135	21.1	3/9/2018
23.1	Consent of Moss Adams LLP					X
24	Power of Attorney (included on signature page to this report)	10-K	000-25135	24	3/9/2018
31.1	Certification of Randall S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of James A. Sundquist pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification pursuant to Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Executive Contract, Compensatory Plan or Arrangement