Form 10-Q
period 2018-03-31
Bank of Commerce Holdings
filed 2018-05-04
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of April 23, 2018: 16,315,402

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

March 31, 2018 and December 31, 2017

	March 31,	December 31,
(Amounts in thousands, except share information)	2018	2017
Assets:
Cash and due from banks	$16,247	$17,979
Interest-bearing deposits in other banks	17,376	48,991
Total cash and cash equivalents	33,623	66,970

Securities available-for-sale, at fair value	255,917	267,954

Loans, net of deferred fees and costs	902,133	881,545
Allowance for loan and lease losses	(12,295)	(11,925)
Net loans	889,838	869,620

Premises and equipment, net	14,214	14,748
Other real estate owned	60	35
Life insurance	22,027	21,898
Deferred tax asset, net	7,523	6,505
Goodwill and core deposit intangible, net	1,975	2,030
Other assets	20,398	19,661
Total assets	$1,245,575	$1,269,421

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$301,981	$305,650
Demand - interest-bearing	462,551	496,990
Savings	107,986	110,837
Certificates of deposit	176,233	189,255
Total deposits	1,048,751	1,102,732

Term debt:
Federal Home Loan Bank of San Francisco borrowings	30,000	—
Other borrowings	16,196	17,096
Less unamortized debt issuance costs	(127)	(138)
Net term debt	46,069	16,958

Junior subordinated debentures	10,310	10,310
Other liabilities	12,723	12,157
Total liabilities	1,117,853	1,142,157

Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: issued and outstanding - 16,315,402 as of March 31, 2018 and 16,271,563 as of December 31, 2017	51,959	51,830
Retained earnings	78,507	75,700
Accumulated other comprehensive loss, net of tax	(2,744)	(266)
Total shareholders' equity	127,722	127,264
Total liabilities and shareholders' equity	$1,245,575	$1,269,421

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

For the three months ended March 31, 2018 and 2017

	For the Three Months Ended
	March 31,
(Amounts in thousands, except per share information)	2018	2017
Interest income:
Interest and fees on loans	$10,729	$9,384
Interest on taxable securities	1,209	789
Interest on tax-exempt securities	463	530
Interest on interest-bearing deposits in other banks	129	114
Total interest income	12,530	10,817
Interest expense:
Interest on demand deposits	221	148
Interest on savings deposits	59	47
Interest on certificates of deposit	495	529
Interest on Federal Home Loan Bank of San Francisco borrowings	47	—
Interest other borrowings	281	293
Interest on junior subordinated debentures	82	66
Total interest expense	1,185	1,083
Net interest income	11,345	9,734
Provision for loan and lease losses	—	200
Net interest income after provision for loan and lease losses	11,345	9,534
Noninterest income:
Service charges on deposit accounts	176	127
ATM and point of sale fees	266	266
Fees on payroll and benefit processing	169	191
Life insurance	129	646
Gain on sale of investment securities, net	36	66
Federal Home Loan Bank of San Francisco dividends	80	103
Gain (loss) on sale of OREO	16	(71)
Other income	110	143
Total noninterest income	982	1,471
Noninterest expense:
Salaries and related benefits	4,855	4,858
Premises and equipment	1,071	1,048
Federal Deposit Insurance Corporation insurance premium	96	48
Data processing fees	432	406
Professional service fees	345	384
Telecommunications	216	211
Other expenses	1,018	1,035
Total noninterest expense	8,033	7,990
Income before provision for income taxes	4,294	3,015
Provision for income taxes	1,053	763
Net income	$3,241	$2,252

Earnings per share - basic	$0.20	$0.17
Weighted average shares - basic	16,225	13,416
Earnings per share - diluted	$0.20	$0.17
Weighted average shares - diluted	16,310	13,521

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2018 and 2017

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2018	2017
Net income	$3,241	$2,252

Available-for-sale securities:
Unrealized (losses) gains arising during the period	(3,407)	518
Income taxes	1,007	(213)
Change in unrealized (losses) gains, net of tax	(2,400)	305

Reclassification adjustment for realized gains included in net income	(36)	(66)
Income taxes	10	27
Realized gains, net of tax	(26)	(39)

Net (decrease) increase in unrealized gains on available-for-sale securities	(2,426)	266

Held-to-maturity securities:
Amortization of held-to-maturity fair value adjustment	—	(17)
Income taxes	—	7
Net change in fair value adjustment on held-to-maturity securities	—	(10)

Other comprehensive (loss) income	(2,426)	256
Comprehensive income – Bank of Commerce Holdings	$815	$2,508

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2017 and three months ended March 31, 2018 (Unaudited)

				Accumulated
				Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss) Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2017	13,373	$24,547	$70,218	$(659)	$94,106
Net income	—	—	7,344	—	7,344
Other comprehensive income, net of tax	—	—	—	393	393
Comprehensive income	—	—	—	—	7,737
Dividend on common stock ($0.12 per share)	—	—	(1,862)	—	(1,862)
Stock issued pursuant to public offering, net of underwriting discounts and expenses of $1.7 million	2,738	26,778	—	—	26,778
Stock compensation grants	4	41	—	—	41
Common stock issued under employee plans	30	—	—	—	—
Stock options exercised	52	245	—	—	245
Compensation expense associated with stock options	—	23	—	—	23
Compensation expense associated with restricted stock, net of cash paid when directly withholding shares for tax-withholding purposes	—	196	—	—	196
Balance at December 31, 2017 (1)	16,197	$51,830	$75,700	$(266)	$127,264
(1) Excludes 74 unvested restricted shares

				Accumulated
				Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2018	16,197	$51,830	$75,700	$(266)	$127,264
Net income	—	—	3,241	—	3,241
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	52	(52)	—
Other comprehensive loss, net of tax	—	—	—	(2,426)	(2,426)
Comprehensive income	—	—	—	—	815
Dividend on common stock ($0.03 per share)	—	—	(486)	—	(486)
Stock compensation grants	4	45	—	—	45
Common stock issued under employee plans	21	—	—	—	—
Stock options exercised	19	113	—	—	113
Compensation expense associated with stock options	—	3	—	—	3
Compensation expense associated with restricted stock, net of cash paid when directly withholding shares for tax-withholding purposes	—	(32)	—	—	(32)
Balance at March 31, 2018 (1)	16,241	$51,959	$78,507	$(2,744)	$127,722
(1) Excludes 74 unvested restricted shares

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2018 and March 31, 2017

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2018	2017
Cash flows from operating activities:
Net income	$3,241	$2,252
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	200
Provision for depreciation and amortization	506	529
Amortization of core deposit intangible	55	56
Amortization of debt issuance costs	11	11
Compensation expense associated with stock options	3	5
Compensation expense associated with restricted stock	71	65
Tax benefits from vesting of restricted stock	(31)	—
Net gain on sale or call of securities	(36)	(66)
Amortization of investment premiums and accretion of discounts, net	511	471
Amortization of held-to-maturity fair value adjustments	—	(17)
(Gain) on disposal of fixed assets	(5)	—
(Gain) loss on sale of OREO	(16)	71
Increase in cash surrender value of life insurance	(129)	(144)
Life insurance death benefit	—	(502)
(Decrease) increase in deferred compensation and salary continuation plans	(1)	18
Increase in deferred loan fees and costs	(3)	(122)
Decrease in other assets	488	1,233
Increase (decrease) in other liabilities	682	(164)
Net cash provided by operating activities	5,347	3,896

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	7,910	4,317
Proceeds from sale of available-for-sale securities	19,398	13,927
Purchases of available-for-sale securities	(20,334)	(24,623)
Investment in qualified affordable housing partnerships	(31)	(7)
Loan originations, net of principal repayments	(23,136)	(7,837)
Net repayment on loan pools	2,861	1,630
Purchase of premises and equipment	(48)	(206)
Proceeds from the sale of other real estate owned	51	—
Proceeds from life insurance policy	—	2,249
Net cash used in investing activities	(13,329)	(10,550)

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2018	2017
Cash flows from financing activities:
Net (decrease) increase in demand deposits and savings accounts	$(40,959)	$1,658
Net decrease in certificates of deposit	(13,022)	(1,834)
Advances on term debt	70,000	—
Repayment of term debt	(40,900)	(250)
Proceeds from stock options exercised	113	218
Cash paid when directly withholding shares for tax-withholding purposes	(111)	(85)
Cash dividends paid on common stock	(486)	(401)
Net cash used in financing activities	(25,365)	(694)

Net decrease in cash and cash equivalents	(33,347)	(7,348)
Cash and cash equivalents at beginning of year	66,970	68,407
Cash and cash equivalents at end of period	$33,623	$61,059

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the three months ended March 31, 2018 and March 31, 2017

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2018	2017
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Interest	$1,043	$924
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$60	$121

Unrealized (loss) gain on investment securities available-for-sale	$(3,443)	$452
Changes in net deferred tax asset related to changes in unrealized loss (gain) on investment securities available-for-sale	1,017	(186)
Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities available-for-sale	$(2,426)	$266

Accretion of held-to-maturity investment securities from other comprehensive income to interest income	$—	$(17)
Changes in deferred tax related to accretion of held-to-maturity investment securities	—	7
Changes in accumulated other comprehensive income due to accretion of held-to-maturity investment securities	$—	$(10)

Reclassification of accumulated other comprehensive income due to tax rate change	$52	$—

Supplemental disclosures of non cash financing activities:
Stock issued under employee plans	$45	$42
Cash dividend declared on common shares and payable after period-end	$486	$404

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a bank holding company (“BHC”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce) and for Bank of Commerce Mortgage (inactive). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 are derived from the unaudited interim consolidated financial statements and audited consolidated financial statements and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking and securities industries. In preparing such consolidated financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the Balance Sheets and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the valuation of investments and impairments of securities, the determination of the allowance for loan and lease losses (“ALLL”), income taxes, the valuation of goodwill and Other Real Estate Owned (“OREO”), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income or shareholders' equity. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2017 Annual Report on Form 10-K. The consolidated results of operations and cash flows for the 2018 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2018 and December 31, 2017, the Company had one wholly-owned trust (“Trust”) formed in 2005 to issue trust-preferred securities and related common securities. The Company has not consolidated the accounts of the Trust in its Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trust are reflected in our Consolidated Balance Sheets.

Revenue from Contracts with Customers

We record revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, we must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) we satisfy the performance obligations. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

Our primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. We fully satisfy our performance obligations on our contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Application of new accounting guidance

ASU No. 2014-09

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Our non-interest income is recognized in the period it is earned under contracts with very short terms. We adopted the standard on January 1, 2018, which resulted in no adjustment.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

ASU No. 2016-01

Description - In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. We adopted the standard on January 1, 2018, adoption of the standard also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 9 – Fair Values for further information regarding the valuation of these loans.

ASU No. 2018-02

In February 2018, FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from retained earnings to accumulated other comprehensive income for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We elected the early adoption of ASU 2018-02 as of January 1, 2018 and reclassified $52 thousand from accumulated other comprehensive income to retained earnings.

NOTE 2. COMMON STOCK OUTSTANDING AND EARNINGS PER SHARE

On May 10, 2017, the Company announced the closing of its underwritten public offering, at the public offering price of $10.50 per share. The total number of shares of common stock sold by the Company was 2,738,096. Net proceeds raised in the offering, after underwriting discounts and expenses of the offering, were $26.8 million.

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

The following is a computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended
(Amounts in thousands, except per share information)	March 31,
Earnings Per Share	2018	2017
Numerators:
Net income	$3,241	$2,252
Denominators:
Weighted average number of common shares outstanding - basic (1)	16,225	13,416
Effect of potentially dilutive common shares (2)	85	105
Weighted average number of common shares outstanding - diluted	16,310	13,521
Earnings per common share:
Basic	$0.20	$0.17
Diluted	$0.20	$0.17
Anti-dilutive options not included in diluted earnings per share calculation	—	—
Anti-dilutive restricted shares not included in diluted earnings per share calculation	41,915	33,068
(1) Excludes unvested restricted shares because they do not have dividend or voting rights
(2) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of March 31, 2018, and December 31, 2017.

	As of March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$41,261	$270	$(352)	$41,179
Obligations of state and political subdivisions	58,832	1,387	(811)	59,408
Residential mortgage-backed securities and collateralized mortgage obligations	129,111	18	(3,562)	125,567
Corporate securities	4,065	7	(114)	3,958
Commercial mortgage-backed securities	26,261	12	(753)	25,520
Other asset-backed securities	282	3	—	285
Total	$259,812	$1,697	$(5,592)	$255,917

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$40,319	$196	$(146)	$40,369
Obligations of state and political subdivisions	77,412	1,910	(478)	78,844
Residential mortgage-backed securities and collateralized mortgage obligations	116,061	69	(1,538)	114,592
Corporate securities	5,079	18	(105)	4,992
Commercial mortgage-backed securities	26,995	24	(378)	26,641
Other asset-backed securities	2,540	4	(28)	2,516
Total	$268,406	$2,221	$(2,673)	$267,954

The following table presents the expected maturities of investment securities at March 31, 2018.

	Available-For-Sale
(Amounts in thousands)	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$110	$112
After one year through five years	84,710	83,229
After five years through ten years	88,333	86,912
After ten years	86,659	85,664
Total	$259,812	$255,917

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2018 and December 31, 2017 securities with a fair value of $61.6 million and $62.6 million, respectively, were pledged as collateral to secure public fund deposits, Federal Home Loan Bank of San Francisco borrowings and for other purposes as required by law.

The following table presents the cash proceeds from sales of securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Proceeds from sales of securities	$19,398	$13,927

Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$152	$51
Residential mortgage-backed securities and collateralized mortgage obligations	—	17
Corporate securities	—	1
Total gross realized gains on sales of securities	152	69

Gross realized losses on sales of securities:
Obligations of state and political subdivisions	(71)	—
Corporate securities	—	(3)
Other asset-backed securities	(45)	—
Total gross realized losses on sales of securities	(116)	(3)
Gain on investment securities, net	$36	$66

Investment securities that were in an unrealized loss position as of March 31, 2018 and December 31, 2017 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of March 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$15,195	$(286)	$2,003	$(66)	$17,198	$(352)
Obligations of states and political subdivisions	17,412	(534)	5,809	(277)	23,221	(811)
Residential mortgage-backed securities and collateralized mortgage obligations	88,513	(2,288)	31,013	(1,274)	119,526	(3,562)
Corporate securities	—	—	2,920	(114)	2,920	(114)
Commercial mortgage-backed securities	13,965	(409)	9,684	(344)	23,649	(753)
Total temporarily impaired securities	$135,085	$(3,517)	$51,429	$(2,075)	$186,514	$(5,592)

	As of December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
U.S. government & agencies	$18,140	$(102)	$2,131	$(44)	$20,271	$(146)
Obligations of states and political subdivisions	15,030	(255)	8,368	(223)	23,398	(478)
Residential mortgage-backed securities and collateralized mortgage obligations	75,323	(827)	31,036	(711)	106,359	(1,538)
Corporate securities	—	—	2,934	(105)	2,934	(105)
Commercial mortgage-backed securities	11,162	(151)	10,026	(227)	21,188	(378)
Other asset-backed securities	2,167	(28)	—	—	2,167	(28)
Total temporarily impaired securities	$121,822	$(1,363)	$54,495	$(1,310)	$176,317	$(2,673)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2018 and December 31, 2017, the number of securities that were in an unrealized loss position was 155 and 138, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Our Investment Policy requires that at the time of purchase, securities are rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies. Management monitors the published credit ratings of our investment portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, and because we have no plans to sell the securities before the recovery of their amortized cost, and we believe the bank has the ability to hold the securities to maturity these investments are not considered other-than-temporarily impaired.

The following table presents the characteristics of our securities that are in unrealized loss positions at March 31, 2018 and December 31, 2017.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	March 31, 2018 and December 31, 2017
U.S. government & agencies	Direct obligations of the U.S. Government or obligations guaranteed by U.S. Government agencies.
Obligations of states and political subdivisions	General obligation issuances or revenue securities secured by revenues from specific sources issued by municipalities and political subdivisions located within the U.S.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at March 31, 2018 and December 31, 2017, 61% and 56% were issued or guaranteed by U.S. government sponsored entities, respectively.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at March 31, 2018 and December 31, 2017, 90% were issued or guaranteed by U.S. government sponsored entities, respectively.

Other asset-backed securities	Obligations secured by high quality loans with good credit enhancements issued by non-governmental issuers.

NOTE 4. LOANS

Outstanding loan balances consisted of the following at March 31, 2018, and December 31, 2017.

(Amounts in thousands)	March 31,	December 31,
Loan Portfolio	2018	2017
Commercial	$137,870	$142,405
Commercial real estate:
Real estate - construction and land development	14,723	15,902
Real estate - commercial non-owner occupied	405,192	377,668
Real estate - commercial owner occupied	193,286	192,023
Residential real estate:
Real estate - residential - Individual Tax Identification Number (“ITIN”)	40,425	41,188
Real estate - residential - 1-4 family mortgage	30,247	30,377
Real estate - residential - equity lines	30,520	30,347
Consumer and other	48,157	49,925
Gross loans	900,420	879,835
Deferred fees and costs	1,713	1,710
Loans, net of deferred fees and costs	902,133	881,545
Allowance for loan and lease losses	(12,295)	(11,925)
Net loans	$889,838	$869,620

Certain loans are pledged as collateral with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. Pledged loans totaled $445.3 million and $420.0 million at March 31, 2018 and December 31, 2017, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

When we purchase loans they are typically purchased at a discount to enhance yield and compensate for credit risk. Gross loan balances in the table above include net purchase discounts of $2.8 million as of March 31, 2018, and December 31, 2017.

Past Due Loans

An age analysis of past due loans (gross), segregated by class, as of March 31, 2018, and December 31, 2017, was as follows.

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
March 31, 2018	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$133	$—	$—	$133	$137,737	$137,870	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	14,723	14,723	—
Real estate - commercial non-owner occupied	—	—	—	—	405,192	405,192	—
Real estate - commercial owner occupied	—	—	—	—	193,286	193,286	—
Residential real estate:
Real estate - residential - ITIN	670	70	428	1,168	39,257	40,425	—
Real estate - residential - 1-4 family mortgage	—	—	—	—	30,247	30,247	—
Real estate - residential - equity lines	140	7	—	147	30,373	30,520	—
Consumer and other	225	35	—	260	47,897	48,157	—
Total	$1,168	$112	$428	$1,708	$898,712	$900,420	$—

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2017	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$142,405	$142,405	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	15,902	15,902	—
Real estate - commercial non-owner occupied	—	—	—	—	377,668	377,668	—
Real estate - commercial owner occupied	142	—	—	142	191,881	192,023	—
Residential real estate:
Real estate - residential - ITIN	555	122	462	1,139	40,049	41,188	—
Real estate - residential - 1-4 family mortgage	290	173	—	463	29,914	30,377	—
Real estate - residential - equity lines	141	—	—	141	30,206	30,347	—
Consumer and other	281	123	—	404	49,521	49,925	—
Total	$1,409	$418	$462	$2,289	$877,546	$879,835	$—

Nonaccrual Loans

Nonaccrual loans, segregated by loan class, were as follows as of March 31, 2018 and December 31, 2017.

(Amounts in thousands)	March 31,	December 31,
Nonaccrual Loans	2018	2017
Commercial	$1,109	$1,603
Commercial real estate:
Real estate - commercial owner occupied	—	600
Residential real estate:
Real estate - residential - ITIN	2,839	2,909
Real estate - residential - 1-4 family mortgage	188	606
Real estate - residential - equity lines	45	45
Consumer and other	35	36
Total	$4,216	$5,799

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $43 thousand and $104 thousand for the three months ended March 31, 2018 and 2017, respectively.

Impaired Loans

The following tables summarize impaired loans by loan class as of March 31, 2018, and December 31, 2017.

	As of March 31, 2018
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$83	$97	$—
Residential real estate:
Real estate - residential - ITIN	6,047	7,702	—
Real estate - residential - 1-4 family mortgage	188	224	—
Real estate - residential - equity lines	45	48	—
Total with no related allowance recorded	$6,363	$8,071	$—

With an allowance recorded:
Commercial	$2,542	$2,614	$614
Commercial real estate:
Real estate - commercial non-owner occupied	800	800	121
Residential real estate:
Real estate - residential - ITIN	1,346	1,382	155
Real estate - residential - equity lines	376	376	188
Consumer and other	35	35	11
Total with an allowance recorded	$5,099	$5,207	$1,089

By loan class:
Commercial	$2,625	$2,711	$614
Commercial real estate	800	800	121
Residential real estate	8,002	9,732	343
Consumer and other	35	35	11
Total impaired loans	$11,462	$13,278	$1,089

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2017
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$672	$1,205	$—
Commercial real estate:
Real estate - commercial owner occupied	600	665	—
Residential real estate:
Real estate - residential - ITIN	5,895	7,516	—
Real estate - residential - 1-4 family mortgage	414	897	—
Real estate - residential - equity lines	45	49	—
Consumer and other	—	—	—
Total with no related allowance recorded	$7,626	$10,332	$—

With an allowance recorded:
Commercial	$2,482	$2,540	$690
Commercial real estate:
Real estate - commercial non-owner occupied	803	803	77
Residential real estate:
Real estate - residential - ITIN	1,628	1,678	199
Real estate - residential - 1-4 family mortgage	192	226	2
Real estate - residential - equity lines	380	380	190
Consumer and other	36	36	11
Total with an allowance recorded	$5,521	$5,663	$1,169

By loan class:
Commercial	$3,154	$3,745	$690
Commercial real estate	1,403	1,468	77
Residential real estate	8,554	10,746	391
Consumer and other	36	36	11
Total impaired loans	$13,147	$15,995	$1,169

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2018 and 2017.

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$2,589	$21	$3,396	$10
Commercial real estate:
Real estate - commercial non-owner occupied	802	11	2,004	11
Real estate - commercial owner occupied	—	—	809	2
Residential real estate:
Real estate - residential - ITIN	7,425	41	8,272	40
Real estate - residential - 1-4 family mortgage	326	—	1,728	—
Real estate - residential - equity lines	422	5	1,361	5
Consumer and other	35	—	175	—
Total	$11,599	$78	$17,745	$68

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings

At March 31, 2018 and December 31, 2017, impaired loans of $7.2 million and $7.3 million, respectively, were classified as performing restructured loans.

For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of March 31, 2018 and December 31, 2017, we had one restructured commercial line of credit in nonaccrual status that had $295 thousand and $33 thousand in available credit, respectively.

As of March 31, 2018, we had $10.5 million in troubled debt restructurings compared to $10.9 million as of December 31, 2017. As of March 31, 2018, we had 113 loans that qualified as troubled debt restructurings, of which 108 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.16% of gross loans as of March 31, 2018, compared to 1.24% at December 31, 2017.

During the three months ended March 31, 2018 and March 31, 2017, there were no newly restructured loans or loans where the contractual terms have been restructured.

There were no loans modified as troubled debt restructuring during the 12 months ended March 31, 2018 and 2017, for which there was a subsequent payment default during the three months ended March 31, 2018 and 2017.Performing and Nonperforming Loans

We define a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of original contractual principal and interest is likely. We define a nonperforming loan as an impaired loan, which may be on nonaccrual, 90 days past due and still accruing, or has been restructured and does not comply with its modified terms, and our ultimate collection of original contractual principal and interest is uncertain.

Performing and nonperforming loans, segregated by loan portfolio, were as follows at March 31, 2018 and December 31, 2017.

(Amounts in thousands)	March 31, 2018
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$136,761	$1,109	$137,870
Commercial real estate:
Real estate - construction and land development	14,723	—	14,723
Real estate - commercial non-owner occupied	405,192	—	405,192
Real estate - commercial owner occupied	193,286	—	193,286
Residential real estate:
Real estate - residential - ITIN	37,586	2,839	40,425
Real estate - residential - 1-4 family mortgage	30,059	188	30,247
Real estate - residential - equity lines	30,475	45	30,520
Consumer and other	48,122	35	48,157
Total	$896,204	$4,216	$900,420

(Amounts in thousands)	December 31, 2017
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$140,802	$1,603	$142,405
Commercial real estate:
Real estate - construction and land development	15,902	—	15,902
Real estate - commercial non-owner occupied	377,668	—	377,668
Real estate - commercial owner occupied	191,423	600	192,023
Residential real estate:
Real estate - residential - ITIN	38,279	2,909	41,188
Real estate - residential - 1-4 family mortgage	29,771	606	30,377
Real estate - residential - equity lines	30,302	45	30,347
Consumer and other	49,889	36	49,925
Total	$874,036	$5,799	$879,835

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

Those borrowers who qualify for unsecured loans must fully demonstrate above average cash flows and strong secondary sources of repayment to mitigate the lack of pledged collateral.

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

The following table summarizes loans by internal risk grades and by loan class as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$108,907	$24,023	$2,627	$2,313	$—	$137,870
Commercial real estate:
Real estate - construction and land development	13,583	—	—	1,140	—	14,723
Real estate - commercial non-owner occupied	396,829	5,452	1,543	1,368	—	405,192
Real estate - commercial owner occupied	173,616	12,467	6,066	1,137	—	193,286
Residential real estate:
Real estate - residential - ITIN	34,222	—	—	6,203	—	40,425
Real estate - residential - 1-4 family mortgage	29,276	784	—	187	—	30,247
Real estate - residential - equity lines	28,699	1,500	—	321	—	30,520
Consumer and other	48,120	—	2	35	—	48,157
Total	$833,252	$44,226	$10,238	$12,704	$—	$900,420

	As of December 31, 2017
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$117,087	$22,213	$40	$3,065	$—	$142,405
Commercial real estate:
Real estate - construction and land development	14,762	—	1,140	—	—	15,902
Real estate - commercial non-owner occupied	364,230	9,160	2,900	1,378	—	377,668
Real estate - commercial owner occupied	171,005	15,198	3,907	1,913	—	192,023
Residential real estate:
Real estate - residential - ITIN	34,923	—	—	6,265	—	41,188
Real estate - residential - 1-4 family mortgage	28,981	791	—	605	—	30,377
Real estate - residential - equity lines	28,457	1,501	63	326	—	30,347
Consumer and other	49,887	—	2	36	—	49,925
Total	$809,332	$48,863	$8,052	$13,588	$—	$879,835

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $308 thousand at March 31, 2018.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the ALLL by portfolio for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31, 2018
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,397	$6,514	$1,169	$1,435	$410	$11,925
Charge-offs	—	—	(114)	(276)	—	(390)
Recoveries	453	—	246	61	—	760
Provision	(552)	384	(152)	253	67	—
Ending balance	$2,298	$6,898	$1,149	$1,473	$477	$12,295

	For the Three Months Ended March 31, 2017
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,849	$5,578	$1,716	$955	$446	$11,544
Charge-offs	(51)	—	(169)	(227)	—	(447)
Recoveries	199	27	75	43	—	344
Provision	(348)	358	(132)	303	19	200
Ending balance	$2,649	$5,963	$1,490	$1,074	$465	$11,641

The following tables summarize the ALLL and the recorded investment in loans and leases as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$614	$121	$343	$11	$—	$1,089
Collectively evaluated for impairment	1,684	6,777	806	1,462	477	11,206
Total	$2,298	$6,898	$1,149	$1,473	$477	$12,295
Gross loans:
Individually evaluated for impairment	$2,625	$800	$8,002	$35	$—	$11,462
Collectively evaluated for impairment	135,245	612,401	93,190	48,122	—	888,958
Total gross loans	$137,870	$613,201	$101,192	$48,157	$—	$900,420

	As of December 31, 2017
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$690	$77	$391	$11	$—	$1,169
Collectively evaluated for impairment	1,707	6,437	778	1,424	410	10,756
Total	$2,397	$6,514	$1,169	$1,435	$410	$11,925
Gross loans:
Individually evaluated for impairment	$3,154	$1,403	$8,554	$36	$—	$13,147
Collectively evaluated for impairment	139,251	584,190	93,358	49,889	—	866,688
Total gross loans	$142,405	$585,593	$101,912	$49,925	$—	$879,835

The ALLL totaled $12.3 million or 1.37% of total gross loans at March 31, 2018 and $11.9 million or 1.36% at December 31, 2017. As of March 31, 2018 and December 31, 2017, we had commitments to extend credit of $232.9 million and $227.7 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 was $695 thousand.

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

We believe that the ALLL was adequate as of March 31, 2018. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of March 31, 2018, approximately 80% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2018 and December 31, 2017, the unallocated allowance amount represented 4% and 3% of the ALLL, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

Our investments in Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”) and deductible operating losses totaled $3.4 million at March 31, 2018. These investments are recorded in Other Assets with a corresponding funding obligation of $330 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. We have invested in four separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18-year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 3% and 6% over the life of the investment. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

The following table presents our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at March 31, 2018 and December 31, 2017. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the three months ended March 31, 2018 and the year ended December 31, 2017.

	At March 31, 2018			For the Three Months Ended March 31, 2018
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,138	$15	$50	$44	$6
WNC Institutional Tax Credit Fund 38, L.P.	1,000	563	—	32	26	6
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,420	315	56	56	—
California Affordable Housing Fund	2,454	270	—	8	12	(4)
Total	$7,954	$3,391	$330	$146	$138	$8

	At December 31, 2017			For the Three Months Ended March 31, 2017
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,182	$20	$56	$45	$11
WNC Institutional Tax Credit Fund 38, L.P.	1,000	589	—	35	26	9
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,476	341	68	56	12
California Affordable Housing Fund	2,454	282	—	44	44	—
Total	$7,954	$3,529	$361	$203	$171	$32

The following table presents our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended
	March 31, 2018		March 31, 2017
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$42	$8	$44	$12
WNC Institutional Tax Credit Fund 38, L.P.	28	4	28	7
Merritt Community Capital Corporation Fund XV, L.P.	48	8	54	14
California Affordable Housing Fund	1	7	32	12
Total	$119	$27	$158	$45

The tax credits and benefits were partially offset by the amortization of the principal investment balances of $138 thousand and $171 thousand for the three months ended March 31, 2018 and March 31, 2017 respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table reflects the anticipated net income tax benefit at March 31, 2018 that is expected to be recognized over the remaining life of the investments.

(Amounts in thousands)
Qualified Affordable Housing Partnerships:	Raymond James	WNC Institutional	Merritt Community	California	Total Net
Anticipated net income tax benefit less	California Housing	Tax Credit	Capital Corporation	Affordable	Income Tax
amortization of investments	Opportunities Fund II	Fund 38, L.P.	Fund XV, L.P	Housing Fund	Benefit
2018	$17	$15	$2	$(12)	$22
2019	23	18	3	(14)	30
2020	22	17	4	(14)	29
2021	22	16	4	(14)	28
2022 and thereafter	41	42	9	(43)	49
Total	$125	$108	$22	$(97)	$158

NOTE 6. TERM DEBT

Term debt at March 31, 2018 and December 31, 2017 consisted of the following.

(Amounts in thousands)	March 31, 2018	December 31, 2017
Federal Home Loan Bank of San Francisco borrowings	$30,000	$—
Senior debt	6,196	7,096
Unamortized debt issuance costs	(6)	(6)
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	(121)	(132)
Net term debt	$46,069	$16,958

Future contractual maturities of term debt at March 31, 2018 are as follows.

(Amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Federal Home Loan Bank of San Francisco borrowings	$30,000	$—	$—	$—	$—	$—	$30,000
Senior debt	750	1,000	4,446	—	—	—	6,196
Subordinated debt	—	—	—	—	—	10,000	10,000
Total future maturities	$30,750	$1,000	$4,446	$—	$—	$10,000	$46,196

Federal Home Loan Bank of San Francisco Borrowings

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $326.6 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate mortgage loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and certain pledged securities held in the Bank’s investment securities portfolio.

The Bank had outstanding secured lines of credit from the Federal Home Loan Bank of San Francisco at March 31, 2018 of $30.0 million and no outstanding advances at December 31, 2017. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the three months ended March 31, 2018 and year ended December 31, 2017 was $12.4 million and $302 thousand respectively. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco under term advances at any month end during the three months ended March 31, 2018 and year ended December 31, 2017 was $30.0 million and $10.0 million respectively. The weighted average interest rate on Federal Home Loan Bank of San Francisco borrowings at March 31, 2018 was 1.89%.

As of March 31, 2018, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $4.5 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

We have pledged $412.1 million of our commercial and real estate mortgage loans as collateral for the line of credit with the Federal Home Loan Bank of San Francisco. As of March 31, 2018, we also pledged $27.0 million in securities to the Federal Home Loan Bank of San Francisco.

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

Other lines of credit

Federal Funds

We have entered into nonbinding federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $35.0 million at March 31, 2018 and had interest rates ranging from 1.89% to 2.56%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $23.6 million subject to collateral requirements, namely the amount of certain pledged loans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease nine sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based on predetermined escalation schedules. Substantially all of the leases include the option to extend the lease term one or more times following expiration of the initial term.

The following table sets forth rent expense and rent income for the three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Rent income (1)	$—	$22
Rent expense	231	183
Net rent expense	$231	$161
(1) Rental income is derived from OREO properties.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth, as of March 31, 2018, the future minimum lease payments under non-cancelable operating leases.

(Amounts in thousands)
Amounts due in:
2018	$638
2019	866
2020	884
2021	899
2022	807
Thereafter	1,367
Total	$5,461

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

The following table presents a summary of our commitments and contingent liabilities at March 31, 2018 and December 31, 2017.

(Amounts in thousands)	March 31, 2018	December 31, 2017
Commitments to extend credit	$222,851	$217,714
Standby letters of credit	6,692	6,692
Affordable housing grants	3,338	3,338
Total commitments and contingent liabilities	$232,881	$227,744

We were not required to perform on any financial guarantees during the three months ended March 31, 2018, or during the year ended December 31, 2017. At March 31, 2018 approximately $6.3 million of standby letters of credit expire within one year, and $375 thousand expire thereafter.

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

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at March 31, 2018 and December 31, 2017. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Concentrations of Credit Risk

We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 80% and 77% of our gross loan portfolio at March 31, 2018 and December 31, 2017.

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE (LOSS)

The following table presents activity in accumulated other comprehensive loss from unrealized losses on securities for the three months ended March 31, 2018.

Accumulated Other
Comprehensive
(Amounts in thousands)	Loss
Accumulated other comprehensive loss as of December 31, 2017	$(266)
Comprehensive loss three months ended March 31, 2018	(2,426)
Reclassification of accumulated other comprehensive income due to tax rate change	(52)
Accumulated other comprehensive loss as of March 31, 2018	$(2,744)

The following table presents activity in accumulated other comprehensive (loss) from unrealized gains (losses) on securities for the three months ended March 31, 2017.

Accumulated Other
Comprehensive
(Amounts in thousands)	(Loss) Income
Accumulated other comprehensive (loss) as of December 31, 2016	$(659)
Comprehensive income three months ended March 31, 2017	256
Accumulated other comprehensive (loss) as of March 31, 2017	$(403)

Accumulated other comprehensive income is reported net of tax. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. FAIR VALUES

The following table presents estimated fair values of our financial instruments as of March 31, 2018 and December 31, 2017, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as bank-owned life insurance policies. The prior period fair values for loans disclosed are not determined in a manner consistent with the current period fair values disclosed because of a change in the methodology.

(Amounts in thousands)	Carrying	Fair Value Measurements Using
March 31, 2018	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$33,623	$33,623	$—	$—
Securities available-for-sale	$255,917	$—	$255,917	$—
Net loans	$889,838	$—	$—	$889,945
Federal Home Loan Bank of San Francisco stock	$4,536	$4,536	$—	$—
Financial liabilities
Deposits	$1,048,751	$—	$1,046,581	$—
Term debt	$46,069	$—	$46,115	$—
Junior subordinated debenture	$10,310	$—	$10,405	$—

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2017	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$66,970	$66,970	$—	$—
Securities available-for-sale	$267,954	$—	$267,954	$—
Net loans	$869,620	$—	$—	$873,660
Federal Home Loan Bank of San Francisco stock	$4,536	$4,536	$—	$—
Financial liabilities
Deposits	$1,102,732	$—	$1,101,523	$—
Term debt	$16,958	$—	$16,918	$—
Junior subordinated debenture	$10,310	$—	$10,206	$—

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of March 31, 2018 and December 31, 2017.

(Amounts in thousands)	Fair Value at March 31, 2018
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$41,179	$—	$41,179	$—
Obligations of states and political subdivisions	59,408	—	59,408	—
Residential mortgage-backed securities and collateralized mortgage obligations	125,567	—	125,567	—
Corporate securities	3,958	—	3,958	—
Commercial mortgage-backed securities	25,520	—	25,520	—
Other asset-backed securities	285	—	285	—
Total assets measured at fair value	$255,917	$—	$255,917	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands)	Fair Value at December 31, 2017
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$40,369	$—	$40,369	$—
Obligations of states and political subdivisions	78,844	$—	78,844	—
Residential mortgage-backed securities and collateralized mortgage obligations	114,592	—	114,592	—
Corporate securities	4,992	—	4,992	—
Commercial mortgage-backed securities	26,641	—	26,641	—
Other investment securities (1)	2,516	—	2,516	—
Total assets measured at fair value	$267,954	$—	$267,954	$—
(1) Principally consists of asset-backed securities and CRA qualified mutual fund investments.

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

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2018 or the year ended December 31, 2017.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following three tables present information about our assets and liabilities at March 31, 2018 and December 31, 2017 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period.

The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at March 31, 2018
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Other real estate owned	$60	$—	$—	$60
Total assets measured at fair value	$60	$—	$—	$60

(Amounts in thousands)	Fair Value at December 31, 2017
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$60	$—	$—	$60
Other real estate owned	35	—	—	35
Total assets measured at fair value	$95	$—	$—	$95

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2018 and 2017 related to assets outstanding at March 31, 2018 and 2017.

(Amounts in thousands)	Three Months Ended March 31,
Fair value adjustments	2018	2017
Other real estate owned	$113	$122
Total	$113	$122

During the three months ended March 31, 2018, three OREO properties with an aggregate carrying value of $173 thousand outstanding at period end were written down to its fair value of $60 thousand, resulting in a $113 thousand adjustment to the ALLL.

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

The OREO amount above represents impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. OREO fair values are adjusted for estimated selling costs that are based off the adjusted fair value are between 34% and 63%. We record OREO as a nonrecurring Level 3.

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

NOTE 10. PURCHASE OF FINANCIAL ASSETS

We have an ongoing agreement to purchase a maximum par value of $50.0 million in unsecured consumer home improvement loans from a third party originator. The loans are purchased without recourse or servicing rights. As we receive principal payments on these purchased loans, new loans are purchased and the outstanding par value remains at approximately $50.0 million. Under this agreement, through March 31, 2018, we have paid aggregate cash totaling $122.3 million, and received aggregate cash repayments of $77.3 million for $45.0 million in net loans outstanding. We record the acquired loans at fair value at the time of the purchase.

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

The following factors, among others, could cause our actual results to differ materially from those expressed in such forward-looking statements:

●	The strength of the United States economy in general and the strength of the local economies in California in which we conduct operations;
●	Our inability to successfully manage our growth or implement our growth strategy;
●	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board;
●	Volatility in the capital or credit markets;
●	Changes in the financial performance and/or condition of our borrowers;
●	Our concentration in real estate lending;
●	Our reliance on a third party originator to supply us with consumer loans;
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

●	The risks presented by public stock market volatility, which could adversely affect the market price of the Company's common stock and the ability to raise additional capital;
●	Inability to attract deposits and other sources of liquidity at acceptable costs;
●	Changes in the competitive environment among financial and bank holding companies and other financial service providers;
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

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Risk factors”. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2017 to March 31, 2018. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2018, compared to the same period in 2017. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

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

We commenced banking operations in 1982 and we now operate nine full service facilities and three free standing remote ATMs in northern California. We also operate a full service “cyber office” as identified in our summary of deposits reporting filed with the FDIC. We provide a wide range of financial services and products for business and retail customers, which are competitive with those traditionally offered by banks of similar size in California.

Our principal executive office is located at 555 Capitol Mall Suite 1255, Sacramento, California 95814 and the telephone number is (800) 421-2575.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Financial highlights for the first quarter of 2018 compared to the same quarter a year ago:

Performance

●

Net income of $3.2 million or $0.20 per share – diluted for the three months ended March 31, 2018 was an increase of $989 thousand (44%) from $2.3 million or $0.17 per share – diluted earned during the same period in the prior year. The increase in earnings per share compared to the same quarter a year ago was 18% and reflects the impact of 2,738,096 shares of common stock sold in the second quarter of 2017 and the benefit of the reduction in corporate income tax rates provided by the Tax Cuts and Jobs Act of 2017.

●	Net interest income increased $1.6 million (17%) to $11.3 million for the three months ended March 31, 2018 compared to $9.7 million for the same period in the prior year.
●	Return on average assets improved to 1.05% for the three months ended March 31, 2018 compared to 0.80% for the same period in the prior year.
●	Return on average equity improved to 10.34% for the three months ended March 31, 2018 compared to 9.63% for the same period in the prior year.
●	Average loans for the three months ended March 31, 2018 totaled $883.9 million, an increase of $77.1 million (10%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.2 billion for the three months ended March 31, 2018, an increase of $106.8 million (10%) compared to average earning assets for the same period in the prior year.
●	Average deposits for the three months ended March 31, 2018 totaled $1.1 billion, an increase of $58.3 million (6%) compared to average deposits for the same period in the prior year.
●	The Company’s efficiency ratio was 65.17% for the three months ended March 31, 2018 compared to 71.31% for the same period in the prior year.
●	Book value per common share was $7.83 at March 31, 2018 compared to $7.14 at March 31, 2017.
●

Tangible book value per common share was $7.71 at March 31, 2018 compared to $6.97 at March 31, 2017. Tangible book value per share is computed by dividing total shareholders’ equity less goodwill and core deposit intangible, net by shares outstanding. Management believes that tangible book value per share is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy.

Credit Quality

●	Nonperforming assets at March 31, 2018 totaled $4.3 million or 0.34% of total assets, a decrease of $6.5 million (60%) compared to March 31, 2017.
●	Net loan recoveries were $370 thousand in the first quarter of 2018 compared with net charge-offs of $103 thousand for the same period in 2017.

Financial highlights for the first quarter of 2018 compared to the prior quarter:

Performance

●	A comparison of current quarter and prior quarter net earnings information is not particularly meaningful and is not provided because the prior period included the impact of the Tax Cuts and Jobs Act of 2017, which reduced net income in that period to $7 thousand, and reduced the effective tax rate for the first quarter of 2018.
●	Net interest income increased $476 thousand (18% annualized) to $11.3 million for the first quarter of 2018 compared to $10.9 million for the prior quarter.
●	Average loans for the three months ended March 31, 2018 totaled $883.9 million, an increase of $44.9 million (22% annualized) compared to average loans for the prior quarter.
●	Average earning assets for the three months ended March 31, 2018 totaled $1.2 billion, an increase of $3.8 million (1% annualized) compared to average earning assets for the prior quarter.
●	Average deposits for the three months ended March 31, 2018 totaled $1.1 billion, a decrease of $12.6 million (5% annualized) compared to average deposits for the prior quarter.
●	The Company’s efficiency ratio was 65.17% for the first quarter of 2018 compared to 64.94% during the prior quarter.
●	Book value per common share was $7.83 at March 31, 2018 compared to $7.82 at December 31, 2017.
●

Tangible book value per common share was $7.71 at March 31, 2018 compared to $7.70 at December 31, 2017. Tangible book value per share is computed by dividing total shareholders’ equity less goodwill and core deposit intangible, net by shares outstanding. Management believes that tangible book value per share is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy.

Credit Quality

●	Nonperforming assets at March 31, 2018 totaled $4.3 million or 0.34% of total assets, a decrease of $1.6 million since December 31, 2017.
●	Net loan recoveries were $370 thousand in the first quarter of 2018 compared with net charge-offs of $217 thousand for the prior quarter.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018. Some of these significant accounting policies are considered critical and require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

Valuation of Investments and Impairment of Securities

At the time of purchase, we designate a security as held-to-maturity or available-for-sale, based on our investment objectives, operational needs and intent to hold. We do not engage in trading activity. Securities designated as held-to-maturity are carried at amortized cost. We have the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement our asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and underlying rating of the security is monitored to identify changes in quality. During the fourth quarter of 2017, we reclassified the entire HTM securities portfolio to AFS. As a result of this transfer we are precluded from classifying any investment securities as held-to-maturity for two years from the date of the transfer.

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

The remaining differences between the investment’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income. Significant judgment is required in the determination of whether other-than temporary impairment has occurred for an investment. We follow a consistent and systematic process for determining other-than-temporary impairment loss. We have designated the ALCO responsible for the other-than-temporary evaluation process.

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

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a nonrecurring basis, such as certain impaired loans held for investment, (“OREO”) and goodwill. These nonrecurring fair value adjustments typically involve write-downs of individual assets due to application of lower of cost or market accounting.

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, we use our best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these consolidated financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 9 Fair Values in the Notes to Consolidated Financial Statements incorporated in this document.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

First Quarter of 2018 Compared With First Quarter of 2017

Net income for the first quarter of 2018 increased $989 thousand compared to the first quarter of 2017. In the current quarter, net interest income was $1.6 million higher and provision for loan and lease losses was $200 thousand lower. These positive changes were offset by noninterest income that was $489 thousand lower, noninterest expense that was $43 thousand higher and a provision for income tax that was $290 thousand higher.

Return on Average Assets and Average Total Equity

The following table presents the returns on average assets and average total equity for the three months ended March 31, 2018 and 2017. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Return on average assets	1.05%	0.80%
Return on average total equity	10.34%	9.63%

NET INTEREST INCOME AND NET INTEREST MARGIN

For the three months ended March 31, 2018 compared to the same period a year ago:

Net interest income increased $1.6 million compared to the same period a year ago.

Interest income for the three months ended March 31, 2018 increased $1.7 million or 16% to $12.5 million. Interest and fees on loans increased $1.3 million due to a $77.1 million increase in average loan balances and a 20 basis point increase in the average yield on the loan portfolio. Interest on securities increased $353 thousand due to a $54.0 million increase in average securities balances and a two basis point increase in the average yield on the securities portfolio. Interest on interest-bearing deposits due from banks increased $15 thousand primarily due to a 78 basis point increase in average yield resulting from increased fed funds rates.

Interest expense for the first quarter of 2018 increased $102 thousand or 9% to $1.2 million. The net increase was due to the following:

●

Interest expense on interest bearing deposits increased $51 thousand. Average interest-bearing demand and savings deposit balances increased $47.1 million, while average certificate of deposit balances decreased $33.3 million. The average rate paid on interest-bearing deposits increased two basis points.

●	Interest expense on other interest bearing liabilities increased $51 thousand primarily due to increased borrowing from the Federal Home Loan Bank of San Francisco.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Paid

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$883,876	$10,729	4.92%	$806,793	$9,384	4.72%
Taxable securities	205,302	1,209	2.39%	137,582	789	2.33%
Tax-exempt securities	59,789	463	3.14%	73,524	530	2.92%
Interest-bearing deposits in other banks	32,890	129	1.59%	57,140	114	0.81%
Average interest-earning assets	1,181,857	12,530	4.30%	1,075,039	10,817	4.08%
Cash and due from banks	17,666			16,873
Premises and equipment, net	14,557			16,165
Other assets	34,483			40,228
Average total assets	$1,248,563			$1,148,305

Interest-bearing liabilities:
Interest-bearing demand	$470,440	221	0.19%	$420,416	148	0.14%
Savings deposits	110,725	59	0.22%	113,647	47	0.17%
Certificates of deposit	181,901	495	1.10%	215,202	529	1.00%
Federal Home Loan Bank of San Francisco borrowings	12,444	47	1.53%	—	—	—%
Other borrowings	16,528	281	6.90%	18,598	293	6.39%
Junior subordinated debentures	10,310	82	3.23%	10,310	66	2.60%
Average interest-bearing liabilities	802,348	1,185	0.60%	778,173	1,083	0.56%
Noninterest-bearing demand	307,397			262,881
Other liabilities	11,749			12,431
Shareholders’ equity	127,069			94,820
Average liabilities and shareholders’ equity	$1,248,563			$1,148,305
Net interest income and net interest margin (4)		$11,345	3.89%		$9,734	3.67%
Tax equivalent net interest margin (3)			3.94%			3.78%

(1)	Interest income on loans is net of deferred fees and costs of approximately $137 thousand and $197 thousand for the three months ended March 31, 2018 and 2017, respectively.
(2)	Net loans includes average nonaccrual loans of $4.8 million and $10.9 million for the three months ended March 31, 2018 and 2017, respectively.
(3)	Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and at a 34% tax rate for 2017. The amount of such adjustments was an addition to recorded income of approximately $123 thousand and $273 thousand for the three months ended March 31, 2018 and 2017, respectively.
(4)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(5)	Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively, and annualizing the result.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three months ended March 31, 2018 and 2017. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended March 31, 2018 Over Three Months Ended March 31, 2017
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$923	$422	$1,345
Taxable securities	398	22	420
Tax-exempt securities (1)	(140)	(77)	(217)
Interest-bearing deposits in other banks	(12)	27	15
Total increase	1,169	394	1,563

Increase (decrease) in interest expense:
Interest-bearing demand	19	54	73
Savings deposits	(1)	13	12
Certificates of deposit	(110)	76	(34)
Federal Home Loan Bank of San Francisco borrowings	47	—	47
Other borrowings	(42)	30	(12)
Junior subordinated debentures	—	16	16
Total (decrease) increase	(87)	189	102
Net increase	$1,256	$205	$1,461
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 21% tax rate for 2018 and 34% for 2017.

PROVISION FOR LOAN AND LEASE LOSSES

As a result of improved asset quality and net loan loss recoveries, no provision for loan and lease losses was necessary during the three months ended March 31, 2018. We recorded a $200 thousand provision for loan and lease losses during the three months March 31, 2017. See Note 4 Loans in the Notes to Consolidated Financial Statements for further discussion.

NONINTEREST INCOME

The following table presents the key components of noninterest income for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
			Change	Change
(Amounts in thousands)	2018	2017	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$176	$127	$49	39%
ATM and point of sale	266	266	—	—%
Payroll and benefit processing fees	169	191	(22)	(12%)
Life insurance	129	646	(517)	(80%)
Gain on investment securities, net	36	66	(30)	(45%)
Federal Home Loan Bank of San Francisco dividends	80	103	(23)	(22%)
Gain (loss) on sale of OREO	16	(71)	87	123%
Other	110	143	(33)	(23%)
Total noninterest income	$982	$1,471	$(489)	(33%)

Noninterest income for the three months ended March 31, 2018 decreased $489 thousand compared to the first quarter for 2017. During the first quarter of 2017 we recognized income from life insurance death benefit proceeds of $502 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

The following table presents the key components of noninterest expense for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
			Change	Change
(Amounts in thousands)	2018	2017	Amount	Percent
Noninterest expense:
Salaries & related benefits	$4,855	$4,858	$(3)	(0%)
Premises & equipment	1,071	1,048	23	2%
Federal Deposit Insurance Corporation insurance premium	96	48	48	100%
Data processing fees	432	406	26	6%
Professional service fees	345	384	(39)	(10%)
Telecommunications	216	211	5	2%
Other	1,018	1,035	(17)	(2%)
Total noninterest expense	$8,033	$7,990	$43	1%

Noninterest expense for the three months ended March 31, 2018 increased only $43 thousand compared to the same period a year previous.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	For the Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Income before provision for income taxes	$4,294	$3,015
Provision for income taxes	$1,053	$763
Effective tax rate	24.52%	25.31%

For the three months ended March 31, 2018, our income tax provision of $1.1 million on pre-tax income of $4.3 million was an effective tax rate of 24.52%. The current quarter effective tax rate reflects the benefits of the Tax Cuts and Jobs Act of 2017 which reduced the federal corporate tax rate from a graduated rate of 35% to a flat rate of 21%. The tax provision for the first quarter of the prior year was $763 thousand on pre-tax income of $3.0 million for an effective tax rate of 25.31%. Life insurance death benefits of $502 thousand recorded during the first quarter of 2017 were not subject to income tax, and if excluded from pretax income, the effective tax rate would have been 30.36%.

Amended Tax Returns

In September of 2016, we filed amended federal and state tax returns for tax years 2011, 2012, 2013, and 2014. The amendments were filed to properly recognize tax events in years 2011 and 2013 that were improperly recognized in years 2011 through 2014. The IRS rejected the 2011 amended tax return citing the statute for assessment had expired. Accordingly, $988 thousand of taxes due to the taxing authorities pursuant to the 2011 amended federal tax return was returned to us. As of March 31, 2018 we continue to recognize 100% of the tax liability relating to our 2011 amended federal tax return because we believe it is more likely than not, our tax position would be sustained upon reexamination by the IRS or through the litigation process. We do not expect to reconsider or reverse our tax position until the statute of limitations expires on the 2014 amended federal tax return in September of 2018, and until we believe it is more likely than not that the taxes due cannot be recouped. If we reverse our tax position, we will recognize the $988 thousand in our provision for income taxes and our effective tax rate will be reduced.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2018, we had total consolidated assets of $1.2 billion, gross loans of $900.4 million, allowance for loan and lease losses (“ALLL”) of $12.3 million, total deposits of $1.0 billion, and shareholders’ equity of $127.7 million.

As of March 31, 2018, we maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $16.2 million. We also held interest-bearing deposits in the amount of $17.4 million.

Available-for-sale investment securities totaled $255.9 million at March 31, 2018, compared to $268.0 million at December 31, 2017. Our investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations.

During the first three months of 2018, we purchased 12 securities with a par value of $19.6 million and weighted average yield of 3.11% and sold 29 securities with a par value of $18.7 million and weighted average yield of 2.27%. The sales activity on available-for-sale securities resulted in $36 thousand in net realized gains for the three months ended March 31, 2018. During the three months ended March 31, 2018, we also received $7.9 million in proceeds from principal payments, calls and maturities within the available-for-sale securities portfolio.

At March 31, 2018, our net unrealized losses on available-for-sale investment securities were $3.9 million compared to net unrealized losses of $452 thousand at December 31, 2017. The unrealized losses arising during the three months ended March 31, 2018 were driven by significant changes in market interest rates.

We recorded gross loan balances of $900.4 million at March 31, 2018, compared to $879.8 million at December 31, 2017; an increase of $20.6 million. The increase in gross loans was driven by organic loan originations by our SBA division and by our expanded Sacramento commercial banking group.

The ALLL at March 31, 2018 increased $370 thousand to $12.3 million compared to $11.9 million at December 31, 2017. At March 31, 2018, relying on our ALLL methodology, which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $1.6 million to $4.2 million, or 0.47% of gross loans, as of March 31, 2018, compared to $5.8 million, or 0.66% of gross loans as of December 31, 2017. The decrease in nonperforming loans was primarily due to the repayment of a nonaccrual commercial loan for $572 thousand and a nonaccrual commercial real estate loan for $600 thousand.

Past due loans as of March 31, 2018 decreased $581 thousand to $1.7 million, compared to $2.3 million as of December 31, 2017.The decrease in past due loans was primarily due to the sale of two residential real estate loans for $290 thousand. We believe that risk grading for past due loans appropriately reflects the risk associated with the past due loans. See Note 4 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $14.2 million at March 31, 2018 a decrease of $500 thousand compared to $14.7 million at December 31, 2017.

Our OREO balance at March 31, 2018 was $60 thousand compared to $35 thousand at December 31, 2017. For the three months ended March 31, 2018, we transferred three foreclosed properties in the amount of $60 thousand to OREO. During the three months ended March 31, 2018, we sold one property with a balance of $51 thousand for a net gain of $16 thousand.

Bank-owned life insurance increased $100 thousand during the three months ended March 31, 2018 to $22.0 million compared to $21.9 million at December 31, 2017.

Other assets which include the Bank’s investment qualified zone academy bonds, Federal Home Loan Bank of San Francisco stock and low income housing tax credit partnerships totaled $20.4 million at March 31, 2018 compared to $19.7 million at December 31, 2017.

Total deposits at March 31, 2018, decreased $54.0 million or 20% annualized to $1.0 billion compared to December 31, 2017.

●	Total non-maturing deposits increased $81.6 million or 10% compared to the same date a year ago and decreased $41.0 million or 18% annualized compared to December 31, 2017.
●	Certificates of deposit decreased $37.3 million or 17% compared to the same date a year ago and decreased $13.0 million or 28% annualized compared to December 31, 2017.

In late December 2017, deposit balances increased more significantly than at prior year-ends and then were withdrawn in early 2018. Average balances more clearly illustrate deposit balance trends. Average non-maturity deposits totaled $888.6 million in the first quarter of 2018 compared to $888.1 million in the prior quarter. Average certificates of deposit totaled $181.9 million in the first quarter of 2018 compared to $194.9 million in the prior quarter.

Other liabilities which include the Bank’s income tax liabilities, supplemental executive retirement plan and funding obligation for investments in qualified affordable housing partnerships decreased $566 thousand to $12.7 million as of March 31, 2018 compared to $12.2 million at December 31, 2017.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Securities

The composition of our investment securities portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income.

The investment securities portfolio also:

●	Partially mitigates interest rate risk;

●	Diversifies the credit risk inherent in the loan portfolio;

●	Provides a vehicle for the investment of excess liquidity;

●	Provides a source of liquidity when pledged as collateral for lines of credit;

●	Is used as collateral for certain public funds.

The carrying value of our available-for-sale investment securities totaled $255.9 million at March 31, 2018, compared to $268.0 million at December 31, 2017. The following table presents the carrying value of the investment securities portfolio by classification and major type as of March 31, 2018 and December 31, 2017.

	March 31,	December 31,
(Amounts in thousands)	2018	2017
Available-for-sale securities: (1)
U.S. government & agencies	$41,179	$40,369
Obligations of state and political subdivisions	59,408	78,844
Residential mortgage-backed securities and collateralized mortgage obligations	125,567	114,592
Corporate securities	3,958	4,992
Commercial mortgage-backed securities	25,520	26,641
Other asset-backed securities	285	2,516
Total	$255,917	$267,954
(1) Available-for-sale securities are reported at fair value.

The following table presents information regarding the amortized cost, maturity structure and average yield of the investment portfolio at March 31, 2018.

			Over One Through		Over Five Through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$—	—%	$—	—%	$3,506	2.34%	$37,755	2.43%	$41,261	2.43%
Obligations of state and political subdivisions	97	6.87%	14,006	3.37%	22,374	3.30%	22,355	3.13%	58,832	3.26%
Residential mortgage-backed securities and collateralized mortgage obligations	13	2.33%	67,639	2.59%	56,677	2.91%	4,782	2.78%	129,111	2.74%
Corporate securities	—	—%	3,065	3.34%	1,000	2.12%	—	—%	4,065	3.04%
Commercial mortgage-backed securities	—	—%	—	—%	4,776	2.22%	21,485	2.50%	26,261	2.45%
Other asset-backed securities	—	—%	—	—%	—	—%	282	5.65%	282	5.65%
Total	$110	6.36%	$84,710	2.75%	$88,333	2.94%	$86,659	2.66%	$259,812	2.79%

(1) The maturities for the collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield.

Loan Portfolio

Loan Concentrations

Historically, we have concentrated our loan origination activities primarily within El Dorado, Placer, Sacramento, and Shasta counties in California. In recent years, our loan origination activity has expanded to include other portions of California and northern Nevada and we have purchased loans from third party originators made to borrowers who are located throughout the United States. We manage our credit risk through various diversifications of our loan portfolio, the application of sound underwriting policies and procedures, and ongoing credit monitoring practices. Generally, the loans are secured by real estate or other assets located in California. Repayment is expected from the borrower’s cash flows or cash flows from real estate investments.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of March 31, 2018 and December 31, 2017.

(Amounts in thousands)	March 31,		December 31,
Loan Portfolio	2018	%	2017	%
Commercial	$137,870	15%	$142,405	16%
Commercial real estate:
Real estate - construction and land development	14,723	2	15,902	2
Real estate - commercial non-owner occupied	405,192	46	377,668	43
Real estate - commercial owner occupied	193,286	22	192,023	22
Residential real estate:
Real estate - residential - ITIN	40,425	4	41,188	5
Real estate - residential - 1-4 family mortgage	30,247	3	30,377	3
Real estate - residential - equity lines	30,520	3	30,347	3
Consumer and other	48,157	5	49,925	6
Gross loans	900,420	100%	879,835	100%
Deferred loan fees and costs	1,713		1,710
Loans, net of deferred fees and costs	902,133		881,545
Allowance for loan and lease losses	(12,295)		(11,925)
Net loans	$889,838		$869,620

The following table sets forth the maturity and fixed or variable rate distribution of our gross loans outstanding as of March 31, 2018.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$40,987	$53,845	$43,038	$137,870
Commercial real estate:
Real estate - construction and land development	5,252	2,549	6,922	14,723
Real estate - commercial non-owner occupied	10,241	86,224	308,727	405,192
Real estate - commercial owner occupied	11,099	20,719	161,468	193,286
Residential real estate:
Real estate - residential - ITIN	—	—	40,425	40,425
Real estate - residential - 1-4 family mortgage	502	2,414	27,331	30,247
Real estate - residential - equity lines	45	3,646	26,829	30,520
Consumer and other	402	45,842	1,913	48,157
Gross loans	$68,528	$215,239	$616,653	$900,420
Loans due after one year with:
Fixed rates		$145,557	$201,051	$346,608
Variable rates		69,682	415,602	485,284
Total		$215,239	$616,653	$831,892

Loans with unique characteristics

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

Purchased Loans

In addition to loans we have originated, the loan portfolio includes purchased loan pools and purchased participations. Purchased loans are recorded at their fair value at the acquisition date. Additional information regarding the individual purchased loan pools can be found in Note 10 Purchase of Financial Assets in the Notes to Consolidated Financial Statements in this document.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the recorded investment in purchased loans at March 31, 2018 and December 31, 2017.

(Amounts in thousands)	March 31, 2018		December 31, 2017
Loan Type	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$109	—%	$108	—%
Commercial real estate	29,907	3%	30,195	3%
Residential real estate	55,698	6%	56,735	6%
Consumer and other	46,299	5%	47,836	5%
Total purchased loans	$132,013	14%	$134,874	14%

Many of the loans that we have acquired from third party originators are made to borrowers who are located throughout the United States, other than in California. Some of those borrowers were impacted by the hurricanes which caused destruction in Texas, Florida, Georgia and Puerto Rico during the third quarter of 2017. As part of our discussion of the ALLL elsewhere in this document, we have provided the information we have about these loans.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not receive offers or indications of interest within a reasonable timeframe, we will review market conditions to assess the pricing level that would enable us to sell the property. At the time of foreclosure, OREO is recorded at fair value less costs to sell (“cost”), which becomes the property’s new basis. Unless a current appraisal is available, an appraisal will be ordered prior to a loan migrating to OREO. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations and the property is carried at the lower of the cost or fair value less expected selling costs. We obtain updated appraisals on OREO property every six to twelve months. Valuation adjustments recorded in a period are primarily based on (1) updated appraisals received during the period, or (2) management’s authorization to reduce the selling price of the property during the period. .

The following table summarizes our nonperforming assets as of March 31, 2018 and December 31, 2017.

(Amounts in thousands)	March 31,	December 31,
Nonperforming Assets	2018	2017
Commercial	$1,109	$1,603
Commercial real estate:
Real estate - commercial owner occupied	—	600
Total commercial real estate	—	600
Residential real estate:
Real estate - residential - ITIN	2,839	2,909
Real estate - residential - 1-4 family mortgage	188	606
Real estate - residential - equity lines	45	45
Total residential real estate	3,072	3,560
Consumer and other	35	36
Total nonaccrual loans	4,216	5,799
90 days past due and still accruing	—	—
Total nonperforming loans	4,216	5,799
Other real estate owned	60	35
Total nonperforming assets	$4,276	$5,834
Nonperforming loans to gross loans	0.47%	0.66%
Nonperforming assets to total assets	0.34%	0.46%

We continually perform thorough reviews of the commercial real estate portfolio, including stress testing. These reviews are performed on both our nonowner and owner occupied credits. These reviews are completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects. Stress testing is performed to determine the effect of rising cap rates, interest rates, and vacancy rates on the portfolio. Based on our analysis, we believe we are effectively managing the risks in this portfolio. There can be no assurance that declines in economic conditions, such as potential increases in retail or office vacancy rates, will not exceed the projected assumptions utilized in stress testing resulting in additional nonperforming loans in the future.

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

As of March 31, 2018, we had $10.5 million in troubled debt restructurings compared to $10.9 million as of December 31, 2017. As of March 31, 2018, we had 113 restructured loans that qualified as troubled debt restructurings, of which 108 loans were performing according to their restructured terms. Troubled debt restructurings represented 1.16% of gross loans as of March 31, 2018, compared to 1.24% at December 31, 2017.

Impaired loans of $7.2 million and $7.3 million were classified as accruing troubled debt restructurings at March 31, 2018 and December 31, 2017, respectively. For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of March 31, 2018 and December 31, 2017, we had one restructured commercial line of credit in nonaccrual status that had $295 thousand and $33 thousand in available credit, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of March 31, 2018 and December 31, 2017.

(Amounts in thousands)	March 31,	December 31,
Troubled Debt Restructurings	2018	2017
Accruing troubled debt restructurings
Commercial	$1,516	$1,551
Commercial real estate:
Real estate - commercial non-owner occupied	800	803
Residential real estate:
Real estate - residential - ITIN	4,554	4,614
Real estate - residential - equity lines	376	380
Total accruing troubled debt restructurings	$7,246	$7,348

Nonaccruing troubled debt restructurings
Commercial	$971	$863
Residential real estate:
Real estate - residential - ITIN	2,241	2,396
Real estate - residential - 1-4 family mortgage	—	296
Consumer and other	25	26
Total nonaccruing troubled debt restructurings	$3,237	$3,581
Total troubled debt restructurings

Commercial	$2,487	$2,414
Commercial real estate:
Real estate - commercial non-owner occupied	800	803
Residential real estate:
Real estate - residential - ITIN	6,795	7,010
Real estate - residential - 1-4 family mortgage	—	296
Real estate - residential - equity lines	376	380
Consumer and other	25	26
Total troubled debt restructurings	$10,483	$10,929

Total troubled debt restructurings to gross loans outstanding at period end	1.16%	1.24%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at March 31, 2018 increased $370 thousand to $12.3 million compared to $11.9 million at December 31, 2017. As a result of improved asset quality and net loan recoveries, no provision for loan and lease losses was deemed necessary during the three months ended March 31, 2018. During the year ended December 31, 2017, we recorded a $950 thousand provision for loan and lease losses.

We recorded net loan loss recoveries of $370 thousand for the three months ended March 31, 2018 compared to net loan charge-offs of $569 thousand for the year ended December 31, 2017. Recoveries of $760 thousand during the three months ended March 31, 2018 occurred primarily from one commercial loan and three residential real estate loans offset by charge-offs of $390 thousand primarily due to purchased consumer loans. Our ALLL as a percentage of gross loans was 1.37% and 1.36% as of March 31, 2018 and December 31, 2017.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the ALLL roll forward for the three months ended March 31, 2018, twelve months ended December 31, 2017 and the three months ended March 31, 2017. This table also includes impaired loan information at March 31, 2018, December 31, 2017 and March 31, 2017.

	For The Three Months Ended	For The Twelve Months Ended	For The Three Months Ended
(Amounts in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Beginning balance ALLL	$11,925	$11,544	$11,544
Provision for loan and lease loss charged to expense	—	950	200
Loans charged off	(390)	(1,502)	(447)
Loan and lease loss recoveries	760	933	344
Ending balance ALLL	$12,295	$11,925	$11,641

	At March 31, 2018	At December 31, 2017	At March 31, 2017
Nonaccrual loans:
Commercial	$1,109	$1,603	$2,534
Real estate - commercial non-owner occupied	—	—	1,196
Real estate - commercial owner occupied	—	600	654
Real estate - residential - ITIN	2,839	2,909	3,331
Real estate - residential - 1-4 family mortgage	188	606	1,337
Real estate - residential - equity lines	45	45	906
Consumer and other	35	36	39
Total nonaccrual loans	4,216	5,799	9,997
Accruing troubled-debt restructured loans:
Commercial	1,516	1,551	741
Real estate - commercial non-owner occupied	800	803	808
Real estate - residential - ITIN	4,554	4,614	4,761
Real estate - residential - equity lines	376	380	450
Total accruing restructured loans	7,246	7,348	6,760

All other accruing impaired loans	—	—	—
Total impaired loans	$11,462	$13,147	$16,757

Gross loans outstanding	$900,420	$879,835	$810,194

Ratio of ALLL to gross loans outstanding	1.37%	1.36%	1.44%
Nonaccrual loans to gross loans outstanding	0.47%	0.66%	1.23%

As of March 31, 2018, impaired loans totaled $11.5 million, of which $4.2 million were in nonaccrual status. Of the total impaired loans, $7.4 million or 109 were ITIN loans with an average balance of approximately $68 thousand. The remaining impaired loans consist of seven commercial loans, one commercial real estate loan, one residential mortgage, eight home equity loans and two consumer loans.

At March 31, 2018, impaired loans had a corresponding specific allowance of $1.1 million. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

The following table sets forth the allocation of the ALLL as of March 31, 2018 and December 31, 2017.

(Amounts in thousands)	March 31, 2018		December 31, 2017
ALLL	Amount	% Loan Category	Amount	% Loan Category
Commercial	$2,298	19%	$2,397	20%
Commercial real estate:
Real estate - construction and land development	94	1	82	1
Real estate - commercial non-owner occupied	5,062	41	4,698	40
Real estate - commercial owner occupied	1,742	14	1,734	15
Residential real estate:
Real estate - residential - ITIN	549	4	602	5
Real estate - residential - 1-4 family mortgage	150	1	151	1
Real estate - residential - equity lines	450	4	416	3
Consumer and other	1,473	12	1,435	12
Unallocated	477	4	410	3
Total ALLL	$12,295	100%	$11,925	100%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2018, the unallocated allowance amount represents 4% of the ALLL, compared to 3% at December 31, 2017. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

Natural Disasters

Wildfires

We have extended credit to borrowers in California's Napa and Sonoma counties where devastating fires caused widespread destruction in 2017. In those two counties we have made ten commercial real estate loans totaling $12.2 million. None of the real estate collateralizing our loans was burned. We have not seen any significant economic impact from the fires on the general economy of the region or our borrower’s specifically.

Hurricanes

Many of the loans that we have acquired from third party originators were made to borrowers who are located throughout the United States, other than in California. Some of those borrowers reside in portions of Texas, Florida, Georgia and Puerto Rico where hurricanes caused severe damage during the third quarter of 2017. The loans that were affected are primarily ITIN loans which are secured by 1st deeds of trust and consumer home improvement loans which are unsecured. These loans are not serviced by us and we are dependent on third party servicers for collection efforts, processing payment deferral requests and obtaining loss information. In accordance with disaster relief guidelines, extensions have been granted to 27 borrowers with loans totaling $396 thousand and we have increased our ALLL for purchased loan pools through increases to the qualitative factors in our ALLL calculation by $372 thousand.

Deposits

Total deposits as of March 31, 2018 were $1.0 billion compared to $1.1 billion at December 31, 2017, a decrease of $54.0 million or 20% annualized. The reduction in cash and cash equivalents from December 31, 2017 to March 31, 2018 reflects the seasonal decline in deposits which, in 2018, has been greater than it was in the prior two years. The following table presents the deposit balances by major category as of March 31, 2018, and December 31, 2017.

(Amounts in thousands)	March 31, 2018		December 31, 2017
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$301,981	29%	$305,650	28%
Interest-bearing demand	229,681	22	260,221	24
Money market accounts	232,870	22	236,769	21
Savings	107,986	10	110,837	10
Certificates of deposit, $100,000 or greater	137,483	13	148,438	13
Certificates of deposit, less than $100,000	38,750	4	40,817	4
Total	$1,048,751	100%	$1,102,732	100%

The following table sets forth the distribution of our year-to-date average daily balances and their respective average rates for the three months ended March 31, 2018, and the year ended December 31, 2017.

	For the Three Months Ended March 31, 2018		For the Year Ended December 31, 2017
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$234,269	0.15%	$209,792	0.13%
Money market accounts	236,171	0.23%	224,913	0.21%
Savings	110,725	0.22%	111,376	0.18%
Certificates of deposit	181,901	1.10%	205,648	1.06%
Interest-bearing deposits	763,066	0.41%	751,729	0.42%
Noninterest-bearing demand	307,397		289,735
Average total deposits	$1,070,463	0.29%	$1,041,464	0.30%

Federal Home Loan Bank of San Francisco borrowings	$12,444	1.53%	$—	—%
Other term debt, net	16,528	6.90%	18,283	6.39%
Junior subordinated debentures	10,310	3.23%	10,310	2.78%
Average total borrowings	$39,282	4.23%	$28,593	5.09%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit Maturity Schedule

The following table sets forth the maturities of certificates of deposit in amounts of $100,000 or more as of March 31, 2018.

(Amounts in thousands)	March 31,
Maturing in:	2018
Three months or less	$23,471
Three through six months	21,747
Six through twelve months	39,558
Over twelve months	52,707
Total	$137,483

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

In accordance with regulatory Call Report instructions, we filed quarterly Call Reports, which listed brokered deposits of $56.7 million, and $66.3 million at March 31, 2018 and December 31, 2017, respectively. These amounts were obtained through the CDARS and ICS programs.

Included in our certificates of deposit balances are $27.6 million of subscription time deposits obtained in years past through online deposit listing services. We no longer utilize online deposit listing services. These legacy deposits are not being renewed as they mature.

Borrowings

Term Debt

At March 31, 2018, we had total term debt outstanding with a carrying value of $46.1 million compared to $17.0 million at December 31, 2017. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of March 31, 2018 the Bank had $30.0 million Federal Home Loan Bank of San Francisco advances outstanding. There were no Federal Home Loan Bank of San Francisco advances outstanding at December 31, 2017. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the three months ended March 31, 2018 and the year ended December 31, 2017 was $12.4 million and $302 thousand, respectively. See Note 6 Term Debt in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings.

Senior Debt

In December of 2015, we entered into a senior debt loan agreement to borrow $10.0 million. The debt is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce, matures in 2020, and at March 31, 2018, had a balance of $6.2 million net of unamortized debt issuance costs. Interest on the senior debt is paid at a variable rate equal to three month LIBOR plus 400 basis points resetting monthly. The effective interest rate at March 31, 2018, was 6.22%

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The Subordinated Debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the Subordinated Debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points resetting quarterly. At March 31, 2018, the Subordinated Debt had a balance of $9.9 million net of unamortized debt issuance costs. The notes are due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July 2005, we participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at a rate equal to three month LIBOR plus 158 basis points (3.70% at March 31, 2018).

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds is public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of our total deposits at March 31, 2018 and December 31, 2017.

In addition to liquidity provided by core deposits, loan repayments and cash flows from securities, the Bank can borrow on established conditional federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank, or issue subscription / brokered certificates of deposit.

At March 31, 2018, the Bank had the following credit arrangements:

●

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $326.6 million; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	We have an available line of credit with the Federal Reserve Bank of $23.6 million subject to collateral requirements, namely the amount of pledged loans.
●

We have entered into nonbinding federal funds line of credit agreements with three financial institutions. The lines totaled $35.0 million at March 31, 2018 and had interest rates ranging from 1.89% to 2.56%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. We currently hold $23.8 million from our May 2017 public offering. Historically, our principal source of cash has been dividends received from the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. During the first quarter of 2018, the Bank paid a dividend of $1.5 million to the Holding Company.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $5.3 million was provided by operating activities during the three months ended March 31, 2018. The primary difference between net income and cash provided by operating activities is non-cash items including depreciation and amortization totaling $572 thousand and net amortization of investment premiums and accretion of discounts of $511 thousand.

Net cash of $13.3 million used in investing activities consisted principally of $20.3 million in purchases of investment securities and $20.3 million in net loan purchases and originations partially offset by $19.4 million in proceeds from sale of investment securities and $7.9 million in proceeds from maturities and payments of investment securities.

Net cash of $25.4 million used in financing activities consisted of a decrease in deposits of $53.0 million partially offset by a $29.1 million increase in net term debt.

CAPITAL RESOURCES

We use equity capital to support growth and pay dividends. The objective of effective capital management is to produce above market long-term returns. Our sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt or trust notes.

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

Generally speaking, effective January 1, 2015, the Final Rules did the following:

●	Created “Common Equity Tier 1 Capital Ratio,” which is a measure of regulatory capital closer to pure tangible common equity than the previous
●	Tier 1 definition;
●	Established a required minimum risk-based capital ratio for “Common Equity Tier 1 Capital Ratio” at 4.5%;
●	Increased the required minimum risk-based “Tier 1 Capital Ratio” to 6.0%:
●	Increased the required minimum risk-based “Total Capital Ratio” to 8.0%;
●	Increased the required minimum “Tier 1 Leverage Ratio” to 4.0%;

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●	Added a 2.50% capital conversation buffer to the minimum “Common Equity Tier 1 Capital Ratio”, “Tier 1 Capital Ratio” and “Total Capital Ratio”; and
●	Allowed for permanent grandfathering of non-qualifying instruments, such as our trust-preferred securities, subject to a limit of 25% of Tier 1 capital.

The Final Rules require the Bank and the Company to meet the capital conservation buffer requirement in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. The capital conservation buffer of 2.50% is added to the minimum capital ratios and is being phased in between 2016 and 2019. For 2018, the partially phased in buffer is 1.875%.

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

As of March 31, 2018, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of March 31, 2018, are presented in the following table.

	March 31, 2018
			Well	Minimum	Applicable	Minimum Capital
		Actual	Capitalized	Capital	2018 Capital	Ratio plus Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement	Conservation Buffer	Conservation Buffer
Holding Company:
Common Equity Tier 1 Capital Ratio	$128,491	12.35%	n/a	4.50%	1.875%	6.375%
Tier 1 Capital Ratio	$138,491	13.31%	n/a	6.00%	1.875%	7.788%
Total Capital Ratio	$161,481	15.52%	n/a	8.00%	1.875%	9.875%
Tier 1 Leverage Ratio	$138,491	11.11%	n/a	4.00%	n/a	n/a

Bank:
Common Equity Tier 1 Capital Ratio	$131,293	12.62%	6.50%	4.50%	1.875%	6.375%
Tier 1 Capital Ratio	$131,293	12.62%	8.00%	6.00%	1.875%	7.788%
Total Capital Ratio	$144,283	13.87%	10.00%	8.00%	1.875%	9.875%
Tier 1 Leverage Ratio	$131,293	10.51%	5.00%	4.00%	n/a	n/a

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1a - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017 for further detail on potential risks relating to the Subordinated Notes.

As part of an acquisition in 2016, we recorded a core deposit intangible of $1.8 million and goodwill of $665 thousand. When calculating capital ratios, goodwill and a portion of the core deposit intangibles are subtracted from Tier 1 capital. The deduction for core deposit intangibles is subject to a phase in period under the Basel III risk based capital rules. During 2017, 80% of the core deposit intangible was deducted from Tier 1 capital, and 100% in years thereafter. Both of these intangible assets are subtracted from tangible equity as part of the calculation of tangible book value per share.

Capital ratios for the Holding Company include the benefit of $26.8 million net proceeds from the sale of 2,738,096 shares of common stock in the second quarter of 2017.

Cash Dividends and Payout Ratios per Common Share

During the three months ended March 31, 2018 and the year ended December 31, 2017, we declared quarterly cash dividends of $0.03 per common share.

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

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Dividends declared per common share	$0.03	$0.03
Dividend payout ratio	15%	18%

OFF-BALANCE SHEET ARRANGEMENTS

Information regarding Off-Balance Sheet Arrangements is included in Note 7, Commitments and Contingencies, in the Notes to Consolidated Financial Statements incorporated in this document.

CONCENTRATION OF CREDIT RISK

Information regarding Concentration of Credit Risk is included in Note 7, Commitments and Contingencies, in the Notes to Consolidated Financial Statements incorporated in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of March 31, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of March 31, 2018, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first three months of 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a. Risk Factors

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2017, filed with the SEC on March 9, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not Applicable

b)	Not Applicable

c)	Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

The Holding Company and the Bank entered into amendments to certain employment agreements on May 3, 2018. The amendments to the employment agreements clarify that the change-in-control severance benefit provided for under the employment agreements is triggered by a termination of employment, by the company without cause or by the executive for good reason, within 12 months following the announcement of a prospective change in control or an actual change of control.

Item 6. Exhibits

10.1	Amendment to Amended and Restated Employment Agreement with Randall S. Eslick dated May 3, 2018
10.2	Amendment to Amended and Restated Employment Agreement with James A. Sundquist dated May 3, 2018
10.3	Amendment to Amended and Restated Employment Agreement with Samuel D. Jimenez dated May 3, 2018
10.4	Amendment to Amended and Restated Employment Agreement with Robert H. Muttera dated May 3, 2018
31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: May 4, 2018	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)