Form 10-Q
period 2018-06-30
Bank of Commerce Holdings
filed 2018-08-06
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of July 27, 2018: 16,317,902

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

June 30, 2018 and December 31, 2017

	June 30,	December 31,
(Amounts in thousands, except share information)	2018	2017
Assets:
Cash and due from banks	$23,996	$17,979
Interest-bearing deposits in other banks	15,690	48,991
Total cash and cash equivalents	39,686	66,970

Securities available-for-sale, at fair value	247,639	267,954

Loans, net of deferred fees and costs	938,579	881,545
Allowance for loan and lease losses	(12,388)	(11,925)
Net loans	926,191	869,620

Premises and equipment, net	13,908	14,748
Other real estate owned	140	35
Life insurance	22,155	21,898
Deferred tax asset, net	7,815	6,505
Goodwill and core deposit intangible, net	1,920	2,030
Other assets	22,050	19,661
Total assets	$1,281,504	$1,269,421

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$316,347	$305,650
Demand - interest-bearing	465,087	496,990
Savings	106,170	110,837
Certificates of deposit	166,925	189,255
Total deposits	1,054,529	1,102,732

Term debt:
Federal Home Loan Bank of San Francisco borrowings	60,000	—
Other borrowings	15,296	17,096
Less unamortized debt issuance costs	(115)	(138)
Net term debt	75,181	16,958

Junior subordinated debentures	10,310	10,310
Other liabilities	11,406	12,157
Total liabilities	1,151,426	1,142,157

Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: issued and outstanding - 16,317,902 as of June 30, 2018 and 16,271,563 as of December 31, 2017	52,043	51,830
Retained earnings	81,475	75,700
Accumulated other comprehensive loss, net of tax	(3,440)	(266)
Total shareholders' equity	130,078	127,264
Total liabilities and shareholders' equity	$1,281,504	$1,269,421

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

For the three and six months ended June 30, 2018 and 2017

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share information)	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$11,164	$9,758	$21,893	$19,142
Interest on taxable securities	1,278	872	2,487	1,661
Interest on tax-exempt securities	413	534	876	1,064
Interest on interest-bearing deposits in other banks	135	156	264	270
Total interest income	12,990	11,320	25,520	22,137
Interest expense:
Interest on demand deposits	215	184	436	332
Interest on savings deposits	64	47	123	94
Interest on certificates of deposit	488	545	983	1,074
Interest on Federal Home Loan Bank of San Francisco borrowings	267	3	314	3
Interest on other borrowings	279	295	560	588
Interest on junior subordinated debentures	97	71	179	137
Total interest expense	1,410	1,145	2,595	2,228
Net interest income	11,580	10,175	22,925	19,909
Provision for loan and lease losses	—	300	—	500
Net interest income after provision for loan and lease losses	11,580	9,875	22,925	19,409
Noninterest income:
Service charges on deposit accounts	175	142	351	269
ATM and point of sale fees	300	288	566	554
Fees on payroll and benefit processing	146	147	315	338
Life insurance	127	135	256	781
Gain on sale of investment securities, net	4	35	40	101
Federal Home Loan Bank of San Francisco dividends	95	54	175	157
Gain (loss) on sale of OREO	—	12	16	(59)
Other income	115	182	225	325
Total noninterest income	962	995	1,944	2,466
Noninterest expense:
Salaries and related benefits	4,513	4,147	9,368	9,005
Premises and equipment	1,016	1,054	2,087	2,102
Federal Deposit Insurance Corporation insurance premium	93	104	189	152
Data processing fees	471	451	903	857
Professional service fees	314	459	659	843
Telecommunications	178	223	394	434
Other expenses	1,086	1,288	2,104	2,323
Total noninterest expense	7,671	7,726	15,704	15,716
Income before provision for income taxes	4,871	3,144	9,165	6,159
Provision for income taxes	1,253	935	2,306	1,698
Net income	$3,618	$2,209	$6,859	$4,461

Earnings per share - basic	$0.22	$0.15	$0.42	$0.31
Weighted average shares - basic	16,245	15,014	16,237	14,220
Earnings per share - diluted	$0.22	$0.15	$0.42	$0.31
Weighted average shares - diluted	16,325	15,113	16,319	14,321

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and six months ended June 30, 2018 and 2017

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2018	2017	2018	2017
Net income	$3,618	$2,209	$6,859	$4,461

Available-for-sale securities:
Unrealized (losses) gains arising during the period	(984)	1,609	(4,391)	2,127
Income taxes	291	(662)	1,298	(875)
Change in unrealized (losses) gains, net of tax	(693)	947	(3,093)	1,252

Reclassification adjustment for realized gains included in net income	(4)	(35)	(40)	(101)
Income taxes	1	14	11	41
Realized gains, net of tax	(3)	(21)	(29)	(60)

Net (decrease) increase in unrealized gains on available-for-sale securities	(696)	926	(3,122)	1,192

Held-to-maturity securities:
Amortization of held-to-maturity fair value adjustment	—	(19)	—	(36)
Income taxes	—	8	—	15
Net change in fair value adjustment on held-to-maturity securities	—	(11)	—	(21)

Other comprehensive (loss) income	(696)	915	(3,122)	1,171
Comprehensive income – Bank of Commerce Holdings	$2,922	$3,124	$3,737	$5,632

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2017 and six months ended June 30, 2018 (Unaudited)

				Accumulated
				Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss) Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2017	13,373	$24,547	$70,218	$(659)	$94,106
Net income	—	—	7,344	—	7,344
Other comprehensive income, net of tax	—	—	—	393	393
Comprehensive income	—	—	—	—	7,737
Dividend on common stock ($0.12 per share)	—	—	(1,862)	—	(1,862)
Stock issued pursuant to public offering, net of underwriting discounts and expenses of $1.7 million	2,738	26,778	—	—	26,778
Stock compensation grants	4	41	—	—	41
Common stock issued under employee plans	30	—	—	—	—
Stock options exercised	52	245	—	—	245
Compensation expense associated with stock options	—	23	—	—	23
Compensation expense associated with restricted stock, net of cash paid when directly withholding shares for tax withholding purposes	—	196	—	—	196
Balance at December 31, 2017 (1)	16,197	$51,830	$75,700	$(266)	$127,264
(1) Excludes 74 unvested restricted shares

				Accumulated
				Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2018	16,197	$51,830	$75,700	$(266)	$127,264
Net income	—	—	6,859	—	6,859
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	52	(52)	—
Other comprehensive loss, net of tax	—	—	—	(3,122)	(3,122)
Comprehensive income	—	—	—	—	3,737
Dividend on common stock ($0.07 per share)	—	—	(1,136)	—	(1,136)
Stock compensation grants	5	45	—	—	45
Common stock issued under employee plans	23	—	—	—	—
Stock options exercised	22	123	—	—	123
Compensation expense associated with stock options	—	5	—	—	5
Compensation expense associated with restricted stock, net of cash paid when directly withholding shares for tax withholding purposes	—	40	—	—	40
Balance at June 30, 2018 (1)	16,247	$52,043	$81,475	$(3,440)	$130,078
(1) Excludes 71 unvested restricted shares

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2018 and June 30, 2017

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2018	2017
Cash flows from operating activities:
Net income	$6,859	$4,461
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	500
Provision for depreciation and amortization	945	1,049
Amortization of core deposit intangible	110	111
Amortization of debt issuance costs	23	23
Compensation expense associated with stock options	5	10
Compensation expense associated with restricted stock	143	105
Tax benefits from vesting of restricted stock	(35)	(45)
Net gain on sale or call of securities	(40)	(101)
Amortization of investment premiums and accretion of discounts, net	963	934
Amortization of held-to-maturity fair value adjustments	—	(36)
Gain on disposal of fixed assets	(5)	—
Write-down of other real estate owned	—	52
(Gain) loss on sale of OREO	(16)	59
Increase in cash surrender value of life insurance	(256)	(279)
Life insurance death benefit	—	(502)
(Decrease) increase in deferred compensation and salary continuation plans	(36)	23
Increase in deferred loan fees and costs	(53)	(217)
Decrease in other assets	386	778
Decrease in other liabilities	(767)	(1,664)
Net cash provided by operating activities	8,226	5,261

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	14,662	9,793
Proceeds from sale of available-for-sale securities	20,505	27,252
Purchases of available-for-sale securities	(21,501)	(70,487)
Investment in qualified affordable housing partnerships	(31)	(18)
Net (purchase) redemption of Federal Home Loan Bank of San Francisco stock	(1,355)	72
Loan originations, net of principal repayments	(61,439)	(15,913)
Net repayment on loan pools	4,781	3,456
Purchase of premises and equipment	(227)	(323)
Proceeds from the sale of other real estate owned	51	55
Proceeds from life insurance policy	—	2,249
Net cash used in investing activities	(44,554)	(43,864)

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2018	2017
Cash flows from financing activities:
Net (decrease) increase in demand deposits and savings accounts	$(25,873)	$50,554
Net decrease in certificates of deposit	(22,330)	(8,995)
Advances on term debt	210,000	30,000
Repayment of term debt	(151,800)	(30,617)
Proceeds from stock options exercised	123	220
Net proceeds from issuance of common stock	—	26,778
Cash paid when directly withholding shares for tax-withholding purposes	(103)	(85)
Cash dividends paid on common stock	(973)	(805)
Net cash provided by financing activities	9,044	67,050

Net (decrease) increase in cash and cash equivalents	(27,284)	28,447
Cash and cash equivalents at beginning of year	66,970	68,407
Cash and cash equivalents at end of period	$39,686	$96,854

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the six months ended June 30, 2018 and June 30, 2017

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2018	2017
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$2,725	$1,933
Interest	$2,560	$2,238
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$140	$924

Unrealized (loss) gain on investment securities available-for-sale	$(4,431)	$2,026
Changes in net deferred tax asset related to changes in unrealized loss (gain) on investment securities available-for-sale	1,309	(834)
Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities available-for-sale	$(3,122)	$1,192

Accretion of held-to-maturity investment securities from other comprehensive income to interest income	$—	$(36)
Changes in deferred tax related to accretion of held-to-maturity investment securities	—	15
Changes in accumulated other comprehensive income due to accretion of held-to-maturity investment securities	$—	$(21)

Reclassification of accumulated other comprehensive income due to tax rate change	$52	$—

Supplemental disclosures of non cash financing activities:
Vested stock issued under employee plans	$45	$41
Cash dividend declared on common shares and payable after period-end	$650	$486

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a bank holding company (“BHC”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce) and for Bank of Commerce Mortgage (inactive). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 are derived from the unaudited interim consolidated financial statements and audited consolidated financial statements and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2018 and December 31, 2017, the Company had one wholly-owned trust (“Trust”) formed in 2005 to issue trust-preferred securities and related common securities. The Company has not consolidated the accounts of the Trust in its Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trust are reflected in our Consolidated Balance Sheets.

Application of new accounting guidance

ASU No. 2014-09

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606. We adopted the standard on January 1, 2018, using the modified retrospective method, which resulted in no adjustment or significant impact to the timing of revenue recognition.

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

Our primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. For revenue sources that are within the scope of Topic 606, we fully satisfy our performance obligations and recognize revenue in the period it is earned as services are rendered. Transaction prices are typically fixed; charged on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with our customers.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

ASU No. 2016-01

Description - In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. We adopted the standard on January 1, 2018. Adoption of the standard resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 8 – Fair Values for further information regarding the valuation of these loans.

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

The following is a computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands, except per share information)	June 30,		June 30,
Earnings Per Share	2018	2017	2018	2017
Numerators:
Net income	$3,618	$2,209	$6,859	$4,461
Denominators:
Weighted average number of common shares outstanding - basic (1)	16,245	15,014	16,237	14,220
Effect of potentially dilutive common shares (2)	80	99	82	101
Weighted average number of common shares outstanding - diluted	16,325	15,113	16,319	14,321
Earnings per common share:
Basic	$0.22	$0.15	$0.42	$0.31
Diluted	$0.22	$0.15	$0.42	$0.31
Anti-dilutive options not included in diluted earnings per share calculation	—	—	—	—
Anti-dilutive restricted shares not included in diluted earnings per share calculation	—	—	—	—
(1) Excludes unvested restricted shares because they do not have dividend or voting rights
(2) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. SECURITIES

The following tables present the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of June 30, 2018, and December 31, 2017.

	As of June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$39,377	$126	$(509)	$38,994
Obligations of state and political subdivisions	57,867	1,365	(753)	58,479
Residential mortgage-backed securities and collateralized mortgage obligations	125,466	6	(4,254)	121,218
Corporate securities	4,054	6	(73)	3,987
Commercial mortgage-backed securities	25,541	11	(810)	24,742
Other asset-backed securities	217	2	—	219
Total	$252,522	$1,516	$(6,399)	$247,639

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$40,319	$196	$(146)	$40,369
Obligations of state and political subdivisions	77,412	1,910	(478)	78,844
Residential mortgage-backed securities and collateralized mortgage obligations	116,061	69	(1,538)	114,592
Corporate securities	5,079	18	(105)	4,992
Commercial mortgage-backed securities	26,995	24	(378)	26,641
Other asset-backed securities	2,540	4	(28)	2,516
Total	$268,406	$2,221	$(2,673)	$267,954

The following table presents the expected maturities of investment securities at June 30, 2018.

	Available-For-Sale
(Amounts in thousands)	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,509	$1,511
After one year through five years	74,398	72,826
After five years through ten years	95,363	93,157
After ten years	81,252	80,145
Total	$252,522	$247,639

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2018 and December 31, 2017 securities with a fair value of $60.1 million and $62.6 million, respectively, were pledged as collateral to secure public fund deposits, Federal Home Loan Bank of San Francisco borrowings and for other purposes as required by law.

The following table presents the cash proceeds from sales of securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Proceeds from sales of securities	$1,107	$13,326	$20,505	$27,252

Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$4	$30	$156	$81
Residential mortgage-backed securities and collateralized mortgage obligations	—	19	—	37
Corporate securities	—	9	—	10
Total gross realized gains on sales of securities	4	58	156	128

Gross realized losses on sales of securities:
Obligations of state and political subdivisions	—	—	(71)	—
Residential mortgage-backed securities and collateralized mortgage obligations	—	(23)	—	(24)
Corporate securities	—	—	—	(3)
Other asset-backed securities	—	—	(45)	—
Total gross realized losses on sales of securities	—	(23)	(116)	(27)
Gain on investment securities, net	$4	$35	$40	$101

Investment securities that were in an unrealized loss position as of June 30, 2018 and December 31, 2017 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of June 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$23,263	$(431)	$1,885	$(78)	$25,148	$(509)
Obligations of states and political subdivisions	14,930	(426)	7,569	(327)	22,499	(753)
Residential mortgage-backed securities and collateralized mortgage obligations	75,930	(2,399)	43,898	(1,855)	119,828	(4,254)
Corporate securities	—	—	2,957	(73)	2,957	(73)
Commercial mortgage-backed securities	10,417	(323)	12,558	(487)	22,975	(810)
Total temporarily impaired securities	$124,540	$(3,579)	$68,867	$(2,820)	$193,407	$(6,399)

	As of December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
U.S. government & agencies	$18,140	$(102)	$2,131	$(44)	$20,271	$(146)
Obligations of states and political subdivisions	15,030	(255)	8,368	(223)	23,398	(478)
Residential mortgage-backed securities and collateralized mortgage obligations	75,323	(827)	31,036	(711)	106,359	(1,538)
Corporate securities	—	—	2,934	(105)	2,934	(105)
Commercial mortgage-backed securities	11,162	(151)	10,026	(227)	21,188	(378)
Other asset-backed securities	2,167	(28)	—	—	2,167	(28)
Total temporarily impaired securities	$121,822	$(1,363)	$54,495	$(1,310)	$176,317	$(2,673)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2018 and December 31, 2017, the number of securities that were in an unrealized loss position was 167 and 138, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Our Investment Policy requires that at the time of purchase, securities are rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies. Management monitors the published credit ratings of our investment portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, and because we have no plans to sell the securities before the recovery of their amortized cost, and we believe the Bank has the ability to hold the securities to maturity these investments are not considered other-than-temporarily impaired.

The following table presents the characteristics of our securities that are in unrealized loss positions at June 30, 2018 and December 31, 2017.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	June 30, 2018 and December 31, 2017
U.S. government & agencies	Direct obligations of the U.S. Government or obligations guaranteed by U.S. Government agencies.
Obligations of states and political subdivisions	General obligation issuances or revenue securities secured by revenues from specific sources issued by municipalities and political subdivisions located within the U.S.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at June 30, 2018 and December 31, 2017, 61% and 56% were issued or guaranteed by U.S. government sponsored entities, respectively.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at June 30, 2018 and December 31, 2017, 90% were issued or guaranteed by U.S. government sponsored entities, respectively.

Other asset-backed securities	Obligations secured by high quality loans with good credit enhancements issued by non-governmental issuers.

NOTE 4. LOANS

Outstanding loan balances consisted of the following at June 30, 2018, and December 31, 2017.

(Amounts in thousands)	June 30,	December 31,
Loan Portfolio	2018	2017
Commercial	$139,670	$142,405
Commercial real estate:
Real estate - construction and land development	21,292	15,902
Real estate - commercial non-owner occupied	427,088	377,668
Real estate - commercial owner occupied	199,412	192,023
Residential real estate:
Real estate - residential - Individual Tax Identification Number (“ITIN”)	39,424	41,188
Real estate - residential - 1-4 family mortgage	33,391	30,377
Real estate - residential - equity lines	28,879	30,347
Consumer and other	47,660	49,925
Gross loans	936,816	879,835
Deferred fees and costs	1,763	1,710
Loans, net of deferred fees and costs	938,579	881,545
Allowance for loan and lease losses	(12,388)	(11,925)
Net loans	$926,191	$869,620

Certain loans are pledged as collateral with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. Pledged loans totaled $362.9 million and $420.0 million at June 30, 2018 and December 31, 2017, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

When we purchase loans they are typically purchased at a discount to enhance yield and compensate for credit risk. Gross loan balances in the table above include net purchase discounts of $2.7 million and $2.8 million as of June 30, 2018, and December 31, 2017.

Past Due Loans

An age analysis of past due loans (gross), segregated by class, as of June 30, 2018, and December 31, 2017, was as follows.

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
June 30, 2018	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$139,670	$139,670	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	21,292	21,292	—
Real estate - commercial non-owner occupied	—	—	—	—	427,088	427,088	—
Real estate - commercial owner occupied	—	—	—	—	199,412	199,412	—
Residential real estate:
Real estate - residential - ITIN	326	89	221	636	38,788	39,424	—
Real estate - residential - 1-4 family mortgage	—	—	—	—	33,391	33,391	—
Real estate - residential - equity lines	58	—	—	58	28,821	28,879	—
Consumer and other	112	91	9	212	47,448	47,660	—
Total	$496	$180	$230	$906	$935,910	$936,816	$—

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2017	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$142,405	$142,405	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	15,902	15,902	—
Real estate - commercial non-owner occupied	—	—	—	—	377,668	377,668	—
Real estate - commercial owner occupied	142	—	—	142	191,881	192,023	—
Residential real estate:
Real estate - residential - ITIN	555	122	462	1,139	40,049	41,188	—
Real estate - residential - 1-4 family mortgage	290	173	—	463	29,914	30,377	—
Real estate - residential - equity lines	141	—	—	141	30,206	30,347	—
Consumer and other	281	123	—	404	49,521	49,925	—
Total	$1,409	$418	$462	$2,289	$877,546	$879,835	$—

Nonaccrual Loans

Nonaccrual loans, segregated by loan class, were as follows as of June 30, 2018 and December 31, 2017.

(Amounts in thousands)	June 30,	December 31,
Nonaccrual Loans	2018	2017
Commercial	$1,358	$1,603
Commercial real estate:
Real estate - commercial owner occupied	—	600
Residential real estate:
Real estate - residential - ITIN	2,613	2,909
Real estate - residential - 1-4 family mortgage	184	606
Real estate - residential - equity lines	44	45
Consumer and other	33	36
Total	$4,232	$5,799

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $43 thousand and $76 thousand for the three months ended June 30, 2018 and 2017, respectively. We would have recognized additional interest income, net of tax, of approximately $84 thousand and $174 thousand for the six months ended June 30, 2018 and 2017, respectively.

Impaired Loans

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. The following tables summarize impaired loans by loan class as of June 30, 2018, and December 31, 2017.

	As of June 30, 2018
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$75	$90	$—
Residential real estate:
Real estate - residential - ITIN	6,434	8,085	—
Real estate - residential - 1-4 family mortgage	184	222	—
Real estate - residential - equity lines	44	49	—
Total with no related allowance recorded	$6,737	$8,446	$—

With an allowance recorded:
Commercial	$2,703	$2,791	$753
Commercial real estate:
Real estate - commercial non-owner occupied	799	799	119
Residential real estate:
Real estate - residential - ITIN	771	808	97
Real estate - residential - equity lines	372	372	186
Consumer and other	33	34	10
Total with an allowance recorded	$4,678	$4,804	$1,165

By loan class:
Commercial	$2,778	$2,881	$753
Commercial real estate	799	799	119
Residential real estate	7,805	9,536	283
Consumer and other	33	34	10
Total impaired loans	$11,415	$13,250	$1,165

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2017
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$672	$1,205	$—
Commercial real estate:
Real estate - commercial owner occupied	600	665	—
Residential real estate:
Real estate - residential - ITIN	5,895	7,516	—
Real estate - residential - 1-4 family mortgage	414	897	—
Real estate - residential - equity lines	45	49	—
Total with no related allowance recorded	$7,626	$10,332	$—

With an allowance recorded:
Commercial	$2,482	$2,540	$690
Commercial real estate:
Real estate - commercial non-owner occupied	803	803	77
Residential real estate:
Real estate - residential - ITIN	1,628	1,678	199
Real estate - residential - 1-4 family mortgage	192	226	2
Real estate - residential - equity lines	380	380	190
Consumer and other	36	36	11
Total with an allowance recorded	$5,521	$5,663	$1,169

By loan class:
Commercial	$3,154	$3,745	$690
Commercial real estate	1,403	1,468	77
Residential real estate	8,554	10,746	391
Consumer and other	36	36	11
Total impaired loans	$13,147	$15,995	$1,169

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$2,681	$20	$3,210	$9
Commercial real estate:
Real estate - commercial non-owner occupied	799	12	2,003	12
Real estate - commercial owner occupied	—	—	642	—
Residential real estate:
Real estate - residential - ITIN	7,237	42	8,061	40
Real estate - residential - 1-4 family mortgage	185	—	1,102	—
Real estate - residential - equity lines	418	5	1,338	5
Consumer and other	34	—	38	—
Total	$11,354	$79	$16,394	$66

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$2,635	$41	$3,303	$20
Commercial real estate:
Real estate - commercial non-owner occupied	801	23	2,003	23
Real estate - commercial owner occupied	—	—	726	2
Residential real estate:
Real estate - residential - ITIN	7,331	83	8,166	79
Real estate - residential - 1-4 family mortgage	255	—	1,415	—
Real estate - residential - equity lines	420	10	1,349	9
Consumer and other	34	—	107	—
Total	$11,476	$157	$17,069	$133

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

Troubled Debt Restructurings

At June 30, 2018 and December 31, 2017, impaired loans of $7.2 million and $7.3 million, respectively, were classified as performing restructured loans.

For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of June 30, 2018 and December 31, 2017, we had one restructured commercial line of credit in nonaccrual status that had $20 thousand and $33 thousand in available credit, respectively.

As of June 30, 2018, we had $10.4 million in troubled debt restructurings compared to $10.9 million as of December 31, 2017. As of June 30, 2018, we had 110 loans that qualified as troubled debt restructurings, all of which were modified in prior years and are performing according to their restructured terms. Troubled debt restructurings represented 1.11% of gross loans as of June 30, 2018, compared to 1.24% at December 31, 2017. For the three and six months ended June 30, 2017 there was one payment deferral modification with a pre-modification recorded investment of $81 thousand and a post-modification outstanding investment of $61 thousand. There were no loans modified as troubled debt restructuring during the 12 months ended June 30, 2018 or 2017, for which there was a subsequent payment default during the three and six months ended June 30, 2018 and 2017.

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

Performing and nonperforming loans, segregated by loan portfolio, were as follows at June 30, 2018 and December 31, 2017.

(Amounts in thousands)	June 30, 2018
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$138,312	$1,358	$139,670
Commercial real estate:
Real estate - construction and land development	21,292	—	21,292
Real estate - commercial non-owner occupied	427,088	—	427,088
Real estate - commercial owner occupied	199,412	—	199,412
Residential real estate:
Real estate - residential - ITIN	36,811	2,613	39,424
Real estate - residential - 1-4 family mortgage	33,207	184	33,391
Real estate - residential - equity lines	28,835	44	28,879
Consumer and other	47,627	33	47,660
Total	$932,584	$4,232	$936,816

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands)	December 31, 2017
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$140,802	$1,603	$142,405
Commercial real estate:
Real estate - construction and land development	15,902	—	15,902
Real estate - commercial non-owner occupied	377,668	—	377,668
Real estate - commercial owner occupied	191,423	600	192,023
Residential real estate:
Real estate - residential - ITIN	38,279	2,909	41,188
Real estate - residential - 1-4 family mortgage	29,771	606	30,377
Real estate - residential - equity lines	30,302	45	30,347
Consumer and other	49,889	36	49,925
Total	$874,036	$5,799	$879,835

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

The following tables summarize loans by internal risk grades and by loan class as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$111,385	$25,629	$34	$2,622	$—	$139,670
Commercial real estate:
Real estate - construction and land development	21,266	26	—	—	—	21,292
Real estate - commercial non-owner occupied	415,385	5,398	385	5,920	—	427,088
Real estate - commercial owner occupied	181,084	11,235	2,135	4,958	—	199,412
Residential real estate:
Real estate - residential - ITIN	33,483	—	—	5,941	—	39,424
Real estate - residential - 1-4 family mortgage	32,430	777	—	184	—	33,391
Real estate - residential - equity lines	27,247	1,314	—	318	—	28,879
Consumer and other	47,625	—	—	35	—	47,660
Total	$869,905	$44,379	$2,554	$19,978	$—	$936,816

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

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $245 thousand at June 30, 2018.

Allowance for Loan and Lease Losses

The following tables summarize the ALLL by portfolio for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30, 2018
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,298	$6,898	$1,149	$1,473	$477	$12,295
Charge-offs	(133)	—	(49)	(200)	—	(382)
Recoveries	350	—	47	78	—	475
Provision	(73)	193	(36)	(34)	(50)	—
Ending balance	$2,442	$7,091	$1,111	$1,317	$427	$12,388

	For the Three Months Ended June 30, 2017
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,649	$5,963	$1,490	$1,074	$465	$11,641
Charge-offs	—	—	(115)	(244)	—	(359)
Recoveries	36	—	19	51	—	106
Provision	165	109	(197)	256	(33)	300
Ending balance	$2,850	$6,072	$1,197	$1,137	$432	$11,688

	For the Six Months Ended June 30, 2018
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,397	$6,514	$1,169	$1,435	$410	$11,925
Charge-offs	(133)	—	(163)	(475)	—	(771)
Recoveries	803	—	293	138	—	1,234
Provision	(625)	577	(188)	219	17	—
Ending balance	$2,442	$7,091	$1,111	$1,317	$427	$12,388

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2017
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,849	$5,578	$1,716	$955	$446	$11,544
Charge-offs	(51)	—	(284)	(471)	—	(806)
Recoveries	235	27	94	94	—	450
Provision	(183)	467	(329)	559	(14)	500
Ending balance	$2,850	$6,072	$1,197	$1,137	$432	$11,688

The following tables summarize the ALLL and the recorded investment in loans and leases as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$753	$119	$283	$10	$—	$1,165
Collectively evaluated for impairment	1,689	6,972	828	1,307	427	11,223
Total	$2,442	$7,091	$1,111	$1,317	$427	$12,388
Gross loans:
Individually evaluated for impairment	$2,778	$799	$7,805	$33	$—	$11,415
Collectively evaluated for impairment	136,892	646,993	93,889	47,627	—	925,401
Total gross loans	$139,670	$647,792	$101,694	$47,660	$—	$936,816

	As of December 31, 2017
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$690	$77	$391	$11	$—	$1,169
Collectively evaluated for impairment	1,707	6,437	778	1,424	410	10,756
Total	$2,397	$6,514	$1,169	$1,435	$410	$11,925
Gross loans:
Individually evaluated for impairment	$3,154	$1,403	$8,554	$36	$—	$13,147
Collectively evaluated for impairment	139,251	584,190	93,358	49,889	—	866,688
Total gross loans	$142,405	$585,593	$101,912	$49,925	$—	$879,835

The ALLL totaled $12.4 million or 1.32% of total gross loans at June 30, 2018 and $11.9 million or 1.36% at December 31, 2017. As of June 30, 2018 and December 31, 2017, we had commitments to extend credit of $235.5 million and $227.7 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 was $695 thousand.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

We believe that the ALLL was adequate as of June 30, 2018. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of June 30, 2018, approximately 80% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2018 and December 31, 2017, the unallocated allowance amount represented 3% of the ALLL, respectively.

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

NOTE 5. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

Our investments in Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”) and deductible operating losses totaled $3.3 million at June 30, 2018. These investments are recorded in Other Assets with a corresponding funding obligation of $330 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. We have invested in four separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18-year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 3% and 6% over the life of the investment. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at June 30, 2018 and December 31, 2017. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the six months ended June 30, 2018 and 2017.

	At June 30, 2018			For the Six Months Ended June 30, 2018
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit (expense)
Raymond James California Housing Opportunities Fund II	$2,000	$1,093	$14	$100	$89	$11
WNC Institutional Tax Credit Fund 38, L.P.	1,000	537	—	63	53	10
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,365	316	113	111	2
California Affordable Housing Fund	2,454	257	—	15	24	(9)
Total	$7,954	$3,252	$330	$291	$277	$14

	At December 31, 2017			For the Six Months Ended June 30, 2017
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,182	$20	$112	$94	$18
WNC Institutional Tax Credit Fund 38, L.P.	1,000	589	—	70	53	17
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,476	341	136	100	36
California Affordable Housing Fund	2,454	282	—	88	88	—
Total	$7,954	$3,529	$361	$406	$335	$71

The following tables present our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended
	June 30, 2018		June 30, 2017
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$43	$8	$44	$12
WNC Institutional Tax Credit Fund 38, L.P.	28	4	28	7
Merritt Community Capital Corporation Fund XV, L.P.	48	8	54	14
California Affordable Housing Fund	1	6	32	12
Total	$120	$26	$158	$45

	For the Six Months Ended
	June 30, 2018		June 30, 2017
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$85	$15	$88	$24
WNC Institutional Tax Credit Fund 38, L.P.	56	7	57	13
Merritt Community Capital Corporation Fund XV, L.P.	96	17	108	28
California Affordable Housing Fund	2	13	63	25
Total	$239	$52	$316	$90

The tax credits and benefits were partially offset by the amortization of the principal investment balances of $138 thousand and $277 thousand for the three and six months ended June 30, 2018 respectively, compared to $164 thousand and $335 thousand for the comparable periods of 2017.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table reflects the anticipated net income tax benefit and expense at June 30, 2018 that is expected to be recognized over the remaining life of the investments.

(Amounts in thousands)
Qualified Affordable Housing Partnerships:	Raymond James	WNC Institutional	Merritt Community	California	Total Net
Anticipated net income tax benefit (expense)	California Housing	Tax Credit	Capital Corporation	Affordable	Income Tax
less amortization of investments	Opportunities Fund II	Fund 38, L.P.	Fund XV, L.P	Housing Fund	Benefit
2018	$11	$10	$2	$(8)	$15
2019	23	18	3	(14)	30
2020	23	17	3	(14)	29
2021	22	16	4	(14)	28
2022 and thereafter	41	42	9	(43)	49
Total	$120	$103	$21	$(93)	$151

NOTE 6. TERM DEBT

Term debt at June 30, 2018 and December 31, 2017 consisted of the following.

(Amounts in thousands)	June 30, 2018	December 31, 2017
Federal Home Loan Bank of San Francisco borrowings	$60,000	$—
Senior debt	5,296	7,096
Unamortized debt issuance costs	(4)	(6)
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	(111)	(132)
Net term debt	$75,181	$16,958

Future contractual maturities of term debt at June 30, 2018 are as follows.

(Amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Federal Home Loan Bank of San Francisco borrowings	$60,000	$—	$—	$—	$—	$—	$60,000
Senior debt	500	1,000	3,796	—	—	—	5,296
Subordinated debt	—	—	—	—	—	10,000	10,000
Total future maturities	$60,500	$1,000	$3,796	$—	$—	$10,000	$75,296

Federal Home Loan Bank of San Francisco Borrowings

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $330.6 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate mortgage loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and certain pledged securities held in the Bank’s investment securities portfolio.

The Bank had outstanding secured lines of credit from the Federal Home Loan Bank of San Francisco at June 30, 2018 of $60.0 million and no outstanding advances at December 31, 2017. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the six months ended June 30, 2018 and year ended December 31, 2017 was $34.0 million and $302 thousand respectively. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco under term advances at any month end during the six months ended June 30, 2018 and year ended December 31, 2017 was $70.0 million and $10.0 million respectively. The weighted average interest rate on Federal Home Loan Bank of San Francisco borrowings at June 30, 2018 was 2.04%.

As of June 30, 2018, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $5.9 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

We have pledged $449.1 million of our commercial and real estate mortgage loans as collateral for the line of credit with the Federal Home Loan Bank of San Francisco. As of June 30, 2018, we also pledged $25.5 million in securities to the Federal Home Loan Bank of San Francisco.

Senior Debt

In December of 2015, the Holding Company entered into a senior debt loan agreement to borrow $10.0 million from another financial institution. The original loan terms required monthly principal installments of $83 thousand, plus accrued and unpaid interest, commencing on January 1, 2016, continuing to, and including December 10, 2020 and a final scheduled payment of $5.0 million due on the maturity date of December 10, 2020. The loan may be prepaid in whole or in part at any time without any prepayment penalty. The principal amount of the loan bears interest at a variable rate, resetting monthly that is equal to the sum of the current three-month LIBOR plus 400 basis points. In December of 2015, the Holding Company incurred senior debt issuance costs of $15 thousand, which are being amortized over the initial term of the loan as additional interest expense. The loan is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce.

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

Other lines of credit

Federal Funds

We have entered into nonbinding federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $35.0 million at June 30, 2018 and had interest rates ranging from 2.14% to 2.78%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $23.1 million subject to collateral requirements, namely the amount of certain pledged loans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease nine sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based on predetermined escalation schedules. Substantially all of the leases include the option to extend the lease term one or more times following expiration of the initial term.

The following table sets forth rent expense and rent income for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Rent income (1)	$—	$9	$—	$31
Rent expense	230	211	461	394
Net rent expense	$230	$202	$461	$363
(1) Rental income is derived from OREO properties.

The following table sets forth, as of June 30, 2018, the future minimum lease payments under non-cancelable operating leases.

(Amounts in thousands)
Amounts due in:
2018	$426
2019	866
2020	884
2021	899
2022	807
Thereafter	1,367
Total	$5,249

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of our commitments and contingent liabilities at June 30, 2018 and December 31, 2017.

(Amounts in thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit	$225,019	$217,714
Standby letters of credit	7,113	6,692
Affordable housing grants	3,338	3,338
Total commitments and contingent liabilities	$235,470	$227,744

We were not required to perform on any financial guarantees during the six months ended June 30, 2018, or during the year ended December 31, 2017. At June 30, 2018 approximately $6.7 million of standby letters of credit expire within one year, and $382 thousand expire thereafter.

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

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at June 30, 2018 and December 31, 2017. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

Death Benefit Agreement

The Company has entered into agreements with certain employees to pay a cash benefit to designated beneficiaries following the death of the employee. The payment will be made only if, at the time of death, the deceased employee was employed by the Bank and the Bank owned a life insurance policy on the employee’s life. Depending on specific facts and circumstances, the payment amount can vary up to a maximum of $225 thousand per employee and may be taxable to the recipient. Neither the employee nor the designated recipient has a claim against the Bank’s life insurance policy on the employee’s life.

Legal Proceedings

We are involved in various pending and threatened legal actions arising in the ordinary course of business. We maintain reserves for losses from legal actions, which are both probable and estimable. In our opinion, the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

Concentrations of Credit Risk

We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 80% and 77% of our gross loan portfolio at June 30, 2018 and December 31, 2017.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. FAIR VALUES

The following table presents estimated fair values of our financial instruments as of June 30, 2018 and December 31, 2017, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as bank-owned life insurance policies. The prior period fair values for loans disclosed are not determined in a manner consistent with the current period fair values disclosed because of a change in the methodology.

(Amounts in thousands)	Carrying	Fair Value Measurements Using
June 30, 2018	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$39,686	$39,686	$—	$—
Securities available-for-sale	$247,639	$—	$247,639	$—
Net loans	$926,191	$—	$—	$923,682
Federal Home Loan Bank of San Francisco stock	$5,892	$5,892	$—	$—
Financial liabilities
Deposits	$1,054,529	$—	$1,052,120	$—
Term debt	$75,181	$—	$75,027	$—
Junior subordinated debenture	$10,310	$—	$10,372	$—

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2017	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$66,970	$66,970	$—	$—
Securities available-for-sale	$267,954	$—	$267,954	$—
Net loans	$869,620	$—	$—	$873,660
Federal Home Loan Bank of San Francisco stock	$4,536	$4,536	$—	$—
Financial liabilities
Deposits	$1,102,732	$—	$1,101,523	$—
Term debt	$16,958	$—	$16,918	$—
Junior subordinated debenture	$10,310	$—	$10,206	$—

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of June 30, 2018 and December 31, 2017.

(Amounts in thousands)	Fair Value at June 30, 2018
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$38,994	$—	$38,994	$—
Obligations of states and political subdivisions	58,479	—	58,479	—
Residential mortgage-backed securities and collateralized mortgage obligations	121,218	—	121,218	—
Corporate securities	3,987	—	3,987	—
Commercial mortgage-backed securities	24,742	—	24,742	—
Other asset-backed securities	219	—	219	—
Total assets measured at fair value	$247,639	$—	$247,639	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands)	Fair Value at December 31, 2017
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$40,369	$—	$40,369	$—
Obligations of states and political subdivisions	78,844	—	78,844	—
Residential mortgage-backed securities and collateralized mortgage obligations	114,592	—	114,592	—
Corporate securities	4,992	—	4,992	—
Commercial mortgage-backed securities	26,641	—	26,641	—
Other investment securities (1)	2,516	—	2,516	—
Total assets measured at fair value	$267,954	$—	$267,954	$—
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

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2018 or the year ended December 31, 2017.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables present information about our assets and liabilities at June 30, 2018 and December 31, 2017 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period.

The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at June 30, 2018
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Other real estate owned	$140	$—	$—	$140
Total assets measured at fair value	$140	$—	$—	$140

(Amounts in thousands)	Fair Value at December 31, 2017
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$60	$—	$—	$60
Other real estate owned	35	—	—	35
Total assets measured at fair value	$95	$—	$—	$95

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2018 and 2017 related to assets outstanding at June 30, 2018 and 2017.

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Fair value adjustments	2018	2017	2018	2017
Collateral dependent impaired loans	$—	$20	$—	$20
Other real estate owned	66	56	162	133
Total	$66	$76	$162	$153

During the six months ended June 30, 2018, five OREO properties with an aggregate carrying value of $302 thousand outstanding at period end were written down to their fair value of $140 thousand, resulting in a $162 thousand adjustment to the ALLL.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The OREO amount above represents impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. OREO fair values are adjusted for estimated selling costs that are based off the adjusted fair value are between 28% and 63%. We record OREO as a nonrecurring Level 3.

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

NOTE 9. PURCHASE OF FINANCIAL ASSETS

We have terminated an ongoing agreement to purchase a maximum par value of $50.0 million in unsecured consumer home improvement loans from a third party originator. Our agreement requires us to continue purchasing the loans for an additional six months after the notice of termination. The loans were purchased without recourse or servicing rights. Prior to the termination, as we received principal payments on these purchased loans, new loans were purchased and the outstanding par value remained at approximately $50.0 million. Under this agreement, through June 30, 2018, we have paid aggregate cash totaling $127.3 million, and received aggregate cash repayments of $82.5 million for $44.8 million in net loans outstanding. We record the acquired loans at fair value at the time of the purchase.

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
●

The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board and tariffs imposed by the US government or foreign governments;

●	Volatility in the capital or credit markets;
●	Changes in the financial performance and/or condition of our borrowers;
●	Our concentration in real estate lending;
●	Our reliance on a third party originator to supply us with consumer loans;
●

Developments and changes in laws and regulations, including the recent federal “Tax Cuts and Jobs Act”, “Economic Growth, Regulatory Relief, and Consumer Protection Act” and increased regulation of the banking industry through legislative action and revised rules and standards applied by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the California Department of Business Oversight;

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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2017 to June 30, 2018. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2018, compared to the same period in 2017. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

GENERAL

Bank of Commerce Holdings (“Holding Company,” “we,” or “us”) is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce) and Bank of Commerce Mortgage (“BOCM”) (inactive). The Holding Company together with the bank and BOCM are the (“Company”). We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II, which was organized in connection with our prior issuance of trust-preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Financial highlights for the second quarter of 2018 compared to the same quarter a year ago:

Performance

●

Net income of $3.6 million was an increase of $1.4 million (64%) from $2.2 million earned during the same period in the prior year. Earnings of $0.22 per share – diluted was an increase of $0.07 (47%) from $0.15 per share – diluted earned during the same period in the prior year and reflects the impact of 2,738,096 shares of common stock sold and issued in the second quarter of 2017.

●	Net interest income increased $1.4 million (14%) to $11.6 million compared to $10.2 million for the same period in the prior year.
●	Return on average assets improved to 1.14% compared to 0.76% for the same period in the prior year.
●	Return on average equity improved to 11.32% compared to 7.85% for the same period in the prior year.
●	Average loans totaled $922.7 million, an increase of $101.4 million (12%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.2 billion, an increase of $110.6 million (10%) compared the same period in the prior year.
●	Average deposits totaled $1.1 billion, an increase of $39.3 million (4%) compared the same period in the prior year.
o	Average non-maturing deposits totaled $884.0 million, an increase of $77.2 million (10%) compared to the same period in the prior year.
o	Average certificates of deposit totaled $170.8 million, a decrease of $37.9 million (18%) compared to the same period in the prior year.
●	The Company’s efficiency ratio was 61.16% compared to 69.17% for the same period in the prior year.
●	Book value per common share was $7.97 at June 30, 2018 compared to $7.75 at June 30, 2017.
●

Tangible book value per common share was $7.85 at June 30, 2018 compared to $7.61 at June 30, 2017. Tangible book value per share is computed by dividing total shareholders’ equity less goodwill and core deposit intangible, net by shares outstanding. Management believes that tangible book value per share is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy.

Credit Quality

●	Nonperforming assets at June 30, 2018 totaled $4.4 million or 0.34% of total assets, a decrease of $6.3 million (59%) compared to June 30, 2017.
●	Net loan recoveries were $93 thousand in the second quarter of 2018 compared with net charge-offs of $253 thousand for the same period in 2017.

Financial highlights for the first six months of 2018 compared to the same period a year ago:

Performance

●

Net income of $6.9 million was an increase of $2.4 million (54%) from $4.5 million earned during the same period in the prior year. Earnings of $0.42 per share – diluted was an increase of $0.11 (35%) from $0.31 per share – diluted earned during the same period in the prior year and reflects the impact of 2,738,096 shares of common stock sold and issued in the second quarter of 2017.

●	Net interest income increased $3.0 million (15%) to $22.9 million compared to $19.9 million for the same period in the prior year.
●	Return on average assets improved to 1.10% compared to 0.78% for the same period in the prior year.
●	Return on average equity improved to 10.84% compared to 8.66% for the same period in the prior year.
●	Average loans totaled $903.4 million, an increase of $89.3 million (11%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.2 billion, an increase of $108.8 million (10%) compared to average earning assets for the same period in the prior year.
●	Average deposits totaled $1.1 billion, an increase of $48.8 million (5%) compared to average deposits for the same period in the prior year.
o	Average non-maturing deposits totaled $886.2 million, an increase of $68.3 million (11%) compared to average non-maturing deposits for the same period in the prior year.
o	Average certificates of deposit totaled $176.3 million, a decrease of $35.6 million (17%) compared to average certificates of deposit for the same period in the prior year.
●	The Company’s efficiency ratio was 63.15% compared to 70.24% during the same period in the prior year.
●	Book value per common share was $7.97 at June 30, 2018 compared to $7.82 at December 31, 2017.
●	Tangible book value per common share was $7.85 at June 30, 2018 compared to $7.70 at December 31, 2017.

Credit Quality

●	Nonperforming assets at June 30, 2018 totaled $4.4 million or 0.34% of total assets, a decrease of $1.5 million (51% annualized) since December 31, 2017.
●	Net loan recoveries were $463 thousand for the first six months of 2018 compared with net charge-offs of $356 thousand for the same period in the prior year.

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

Valuation and Impairment of Investment Securities

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, we use our best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these consolidated financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 8 Fair Values in the Notes to Consolidated Financial Statements incorporated in this document.

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

Methods and timing of adoption – For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard will require us to apply the new lease guidance to all comparative periods presented in our financial statements. A proposal was issued in January of 2018 that would permit presentation on a prospective basis, but is not yet final.

Expected financial statement impact – We estimate the new leasing standard will result in a new lease asset and related lease liability of approximately $4.2 million related to our current operating leases.

SOURCES OF INCOME

We derive our income primarily from net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income is impacted by many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. In recent years, we originated higher volumes of longer term fixed rate loans. These loans, combined with the structure of our investment portfolio and our funding mix have caused the Company to be more liability sensitive, which could negatively impact earnings in a rapidly rising interest rate environment.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Second Quarter of 2018 Compared With Second Quarter of 2017

Net income for the second quarter of 2018 increased $1.4 million compared to the second quarter of 2017. In the current quarter, net interest income was $1.4 million higher, provision for loan and lease losses was $300 thousand lower and noninterest expense was $55 thousand lower. These positive changes were offset by noninterest income that was $33 thousand lower, and a provision for income taxes that was $318 thousand higher.

First Six Months of 2018 Compared with First Six Months of 2017

Net income for the first six months of 2018 increased $2.4 million compared to the first six months of 2017. In the current year, net interest income was $3.0 million higher, provision for loan and lease losses was $500 thousand lower and noninterest expense was $12 thousand lower. These positive changes were offset by noninterest income that was $522 thousand lower, and a provision for income taxes that was $608 thousand higher.

Return on Average Assets and Average Total Equity

The following table presents the returns on average assets and average total equity for the three and six months ended June 30, 2018 and 2017. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Return on average assets	1.14%	0.76%	1.10%	0.78%
Return on average total equity	11.32%	7.85%	10.84%	8.66%

NET INTEREST INCOME AND NET INTEREST MARGIN

For the three months ended June 30, 2018 compared to the same period a year ago, net interest income increased $1.4 million.

Interest income for the three months ended June 30, 2018 increased $1.7 million or 15% to $13.0 million:

●	Interest and fees on loans increased $1.4 million due to a $101.4 million increase in average loan balances and an eight basis point increase in the average yield on the loan portfolio.

●	Interest on securities increased $285 thousand due to a $38.9 million increase in average securities balances and a five basis point increase in the average yield on the securities portfolio.

●

Interest on interest-bearing deposits due from banks decreased $21 thousand primarily due to a $29.7 million decrease in average interest-bearing deposit balances, partially offset by an 80 basis point increase in average yield resulting from increased fed funds rates.

Interest expense for the three months ended June 30, 2018 increased $265 thousand or 23% to $1.4 million:

●

Interest expense on interest bearing deposits decreased $9 thousand. Average interest-bearing demand and savings deposit balances increased $43.0 million, while average certificate of deposit balances decreased $37.9 million. The average rate paid on interest-bearing deposits decreased one basis point.

●	Interest expense on other interest bearing liabilities increased $274 thousand primarily due to increased borrowings from the Federal Home Loan Bank of San Francisco.

For the six months ended June 30, 2018 compared to the same period a year ago, net interest income increased $3.0 million.

Interest income for the six months ended June 30, 2018 increased $3.4 million or 15% to $25.5 million.

●	Interest and fees on loans increased $2.8 million due to an $89.3 million increase in average loan balances and a 15 basis point increase in the average yield on the loan portfolio.
●	Interest on investment securities increased $638 thousand due to a four basis point increase in average yield and a $46.4 million increase in average securities balances.
●	Interest on interest-bearing deposits due from banks decreased $6 thousand due to a $27.0 million decrease in average balance partially offset by a 78 basis point increase average yields.

Interest expense for the six months ended June 30, 2018 increased $367 thousand or 16% to $2.6 million.

●

Interest expense on deposits increased $42 thousand as average interest-bearing demand and savings deposits increased $45.0 million, average certificates of deposit declined $35.6 million and the average rate paid on interest-bearing deposits was unchanged.

●

Interest expense on borrowings from the Federal Home loan Bank of San Francisco increased $311 thousand. Federal Home loan Bank of San Francisco borrowings averaged $34.0 million compared to an average balance of $608 thousand in the prior year.

●	Interest expense on other borrowings and junior subordinated debentures increased $14 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Paid

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$922,687	$11,164	4.85%	$821,321	$9,758	4.77%
Taxable securities	206,247	1,278	2.49%	143,705	872	2.43%
Tax-exempt securities	50,306	413	3.29%	73,927	534	2.90%
Interest-bearing deposits in other banks	29,041	135	1.86%	58,691	156	1.07%
Average interest-earning assets	1,208,281	12,990	4.31%	1,097,644	11,320	4.14%
Cash and due from banks	19,880			17,364
Premises and equipment, net	14,167			15,809
Other assets	34,369			39,630
Average total assets	$1,276,697			$1,170,447

Interest-bearing liabilities:
Interest-bearing demand	$467,651	215	0.18%	$421,888	184	0.17%
Savings deposits	107,108	64	0.24%	109,857	47	0.17%
Certificates of deposit	170,824	488	1.15%	208,703	545	1.05%
Federal Home Loan Bank of San Francisco borrowings	55,275	267	1.94%	1,209	3	1.00%
Other borrowings	15,614	279	7.17%	18,330	295	6.46%
Junior subordinated debentures	10,310	97	3.77%	10,310	71	2.76%
Average interest-bearing liabilities	826,782	1,410	0.68%	770,297	1,145	0.60%
Noninterest-bearing demand	309,199			275,039
Other liabilities	12,535			12,256
Shareholders’ equity	128,181			112,855
Average liabilities and shareholders’ equity	$1,276,697			$1,170,447
Net interest income and net interest margin (4)		$11,580	3.84%		$10,175	3.72%
Tax equivalent net income and net interest margin (3)		$11,690	3.88%		$10,450	3.82%
(1)Interest income on loans is net of deferred fees and costs of approximately $145 thousand and $131 thousand for the three months ended June 30, 2018 and 2017, respectively.
(2) Net loans includes average nonaccrual loans of $4.2 million and $9.8 million for the three months ended June 30, 2018 and 2017, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 21% for 2018 and at a 34% tax rate for 2017. The amount of such adjustments was an addition to recorded income of approximately $110 thousand and $275 thousand for the three months ended June 30, 2018 and 2017.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(5) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively, and annualizing the result.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$903,389	$21,893	4.89%	$814,098	$19,142	4.74%
Taxable securities	205,777	2,487	2.44%	140,660	1,661	2.38%
Tax-exempt securities	55,021	876	3.21%	73,726	1,064	2.91%
Interest-bearing deposits in other banks	30,967	264	1.72%	57,920	270	0.94%
Average interest-earning assets	1,195,154	25,520	4.31%	1,086,404	22,137	4.11%
Cash and due from banks	18,767			17,120
Premises and equipment, net	14,361			15,986
Other assets	34,428			39,928
Average total assets	$1,262,710			$1,159,438

Interest-bearing liabilities:
Interest-bearing demand	$469,038	436	0.19%	$421,156	332	0.16%
Savings deposits	108,907	123	0.23%	111,742	94	0.17%
Certificates of deposit	176,332	983	1.12%	211,934	1,074	1.02%
Federal Home Loan Bank of San Francisco borrowings	33,978	314	1.86%	608	3	1.00%
Other borrowings	16,069	560	7.03%	18,463	588	6.25%
Junior subordinated debentures	10,310	179	3.50%	10,310	137	2.68%
Average interest-bearing liabilities	814,634	2,595	0.64%	774,213	2,228	0.58%
Noninterest-bearing demand	308,304			268,994
Other liabilities	12,144			12,343
Shareholders’ equity	127,628			103,888
Average liabilities and shareholders’ equity	$1,262,710			$1,159,438
Net interest income and net interest margin (4)		$22,925	3.87%		$19,909	3.70%
Tax equivalent net interest income and net interest margin (3)		$23,158	3.91%		$20,457	3.80%
(1) Interest income on loans is net of deferred fees and costs of approximately $282 thousand and $328 thousand for the six months ended June 30, 2018 and 2017, respectively.
(2) Net loans includes average nonaccrual loans of $4.5 million and $10.3 million for the six months ended June 30, 2018 and 2017, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and at a 34% tax rate for 2017. The amount of such adjustments was an addition to recorded income of approximately $233 thousand and $548 thousand for the six months ended June 30, 2018 and 2017, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three and six months ended June 30, 2018 and 2017. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended June 30, 2018 Over Three Months Ended June 30, 2017
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$1,224	$182	$1,406
Taxable securities	387	19	406
Tax-exempt securities (1)	(247)	(39)	(286)
Interest-bearing deposits in other banks	(103)	82	(21)
Total increase	1,261	244	1,505

Increase (decrease) in interest expense:
Interest-bearing demand	21	10	31
Savings deposits	(1)	18	17
Certificates of deposit	(118)	61	(57)
Federal Home Loan Bank of San Francisco borrowings	259	5	264
Other borrowings	(63)	47	(16)
Junior subordinated debentures	—	26	26
Total increase	98	167	265
Net increase	$1,163	$77	$1,240
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 21% tax rate for 2018 and 34% for 2017.

	Six Months Ended June 30, 2018 Over Six Months Ended June 30, 2017
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$2,150	$601	$2,751
Taxable securities	786	40	826
Tax-exempt securities (1)	(385)	(119)	(504)
Interest-bearing deposits in other banks	8	(14)	(6)
Total increase	2,559	508	3,067

Increase (decrease) in interest expense:
Interest-bearing demand	40	64	104
Savings deposits	(2)	31	29
Certificates of deposit	(225)	134	(91)
Federal Home Loan Bank of San Francisco borrowings	306	5	311
Other borrowings	(103)	75	(28)
Junior subordinated debentures	—	42	42
Total increase	16	351	367
Net increase	$2,543	$157	$2,700
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 21% tax rate for 2018 and 34% for 2017.

PROVISION FOR LOAN AND LEASE LOSSES

As a result of improved asset quality and net loan loss recoveries, no provision for loan and lease losses was necessary during the six months ended June 30, 2018. We recorded a $200 thousand provision for loan and lease losses during the three months ended March 31, 2017 and $300 thousand provision for loan and lease losses during the three months ended June 30, 2017. See Note 4 Loans in the Notes to Consolidated Financial Statements for further discussion.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

The following table presents the key components of noninterest income for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(Amounts in thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$175	$142	$33	23%	$351	$269	$82	30%
ATM and point of sale	300	288	12	4%	566	554	12	2%
Payroll and benefit processing fees	146	147	(1)	(1%)	315	338	(23)	(7%)
Life insurance	127	135	(8)	(6%)	256	781	(525)	(67%)
Gain on investment securities, net	4	35	(31)	(89%)	40	101	(61)	(60%)
Federal Home Loan Bank of San Francisco dividends	95	54	41	76%	175	157	18	11%
Gain (loss) on sale of OREO	—	12	(12)	(100%)	16	(59)	75	127%
Other	115	182	(67)	(37%)	225	325	(100)	(31%)
Total noninterest income	$962	$995	$(33)	(3%)	$1,944	$2,466	$(522)	(21%)

Noninterest income for the three months ended June 30, 2018 decreased $33 thousand compared to the second quarter for 2017, a variance not concentrated in any one item. Noninterest income for the six months ended June 30, 2018 decreased $522 thousand compared to the first six months of 2017. During the first quarter of 2017 we recognized income from life insurance death benefit proceeds of $502 thousand.

NONINTEREST EXPENSE

The following table presents the key components of noninterest expense for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(Amounts in thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Noninterest expense:
Salaries & related benefits	$4,513	$4,147	$366	9%	$9,368	$9,005	$363	4%
Premises & equipment	1,016	1,054	(38)	(4%)	2,087	2,102	(15)	(1%)
Federal Deposit Insurance Corporation insurance premium	93	104	(11)	(11%)	189	152	37	24%
Data processing fees	471	451	20	4%	903	857	46	5%
Professional service fees	314	459	(145)	(32%)	659	843	(184)	(22%)
Telecommunications	178	223	(45)	(20%)	394	434	(40)	(9%)
Other	1,086	1,288	(202)	(16%)	2,104	2,323	(219)	(9%)
Total noninterest expense	$7,671	$7,726	$(55)	(1%)	$15,704	$15,716	$(12)	(0%)

Noninterest expense for the three months ended June 30, 2018 decreased $55 thousand compared to the same period a year previous. Noninterest expense for the six months ended June 30, 2018 decreased $12 thousand compared to the same period a year previous. The variance for both periods reflects increased compensation costs in our Sacramento market offset by reduced reliance on professional consultants and reductions in various other nonrecurring expenses.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Income before provision for income taxes	$4,871	$3,144	$9,165	$6,159
Provision for income taxes	$1,253	$935	$2,306	$1,698
Effective tax rate	25.72%	29.74%	25.16%	27.57%

For the three months ended June 30, 2018, our income tax provision of $1.3 million on pre-tax income of $4.9 million resulted in an effective tax rate of 25.72%. This compares with a provision for income taxes for the same quarter in the prior year of $935 thousand on pretax income of $3.1 million (29.74% effective tax rate). The lower effective tax rate in 2018 reflects the benefits of the Tax Cuts and Jobs Act of 2017 that reduced the federal corporate tax rate from a graduated rate of 35% to a flat rate of 21%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2017, the effective tax rate of 27.57% included life insurance death benefits of $502 thousand, which were not subject to income tax. If the death benefits were excluded from pretax income, the effective tax rate would have been 30.02%. The lower effective tax rate in 2018 again reflects the benefits of the Tax Cuts and Jobs Act of 2017.

Cost Segregation Review

We have initiated a cost segregation study, which will shorten the depreciable lives of certain assets and accelerate the tax depreciation deduction on our 2017 federal income tax return. As a result, upon completion of the study, our 2018 book provision for income taxes will benefit.

Amended Tax Returns

In September of 2016, we filed amended federal and state tax returns for tax years 2011, 2012, 2013, and 2014. The amendments were filed to properly recognize tax events in years 2011 and 2013 that were improperly recognized in years 2011 through 2014. The IRS rejected the 2011 amended tax return citing the statute for assessment had expired. Accordingly, $988 thousand of taxes due to the taxing authorities pursuant to the 2011 amended federal tax return was returned to us. As of June 30, 2018 we continue to recognize 100% of the tax liability relating to our 2011 amended federal tax return because we believe it is more likely than not, our tax position would be sustained upon reexamination by the IRS or through the litigation process. We do not expect to reconsider or reverse our tax position until the statute of limitations expires on the 2014 amended federal tax return in September of 2018, and until we believe it is more likely than not that the taxes due cannot be recouped. If we reverse our tax position, we will recognize the $988 thousand in our provision for income taxes and our effective tax rate will be significantly reduced.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2018, we had total consolidated assets of $1.3 billion, gross loans of $936.8 million, allowance for loan and lease losses (“ALLL”) of $12.4 million, total deposits of $1.1 billion, and shareholders’ equity of $130.1 million.

As of June 30, 2018, we maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $24.0 million. We also held interest-bearing deposits in the amount of $15.7 million.

Available-for-sale investment securities totaled $247.6 million at June 30, 2018, compared to $268.0 million at December 31, 2017. Our investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations.

During the first six months of 2018, we purchased 13 securities with a par value of $20.8 million and weighted average yield of 3.10% and sold 31 securities with a par value of $19.8 million and weighted average yield of 2.32%. The sales activity on available-for-sale securities resulted in $40 thousand in net realized gains for the six months ended June 30, 2018. During the six months ended June 30, 2018, we also received $14.7 million in proceeds from principal payments, calls and maturities within the available-for-sale securities portfolio.

At June 30, 2018, our net unrealized losses on available-for-sale investment securities were $4.9 million compared to net unrealized losses of $452 thousand at December 31, 2017. The unrealized losses arising during the six months ended June 30, 2018 were driven by significant changes in market interest rates and no investments were considered other-than-temporarily impaired.

We recorded gross loan balances of $936.8 million at June 30, 2018, compared to $879.8 million at December 31, 2017, an increase of $57.0 million. The increase in gross loans compared to December 31, 2017 was organic and did not rely on loan pool purchases.

The ALLL at June 30, 2018 increased $463 thousand to $12.4 million compared to $11.9 million at December 31, 2017. At June 30, 2018, relying on our ALLL methodology, which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $1.6 million to $4.2 million, or 0.45% of gross loans, as of June 30, 2018, compared to $5.8 million, or 0.66% of gross loans as of December 31, 2017. The decrease in nonperforming loans was primarily due to repayments totaling $1.2 million from one commercial loan and one commercial real estate loan.

Past due loans as of June 30, 2018 decreased $1.4 million to $906 thousand, compared to $2.3 million as of December 31, 2017. The decrease in past due loans was primarily due to the sale of two residential real estate loans for $290 thousand and the transfer of five residential real estate loans to OREO. We believe that risk grading for past due loans appropriately reflects the risk associated with the past due loans. See Note 4 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $13.9 million at June 30, 2018, a decrease of $840 thousand compared to $14.7 million at December 31, 2017.

Our OREO balance at June 30, 2018 was $140 thousand compared to $35 thousand at December 31, 2017. For the six months ended June 30, 2018, we transferred five foreclosed properties in the amount of $140 thousand to OREO. During the six months ended June 30, 2018, we sold one property with a balance of $51 thousand for a net gain of $16 thousand.

Bank-owned life insurance increased $105 thousand during the six months ended June 30, 2018 to $22.2 million compared to $21.9 million at December 31, 2017.

Other assets, which include the Bank’s investment qualified zone academy bonds, Federal Home Loan Bank of San Francisco stock and low-income housing tax credit partnerships totaled $22.1 million at June 30, 2018 compared to $19.7 million at December 31, 2017.

Total deposits at June 30, 2018, decreased $48.2 million or 9% annualized to $1.1 billion compared to December 31, 2017.

●	Total non-maturing deposits increased $47.8 million or 6% compared to the same date a year ago and decreased $25.9 million or 6% annualized compared to December 31, 2017.
●	Certificates of deposit decreased $39.5 million or 19% compared to the same date a year ago and decreased $22.3 million or 24% annualized compared to December 31, 2017.

Other liabilities which include the Bank’s income tax liabilities, supplemental executive retirement plan and funding obligation for investments in qualified affordable housing partnerships decreased $751 thousand to $11.4 million as of June 30, 2018 compared to $12.2 million at December 31, 2017.

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

The carrying value of our available-for-sale investment securities totaled $247.6 million at June 30, 2018, compared to $268.0 million at December 31, 2017. The following table presents the carrying value of the investment securities portfolio by classification and major type as of June 30, 2018 and December 31, 2017.

	June 30,	December 31,
(Amounts in thousands)	2018	2017
Available-for-sale securities: (1)
U.S. government & agencies	$38,994	$40,369
Obligations of state and political subdivisions	58,479	78,844
Residential mortgage-backed securities and collateralized mortgage obligations	121,218	114,592
Corporate securities	3,987	4,992
Commercial mortgage-backed securities	24,742	26,641
Other asset-backed securities	219	2,516
Total	$247,639	$267,954
(1) Available-for-sale securities are reported at fair value.

The following table presents information regarding the amortized cost, maturity structure and average yield of the investment portfolio at June 30, 2018.

				Over One Through		Over Five Through
	Within One Year			Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield		Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$—	—%		$—	—%	$4,390	2.64%	$34,987	2.62%	$39,377	2.62%
Obligations of state and political subdivisions	99	6.85%		13,332	3.40%	22,463	3.28%	21,973	3.16%	57,867	3.27%
Residential mortgage-backed securities and collateralized mortgage obligations	387	(0.70	% )	59,036	2.52%	62,778	2.89%	3,265	3.20%	125,466	2.71%
Corporate securities	1,023	3.38%		2,030	3.58%	1,001	2.29%	—	—%	4,054	3.21%
Commercial mortgage-backed securities	—	—%		—	—%	4,731	2.23%	20,810	2.51%	25,541	2.46%
Other asset-backed securities	—	—%		—	—%	—	—%	217	4.32%	217	4.32%
Total	$1,509	2.58%		$74,398	2.70%	$95,363	2.93%	$81,252	2.77%	$252,522	2.81%

(1) The maturities for the collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

Loan Portfolio

Loan Concentrations

Historically, we have concentrated our loan origination activities primarily within El Dorado, Placer, Sacramento, and Shasta counties in California. In recent years, our loan origination activity has expanded to include other portions of California and northern Nevada and we have purchased loans from third party originators made to borrowers who are located throughout the United States. We manage our credit risk through various diversifications of our loan portfolio, the application of sound underwriting policies and procedures, and ongoing credit monitoring practices. Generally, the loans are secured by real estate or other assets. Repayment is expected from the borrower’s cash flows or cash flows from real estate investments.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of June 30, 2018 and December 31, 2017.

(Amounts in thousands)	June 30,		December 31,
Loan Portfolio	2018	%	2017	%
Commercial	$139,670	15%	$142,405	16%
Commercial real estate:
Real estate - construction and land development	21,292	2	15,902	2
Real estate - commercial non-owner occupied	427,088	46	377,668	43
Real estate - commercial owner occupied	199,412	21	192,023	22
Residential real estate:
Real estate - residential - ITIN	39,424	4	41,188	5
Real estate - residential - 1-4 family mortgage	33,391	4	30,377	3
Real estate - residential - equity lines	28,879	3	30,347	3
Consumer and other	47,660	5	49,925	6
Gross loans	936,816	100%	879,835	100%
Deferred loan fees and costs	1,763		1,710
Loans, net of deferred fees and costs	938,579		881,545
Allowance for loan and lease losses	(12,388)		(11,925)
Net loans	$926,191		$869,620

The following table sets forth the maturity and fixed or variable rate distribution of our gross loans outstanding as of June 30, 2018.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$34,304	$59,361	$46,005	$139,670
Commercial real estate:
Real estate - construction and land development	7,645	4,439	9,208	21,292
Real estate - commercial non-owner occupied	5,541	106,774	314,773	427,088
Real estate - commercial owner occupied	11,183	19,590	168,639	199,412
Residential real estate:
Real estate - residential - ITIN	—	—	39,424	39,424
Real estate - residential - 1-4 family mortgage	498	2,027	30,866	33,391
Real estate - residential - equity lines	43	3,212	25,624	28,879
Consumer and other	376	45,760	1,524	47,660
Gross loans	$59,590	$241,163	$636,063	$936,816
Loans due after one year with:
Fixed rates		$166,447	$200,563	$367,010
Variable rates		74,716	435,500	510,216
Total		$241,163	$636,063	$877,226

Loans with unique characteristics

We own a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are geographically disbursed throughout the United States and are made to legal United States residents who do not possess a social security number. The ITIN loan portfolio is serviced by a third party. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we become responsible for servicing of these ITIN loans, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense.

Purchased Loans

In addition to loans we have originated, the loan portfolio includes purchased loan pools and purchased participations. Purchased loans are recorded at their fair value at the acquisition date. Additional information regarding the individual purchased loan pools can be found in Note 9 Purchase of Financial Assets in the Notes to Consolidated Financial Statements in this document.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the recorded investment in purchased loans at June 30, 2018 and December 31, 2017.

(Amounts in thousands)	June 30, 2018		December 31, 2017
Loan Type	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$101	—%	$108	—%
Commercial real estate	29,673	3%	30,195	3%
Residential real estate	54,435	6%	56,735	6%
Consumer and other	45,884	5%	47,836	5%
Total purchased loans	$130,093	14%	$134,874	14%

We have terminated an ongoing agreement to purchase a maximum par value of $50.0 million in unsecured consumer home improvement loans from a third party originator. Our agreement requires us to continue purchasing loans for six months following the notice of termination, although the loan originator may not enforce this clause.

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

The following table summarizes our nonperforming assets as of June 30, 2018 and December 31, 2017.

(Amounts in thousands)	June 30,	December 31,
Nonperforming Assets	2018	2017
Commercial	$1,358	$1,603
Commercial real estate:
Real estate - commercial owner occupied	—	600
Total commercial real estate	—	600
Residential real estate:
Real estate - residential - ITIN	2,613	2,909
Real estate - residential - 1-4 family mortgage	184	606
Real estate - residential - equity lines	44	45
Total residential real estate	2,841	3,560
Consumer and other	33	36
Total nonaccrual loans	4,232	5,799
90 days past due and still accruing	—	—
Total nonperforming loans	4,232	5,799
Other real estate owned	140	35
Total nonperforming assets	$4,372	$5,834
Nonperforming loans to gross loans	0.45%	0.66%
Nonperforming assets to total assets	0.34%	0.46%

We regularly perform thorough reviews of the commercial real estate portfolio, including semi-annual stress testing. These reviews are performed on both our nonowner and owner occupied credits. These reviews are completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects. Stress testing is performed to determine the effect of rising interest rates and rising vacancy rates on the portfolio. Based on our analysis, we believe we are effectively managing the risks in this portfolio. There can be no assurance that declines in economic conditions, such as potential increases in retail or office vacancy rates, will not exceed the projected assumptions utilized in stress testing resulting in additional nonperforming loans in the future.

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

As of June 30, 2018, we had $10.4 million in troubled debt restructurings compared to $10.9 million as of December 31, 2017. As of June 30, 2018, we had 110 restructured loans that qualified as troubled debt restructurings, of which all loans were performing according to their restructured terms. Troubled debt restructurings represented 1.11% of gross loans as of June 30, 2018, compared to 1.24% at December 31, 2017.

Impaired loans of $7.2 million and $7.3 million were classified as accruing troubled debt restructurings at June 30, 2018 and December 31, 2017, respectively. For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of June 30, 2018 and December 31, 2017, we had one restructured commercial line of credit in nonaccrual status that had $20 thousand and $33 thousand in available credit, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of June 30, 2018 and December 31, 2017.

(Amounts in thousands)	June 30,	December 31,
Troubled Debt Restructurings	2018	2017
Accruing troubled debt restructurings
Commercial	$1,420	$1,551
Commercial real estate:
Real estate - commercial non-owner occupied	799	803
Residential real estate:
Real estate - residential - ITIN	4,592	4,614
Real estate - residential - equity lines	372	380
Total accruing troubled debt restructurings	$7,183	$7,348

Nonaccruing troubled debt restructurings
Commercial	$1,247	$863
Residential real estate:
Real estate - residential - ITIN	1,946	2,396
Real estate - residential - 1-4 family mortgage	—	296
Consumer and other	25	26
Total nonaccruing troubled debt restructurings	$3,218	$3,581
Total troubled debt restructurings

Commercial	$2,667	$2,414
Commercial real estate:
Real estate - commercial non-owner occupied	799	803
Residential real estate:
Real estate - residential - ITIN	6,538	7,010
Real estate - residential - 1-4 family mortgage	—	296
Real estate - residential - equity lines	372	380
Consumer and other	25	26
Total troubled debt restructurings	$10,401	$10,929

Total troubled debt restructurings to gross loans outstanding at period end	1.11%	1.24%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at June 30, 2018 increased $463 thousand to $12.4 million compared to $11.9 million at December 31, 2017. As a result of improved asset quality and net loan recoveries, no provision for loan and lease losses was deemed necessary during the six months ended June 30, 2018. During the year ended December 31, 2017, we recorded a $950 thousand provision for loan and lease losses.

We recorded net loan loss recoveries of $463 thousand for the six months ended June 30, 2018 compared to net loan charge-offs of $569 thousand for the year ended December 31, 2017. Recoveries of $789 thousand during the six months ended June 30, 2018 occurred primarily from two commercial loans partially offset by charge-offs of $470 thousand primarily from purchased consumer loans. Our ALLL as a percentage of gross loans was 1.32% and 1.36% as of June 30, 2018 and December 31, 2017, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the ALLL roll forward for the six months ended June 30, 2018, twelve months ended December 31, 2017 and the six months ended June 30, 2017. This table also includes impaired loan information at June 30, 2018, December 31, 2017 and June 30, 2017.

	For The Six Months Ended	For The Twelve Months Ended	For The Six Months Ended
(Amounts in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Beginning balance ALLL	$11,925	$11,544	$11,544
Provision for loan and lease loss charged to expense	—	950	500
Loans charged off	(771)	(1,502)	(806)
Loan and lease loss recoveries	1,234	933	450
Ending balance ALLL	$12,388	$11,925	$11,688

	At June 30, 2018	At December 31, 2017	At June 30, 2017
Nonaccrual loans:
Commercial	$1,358	$1,603	$2,410
Real estate - commercial non-owner occupied	—	—	1,196
Real estate - commercial owner occupied	—	600	639
Real estate - residential - ITIN	2,613	2,909	3,346
Real estate - residential - 1-4 family mortgage	184	606	653
Real estate - residential - equity lines	44	45	872
Consumer and other	33	36	38
Total nonaccrual loans	4,232	5,799	9,154
Accruing troubled-debt restructured loans:
Commercial	1,420	1,551	703
Real estate - commercial non-owner occupied	799	803	806
Real estate - residential - ITIN	4,592	4,614	4,712
Real estate - residential - equity lines	372	380	445
Total accruing restructured loans	7,183	7,348	6,666

All other accruing impaired loans	—	—	—
Total impaired loans	$11,415	$13,147	$15,820

Gross loans outstanding	$936,816	$879,835	$815,388

Ratio of ALLL to gross loans outstanding	1.32%	1.36%	1.43%
Nonaccrual loans to gross loans outstanding	0.45%	0.66%	1.12%

As of June 30, 2018, impaired loans totaled $11.4 million, of which $4.2 million were in nonaccrual status. Of the total impaired loans, $7.2 million or 108 were ITIN loans with an average balance of approximately $67 thousand. The remaining impaired loans consist of seven commercial loans, one commercial real estate loan, one residential mortgage, eight home equity loans and two consumer loans.

At June 30, 2018, impaired loans had a corresponding specific allowance of $1.2 million. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

The following table sets forth the allocation of the ALLL as of June 30, 2018 and December 31, 2017.

(Amounts in thousands)	June 30, 2018		December 31, 2017
ALLL	Amount	% Loan Category	Amount	% Loan Category
Commercial	$2,442	20%	$2,397	20%
Commercial real estate:
Real estate - construction and land development	100	1	82	1
Real estate - commercial non-owner occupied	5,227	42	4,698	40
Real estate - commercial owner occupied	1,764	14	1,734	15
Residential real estate:
Real estate - residential - ITIN	506	4	602	5
Real estate - residential - 1-4 family mortgage	162	1	151	1
Real estate - residential - equity lines	443	4	416	3
Consumer and other	1,317	11	1,435	12
Unallocated	427	3	410	3
Total ALLL	$12,388	100%	$11,925	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2018 and December 31, 2017, the unallocated allowance amount represents 3%. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Natural Disasters

Wildfires

We have extended credit to borrowers in California's Shasta and Trinity counties where devastating fires have recently caused widespread destruction. We are not yet able to determine the impact to our collateral, our borrowers or the general economy of those counties.

Hurricanes

Many of the loans that we have acquired from third party originators were made to borrowers who are located throughout the United States, other than in California. Some of those borrowers reside in portions of Texas, Florida, Georgia and Puerto Rico where hurricanes caused severe damage during the third quarter of 2017. The loans that were affected are primarily ITIN loans which are secured by 1st deeds of trust and consumer home improvement loans which are unsecured. These loans are not serviced by us and we are dependent on third party servicers for collection efforts, processing payment deferral requests and obtaining loss information. We have not seen any significant increase in losses as a result of the hurricanes.

Deposits

Total deposits as of June 30, 2018 were $1.1 billion compared to $1.1 billion at December 31, 2017, a decrease of $48.2 million or 9% annualized. The reduction in cash and cash equivalents from December 31, 2017 to June 30, 2018 reflects the seasonal decline in deposits which, in 2018, has been greater than it was in the prior two years. The following table presents the deposit balances by major category as of June 30, 2018, and December 31, 2017.

(Amounts in thousands)	June 30, 2018		December 31, 2017
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$316,347	31%	$305,650	28%
Interest-bearing demand	217,674	21	260,221	24
Money market accounts	247,413	23	236,769	21
Savings	106,170	10	110,837	10
Certificates of deposit, $100,000 or greater	130,842	12	148,438	13
Certificates of deposit, less than $100,000	36,083	3	40,817	4
Total	$1,054,529	100%	$1,102,732	100%

The following table sets forth the distribution of our year-to-date average daily balances and their respective average rates for the six months ended June 30, 2018, and the year ended December 31, 2017.

	For the Six Months Ended June 30, 2018		For the Year Ended December 31, 2017
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$230,075	0.15%	$209,792	0.13%
Money market accounts	238,963	0.23%	224,913	0.21%
Savings	108,907	0.23%	111,376	0.18%
Certificates of deposit	176,332	1.12%	205,648	1.06%
Interest-bearing deposits	754,277	0.41%	751,729	0.42%
Noninterest-bearing demand	308,304		289,735
Average total deposits	$1,062,581	0.29%	$1,041,464	0.30%

Federal Home Loan Bank of San Francisco borrowings	$33,978	1.86%	$302	0.99%
Other borrowings, net	16,069	7.03%	17,981	6.48%
Junior subordinated debentures	10,310	3.50%	10,310	2.78%
Average total borrowings	$60,357	3.52%	$28,593	5.09%

Deposit Maturity Schedule

The following table sets forth the maturities of certificates of deposit in amounts of $100,000 or more as of June 30, 2018.

(Amounts in thousands)	June 30,
Maturing in:	2018
Three months or less	$23,666
Three through six months	15,318
Six through twelve months	38,903
Over twelve months	52,955
Total	$130,842

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have an agreement with Promontory Interfinancial Network LLC (“Promontory”) allowing provision of FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS and ICS deposits can be reciprocal or one-way.

For calendar quarters prior to June 30, 2018, CDARS/ ICS reciprocal deposits were considered to be brokered deposits by regulatory authorities and were reported as such on quarterly Call Reports. With passage of The Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, this is no longer so.

Included in our certificates of deposit balances are $25.5 million of subscription time deposits obtained in years prior through online deposit listing services. We no longer utilize online deposit listing services. As they mature, these legacy deposits are not being renewed.

Borrowings

Term Debt

At June 30, 2018, we had total term debt outstanding with a carrying value of $75.2 million compared to $17.0 million at December 31, 2017. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of June 30, 2018 the Bank had $60.0 million Federal Home Loan Bank of San Francisco advances outstanding. There were no Federal Home Loan Bank of San Francisco advances outstanding at December 31, 2017. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the six months ended June 30, 2018 and the year ended December 31, 2017 was $34.0 million and $302 thousand, respectively. Strong loan growth combined with seasonal decreases in deposits necessitated these borrowings.  See Note 6 Term Debt in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings.

Senior Debt

In December of 2015, we entered into a senior debt loan agreement to borrow $10.0 million. The debt is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce, matures in 2020, and at June 30, 2018, had a balance of $5.3 million net of unamortized debt issuance costs. Interest on the senior debt is paid at a variable rate equal to three month LIBOR plus 400 basis points resetting monthly. The effective interest rate at June 30, 2018, was 6.33%.

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The Subordinated Debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the Subordinated Debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points resetting quarterly. At June 30, 2018, the Subordinated Debt had a balance of $9.9 million net of unamortized debt issuance costs. The notes are due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July 2005, we participated in a $10.0 million private placement of trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Interest on the Trust-Preferred Securities is paid quarterly at a rate equal to three month LIBOR plus 158 basis points resetting quarterly (3.92% at June 30, 2018).

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

LIQUIDITY AND CASH FLOW

Redding Bank of Commerce

The principal objective of the Bank’s liquidity management program is to maintain its ability to meet the day-to-day cash flow requirements of its customers who wish either to withdraw funds on deposit or to draw upon their credit facilities.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds is public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of our total deposits at June 30, 2018 and December 31, 2017.

In addition to liquidity provided by core deposits, loan repayments and cash flows from securities, the Bank can borrow on established conditional federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank, or issue subscription / brokered certificates of deposit. As previously discussed, the Bank’s tight liquidity position during the second quarter necessitated the use of its Federal Home Loan Bank of San Francisco credit line.

At June 30, 2018, the Bank has the following credit arrangements:

●

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $330.6 million; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	We have an available line of credit with the Federal Reserve Bank of $23.1 million subject to collateral requirements, namely the amount of pledged loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●

We have entered into nonbinding federal funds line of credit agreements with three financial institutions. The lines totaled $35.0 million at June 30, 2018 and had interest rates ranging from 2.14% to 2.78%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. We currently hold $21.7 million from our May 2017 public offering. Historically, our principal source of cash has been dividends received from the Bank. During 2018, the Bank paid a dividend of $1.5 million to the Holding Company. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company in the future.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $8.2 million was provided by operating activities during the six months ended June 30, 2018. The primary difference between net income and cash provided by operating activities was non-cash items including depreciation and amortization totaling $1.1 million and net amortization of investment premiums and accretion of discounts of $963 thousand.

Net cash of $44.6 million used in investing activities consisted principally of $21.5 million in purchases of investment securities and $56.7 million in net loan purchases and originations partially offset by $20.5 million in proceeds from sale of investment securities and $14.7 million in proceeds from maturities and payments of investment securities.

Net cash of $9.0 million provided by financing activities consisted of a decrease in deposits of $48.2 million partially offset by a $58.2 million increase in net term debt (Federal Home Loan Bank of San Francisco borrowings).

CAPITAL RESOURCES

We use equity capital to support growth and pay dividends. The objective of effective capital management is to produce above market long-term returns for our shareholders. Our sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt or trust notes.

REGULATORY CAPITAL GUIDELINES

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. The current rules (commonly known as Basel III) require the Bank and the Company to meet a capital conservation buffer requirement in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. The capital conservation buffer of 2.50% is added to the minimum capital ratios and is being phased in between 2016 and 2019. For 2018, the partially phased in buffer is 1.875%.

When the capital rule is fully phased in, the minimum capital requirements plus the conservation buffer will exceed the well-capitalized thresholds by 0.5 percentage points. This 0.5-percentage-point cushion will allow institutions to dip into a portion of their capital conservation buffer before reaching a status that is considered less than well capitalized for prompt corrective action purposes.

The Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law during the second quarter of 2018. The act amends the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank's equity capital to its consolidated assets) for banks with assets of less than $10 billion. Banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements.

CAPITAL ADEQUACY

Overall capital adequacy is monitored regularly by management and reported to our Board of Directors on a monthly basis. Our regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. As illustrated on the table below, the Holding Company and the Bank exceed the standards under these rules.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2018, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of June 30, 2018, are presented in the following table.

	June 30, 2018
			Well	Minimum	Applicable	Minimum Capital
		Actual	Capitalized	Capital	2018 Capital	Ratio plus Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement	Conservation Buffer	Conservation Buffer
Holding Company:
Common Equity Tier 1 Capital Ratio	$131,597	12.15%	n/a	4.50%	1.875%	6.375%
Tier 1 Capital Ratio	$141,597	13.07%	n/a	6.00%	1.875%	7.875%
Total Capital Ratio	$164,681	15.20%	n/a	8.00%	1.875%	9.875%
Tier 1 Leverage Ratio	$141,597	11.11%	n/a	4.00%	n/a	n/a

Bank:
Common Equity Tier 1 Capital Ratio	$135,653	12.51%	6.50%	4.50%	1.875%	6.375%
Tier 1 Capital Ratio	$135,653	12.51%	8.00%	6.00%	1.875%	7.875%
Total Capital Ratio	$148,736	13.72%	10.00%	8.00%	1.875%	9.875%
Tier 1 Leverage Ratio	$135,653	10.60%	5.00%	4.00%	n/a	n/a

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1a - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017 for further detail on potential risks relating to the Subordinated Notes.

As part of a branch acquisition in 2016, we recorded a core deposit intangible of $1.8 million and goodwill of $665 thousand. When calculating capital ratios, goodwill and core deposit intangibles are subtracted from Tier 1 capital. Both of these intangible assets are subtracted from tangible equity as part of the calculation of tangible book value per share.

Cash Dividends and Payout Ratios per Common Share

We declared a cash dividend of $0.04 per common share for the three months ended June 30, 2018. During the three months ended March 31, 2018 and the year ended December 31, 2017, we declared quarterly cash dividends of $0.03 per common share.

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

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Dividends declared per common share	$0.04	$0.03	$0.07	$0.06
Dividend payout ratio	18%	20%	17%	19%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of June 30, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of June 30, 2018, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first six months of 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: August 6, 2018	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)