Form 10-Q
period 2018-09-30
Bank of Commerce Holdings
filed 2018-11-02
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

 Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of October 18, 2018: 16,333,502

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

September 30, 2018 and December 31, 2017

	September 30,	December 31,
(Amounts in thousands, except share information)	2018	2017
Assets:
Cash and due from banks	$21,316	$17,979
Interest-bearing deposits in other banks	69,920	48,991
Total cash and cash equivalents	91,236	66,970

Securities available-for-sale, at fair value	239,633	267,954

Loans, net of deferred fees and costs	929,237	881,545
Allowance for loan and lease losses	(12,392)	(11,925)
Net loans	916,845	869,620

Premises and equipment, net	13,495	14,748
Other real estate owned	136	35
Life insurance	22,282	21,898
Deferred tax asset, net	8,084	6,505
Goodwill and core deposit intangible, net	1,864	2,030
Other assets	21,894	19,661
Total assets	$1,315,469	$1,269,421

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$361,516	$305,650
Demand - interest-bearing	510,553	496,990
Savings	111,388	110,837
Certificates of deposit	161,304	189,255
Total deposits	1,144,761	1,102,732

Term debt:
Other borrowings	14,396	17,096
Less unamortized debt issuance costs	(103)	(138)
Net term debt	14,293	16,958

Junior subordinated debentures	10,310	10,310
Other liabilities	13,136	12,157
Total liabilities	1,182,500	1,142,157

Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: issued and outstanding - 16,329,902 as of September 30, 2018 and 16,271,563 as of December 31, 2017	52,191	51,830
Retained earnings	84,857	75,700
Accumulated other comprehensive loss, net of tax	(4,079)	(266)
Total shareholders' equity	132,969	127,264
Total liabilities and shareholders' equity	$1,315,469	$1,269,421

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share information)	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$11,568	$9,887	$33,461	$29,029
Interest on taxable securities	1,209	1,049	3,696	2,710
Interest on tax-exempt securities	400	551	1,276	1,615
Interest on interest-bearing deposits in other banks	254	278	518	548
Total interest income	13,431	11,765	38,951	33,902
Interest expense:
Interest on demand deposits	276	196	712	528
Interest on savings deposits	73	52	196	146
Interest on certificates of deposit	465	567	1,448	1,641
Interest on Federal Home Loan Bank of San Francisco borrowings	121	—	435	3
Interest on other borrowings	265	292	825	880
Interest on junior subordinated debentures	104	74	283	211
Total interest expense	1,304	1,181	3,899	3,409
Net interest income	12,127	10,584	35,052	30,493
Provision for loan and lease losses	—	—	—	500
Net interest income after provision for loan and lease losses	12,127	10,584	35,052	29,993
Noninterest income:
Service charges on deposit accounts	170	132	521	401
ATM and point of sale fees	282	273	848	827
Fees on payroll and benefit processing	159	147	474	485
Life insurance	128	134	384	915
Gain on sale of investment securities, net	1	38	41	139
Federal Home Loan Bank of San Francisco dividends	104	80	279	237
(Loss) gain on sale of OREO	(7)	81	9	22
Other income	106	191	331	516
Total noninterest income	943	1,076	2,887	3,542
Noninterest expense:
Salaries and related benefits	4,529	4,291	13,897	13,296
Premises and equipment	1,017	1,067	3,104	3,169
Federal Deposit Insurance Corporation insurance premium	94	78	283	230
Data processing fees	518	437	1,421	1,294
Professional service fees	336	276	995	1,119
Telecommunications	55	219	449	653
Other expenses	1,085	989	3,189	3,312
Total noninterest expense	7,634	7,357	23,338	23,073
Income before provision for income taxes	5,436	4,303	14,601	10,462
Provision for income taxes	1,404	1,427	3,710	3,125
Net income	$4,032	$2,876	$10,891	$7,337

Earnings per share - basic	$0.25	$0.18	$0.67	$0.49
Weighted average shares - basic	16,252	16,191	16,242	14,884
Earnings per share - diluted	$0.25	$0.18	$0.67	$0.49
Weighted average shares - diluted	16,342	16,288	16,327	14,984

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2018	2017	2018	2017
Net income	$4,032	$2,876	$10,891	$7,337

Available-for-sale securities:
Unrealized (losses) gains arising during the period	(906)	(13)	(5,297)	2,114
Income taxes	268	5	1,566	(870)
Change in unrealized (losses) gains, net of tax	(638)	(8)	(3,731)	1,244

Reclassification adjustment for realized gains included in net income	(1)	(38)	(41)	(139)
Income taxes	—	14	11	56
Realized gains, net of tax	(1)	(24)	(30)	(83)

Net (decrease) increase in unrealized gains on available-for-sale securities	(639)	(32)	(3,761)	1,161

Held-to-maturity securities:
Amortization of held-to-maturity fair value adjustment	—	(16)	—	(52)
Income taxes	—	7	—	21
Net change in fair value adjustment on held-to-maturity securities	—	(9)	—	(31)

Other comprehensive (loss) income	(639)	(41)	(3,761)	1,130
Comprehensive income – Bank of Commerce Holdings	$3,393	$2,835	$7,130	$8,467

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2017 and nine months ended September 30, 2018 (Unaudited)

				Accumulated
				Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss) Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2017	13,373	$24,547	$70,218	$(659)	$94,106
Net income	—	—	7,344	—	7,344
Other comprehensive income, net of tax	—	—	—	393	393
Comprehensive income	—	—	—	—	7,737
Dividend on common stock ($0.12 per share)	—	—	(1,862)	—	(1,862)
Stock issued pursuant to public offering, net of underwriting discounts and expenses of $1.7 million	2,738	26,778	—	—	26,778
Stock compensation grants	4	41	—	—	41
Common stock issued under employee plans	30	—	—	—	—
Stock options exercised	52	245	—	—	245
Compensation expense associated with stock options	—	23	—	—	23
Compensation expense associated with restricted stock, net of cash paid when directly withholding shares for tax withholding purposes	—	196	—	—	196
Balance at December 31, 2017 (1)	16,197	$51,830	$75,700	$(266)	$127,264
(1) Excludes 74 unvested restricted shares

				Accumulated
				Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2018	16,197	$51,830	$75,700	$(266)	$127,264
Net income	—	—	10,891	—	10,891
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	52	(52)	—
Other comprehensive loss, net of tax	—	—	—	(3,761)	(3,761)
Comprehensive income	—	—	—	—	7,130
Dividend on common stock ($0.11 per share)	—	—	(1,786)	—	(1,786)
Stock compensation grants	5	45	—	—	45
Common stock issued under employee plans	23	—	—	—	—
Stock options exercised	34	197	—	—	197
Compensation expense associated with stock options	—	8	—	—	8
Compensation expense associated with restricted stock, net of cash paid when directly withholding shares for tax withholding purposes	—	111	—	—	111
Balance at September 30, 2018 (1)	16,259	$52,191	$84,857	$(4,079)	$132,969
(1) Excludes 71 unvested restricted shares

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and September 30, 2017

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2018	2017
Cash flows from operating activities:
Net income	$10,891	$7,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	500
Provision for depreciation and amortization	1,361	1,555
Amortization of core deposit intangible	166	166
Amortization of debt issuance costs	35	34
Compensation expense associated with stock options	8	18
Compensation expense associated with restricted stock	214	124
Tax benefits from vesting of restricted stock	(43)	(47)
Net gain on sale or call of securities	(41)	(139)
Amortization of investment premiums and accretion of discounts, net	1,448	1,502
Amortization of held-to-maturity fair value adjustments	—	(52)
(Gain) loss on disposal of fixed assets	(5)	1
Write-down of other real estate owned	—	52
Increase in cash surrender value of life insurance	(384)	(413)
Life insurance death benefit	—	(502)
Increase in deferred compensation and salary continuation plans	—	38
Increase in deferred loan fees and costs	(47)	(446)
Decrease in other assets	658	865
Increase (decrease) in other liabilities	937	(330)
Net cash provided by operating activities	15,198	10,263

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	23,932	16,560
Proceeds from sale of available-for-sale securities	27,567	47,892
Purchases of available-for-sale securities	(31,293)	(121,616)
Proceeds from maturities and payments of held-to-maturity securities	—	679
Investment in qualified affordable housing partnerships	(32)	(18)
Net purchase of Federal Home Loan Bank of San Francisco stock	(1,355)	(72)
Loan originations, net of principal repayments	(54,014)	(27,189)
Net repayment on loan pools	6,696	5,228
Purchase of premises and equipment	(281)	(369)
Proceeds from the sale of other real estate owned	48	1,067
Proceeds from life insurance policy	—	2,249
Net cash used in investing activities	(28,732)	(75,589)

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2018	2017
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	$69,980	$72,966
Net decrease in certificates of deposit	(27,951)	(14,847)
Advances on term debt	230,160	30,259
Repayment of term debt	(232,860)	(31,476)
Proceeds from stock options exercised	197	245
Net proceeds from issuance of common stock	—	26,778
Cash paid when directly withholding shares for tax-withholding purposes	(103)	(85)
Cash dividends paid on common stock	(1,623)	(1,290)
Net cash provided by financing activities	37,800	82,550

Net increase in cash and cash equivalents	24,266	17,224
Cash and cash equivalents at beginning of year	66,970	68,407
Cash and cash equivalents at end of period	$91,236	$85,631

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the nine months ended September 30, 2018 and September 30, 2017

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2018	2017
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$2,725	$2,521
Interest	$3,735	$3,233
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$140	$946

Unrealized (loss) gain on investment securities available-for-sale	$(5,338)	$1,975
Changes in net deferred tax asset related to changes in unrealized loss (gain) on investment securities available-for-sale	1,577	(814)
Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities available-for-sale	$(3,761)	$1,161

Accretion of held-to-maturity investment securities from other comprehensive income to interest income	$—	$(52)
Changes in deferred tax related to accretion of held-to-maturity investment securities	—	21
Changes in accumulated other comprehensive income due to accretion of held-to-maturity investment securities	$—	$(31)

Reclassification of accumulated other comprehensive income due to tax rate change	$52	$—

Supplemental disclosures of non cash financing activities:
Stock issued under employee plans	$45	$41
Cash dividend declared on common shares and payable after period-end	$650	$486

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a bank holding company (“BHC”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce) and for Bank of Commerce Mortgage (inactive). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 are derived from the unaudited interim consolidated financial statements and audited consolidated financial statements and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2018 and December 31, 2017, the Company had one wholly-owned trust (“Trust”) formed in 2005 to issue trust-preferred securities and related common securities. The Company has not consolidated the accounts of the Trust in its Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trust are reflected in our Consolidated Balance Sheets.

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

All of our revenue from contracts with customers in the scope of ASC 606 is recognized in Non-Interest Income. Sources of revenue from contracts with customers that are in the scope of ASC 606 include the following:

●

Service Charges on Deposit accounts - We earn monthly account fees and transaction-based fees from our customers for services rendered on deposit accounts. Fees charged to deposit accounts on a monthly basis are recognized as the performance obligation is satisfied at the end of the service period.

●

Transaction-based fees are based on specific services provided to our customer. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

●

ATM and Point of Sale fees – We earn fees when debit cards we issued are used in transactions through card processing networks. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ account. The fees are recognized monthly.

●

Fees on Payroll and benefit processing – We earn fees by processing payroll and benefit payments for our business customers. The performance obligation is satisfied and the fees are recognized as each transaction is processed charged to the customer account.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended		For the Nine Months Ended
(Amounts in thousands, except per share information)	September 30,		September 30,
Earnings Per Share	2018	2017	2018	2017
Numerators:
Net income	$4,032	$2,876	$10,891	$7,337
Denominators:
Weighted average number of common shares outstanding - basic (1)	16,252	16,191	16,242	14,884
Effect of potentially dilutive common shares (2)	90	97	85	100
Weighted average number of common shares outstanding - diluted	16,342	16,288	16,327	14,984
Earnings per common share:
Basic	$0.25	$0.18	$0.67	$0.49
Diluted	$0.25	$0.18	$0.67	$0.49
Anti-dilutive options not included in diluted earnings per share calculation	—	70	—	74
Anti-dilutive restricted shares not included in diluted earnings per share calculation	—	42	—	43
(1) Excludes unvested restricted shares because they do not have dividend or voting rights
(2) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

NOTE 3. SECURITIES

The following tables present the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of September 30, 2018, and December 31, 2017.

	As of September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$36,057	$111	$(512)	$35,656
Obligations of state and political subdivisions	51,468	1,003	(909)	51,562
Residential mortgage-backed securities and collateralized mortgage obligations	128,703	6	(4,600)	124,109
Corporate securities	4,042	5	(73)	3,974
Commercial mortgage-backed securities	24,990	9	(832)	24,167
Other asset-backed securities	164	1	—	165
Total	$245,424	$1,135	$(6,926)	$239,633

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$40,319	$196	$(146)	$40,369
Obligations of state and political subdivisions	77,412	1,910	(478)	78,844
Residential mortgage-backed securities and collateralized mortgage obligations	116,062	69	(1,539)	114,592
Corporate securities	5,079	18	(105)	4,992
Commercial mortgage-backed securities	26,995	24	(378)	26,641
Other asset-backed securities	2,540	4	(28)	2,516
Total	$268,407	$2,221	$(2,674)	$267,954

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the expected maturities of investment securities at September 30, 2018.

	Available-For-Sale
(Amounts in thousands)	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,550	$1,554
After one year through five years	79,378	77,506
After five years through ten years	91,285	88,761
After ten years	73,211	71,812
Total	$245,424	$239,633

The amortized cost and fair value of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

At September 30, 2018 and December 31, 2017 securities with a fair value of $70.1 million and $62.6 million, respectively, were pledged as collateral to secure public fund deposits, Federal Home Loan Bank of San Francisco borrowings and for other purposes as required by law.

The following table presents the cash proceeds from sales of securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2018	2017	2018	2017
Proceeds from sales of securities	$7,062	$20,640	$27,567	$47,892

Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$104	$31	$260	$112
Residential mortgage-backed securities and collateralized mortgage obligations	—	16	—	53
Corporate securities	—	20	—	30
Commercial mortgage-backed securities	—	3	—	3
Total gross realized gains on sales of securities	104	70	260	198

Gross realized losses on sales of securities:
U.S. government & agencies	(43)	—	(43)	—
Obligations of state and political subdivisions	(1)	(10)	(72)	(10)
Residential mortgage-backed securities and collateralized mortgage obligations	(40)	(22)	(40)	(46)
Corporate securities	—	—	—	(3)
Commercial mortgage-backed securities	(19)	—	(19)	—
Other asset-backed securities	—	—	(45)	—
Total gross realized losses on sales of securities	(103)	(32)	(219)	(59)
Gain on investment securities, net	$1	$38	$41	$139

Investment securities that were in an unrealized loss position as of September 30, 2018 and December 31, 2017 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of September 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$16,501	$(225)	$9,060	$(287)	$25,561	$(512)
Obligations of states and political subdivisions	10,394	(257)	13,126	(652)	23,520	(909)
Residential mortgage-backed securities and collateralized mortgage obligations	43,278	(1,250)	72,572	(3,350)	115,850	(4,600)
Corporate securities	—	—	2,953	(73)	2,953	(73)
Commercial mortgage-backed securities	5,215	(159)	17,313	(673)	22,528	(832)
Total temporarily impaired securities	$75,388	$(1,891)	$115,024	$(5,035)	$190,412	$(6,926)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
U.S. government & agencies	$18,140	$(102)	$2,131	$(44)	$20,271	$(146)
Obligations of states and political subdivisions	15,030	(255)	8,368	(223)	23,398	(478)
Residential mortgage-backed securities and collateralized mortgage obligations	75,323	(827)	31,036	(712)	106,359	(1,539)
Corporate securities	—	—	2,934	(105)	2,934	(105)
Commercial mortgage-backed securities	11,162	(151)	10,026	(227)	21,188	(378)
Other asset-backed securities	2,167	(28)	—	—	2,167	(28)
Total temporarily impaired securities	$121,822	$(1,363)	$54,495	$(1,311)	$176,317	$(2,674)

At September 30, 2018 and December 31, 2017, the number of securities that were in an unrealized loss position was 174 and 138, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Our Investment Policy requires that at the time of purchase, securities are rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies. Management monitors the published credit ratings of our investment portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, and because we have no plans to sell the securities before the recovery of their amortized cost, and we believe the Bank has the ability to hold the securities to maturity these investments are not considered other-than-temporarily impaired.

The following table presents the characteristics of our securities that are in unrealized loss positions at September 30, 2018 and December 31, 2017.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	September 30, 2018 and December 31, 2017
U.S. government & agencies	Direct obligations of the U.S. Government or obligations guaranteed by U.S. Government agencies.
Obligations of states and political subdivisions	General obligation issuances or revenue securities secured by revenues from specific sources issued by municipalities and political subdivisions located within the U.S.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at September 30, 2018 and December 31, 2017, 61% and 56% were issued or guaranteed by U.S. government sponsored entities, respectively.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at September 30, 2018 and December 31, 2017, 90% were issued or guaranteed by U.S. government sponsored entities.

Other asset-backed securities	Obligations secured by high quality loans with good credit enhancements issued by non-governmental issuers.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. LOANS

Outstanding loan balances consisted of the following at September 30, 2018, and December 31, 2017.

(Amounts in thousands)	September 30,	December 31,
Loan Portfolio	2018	2017
Commercial	$132,091	$142,405
Commercial real estate:
Real estate - construction and land development	20,496	15,902
Real estate - commercial non-owner occupied	431,246	377,668
Real estate - commercial owner occupied	195,608	192,023
Residential real estate:
Real estate - residential - Individual Tax Identification Number (“ITIN”)	38,353	41,188
Real estate - residential - 1-4 family mortgage	33,473	30,377
Real estate - residential - equity lines	28,713	30,347
Consumer and other	47,500	49,925
Gross loans	927,480	879,835
Deferred fees and costs	1,757	1,710
Loans, net of deferred fees and costs	929,237	881,545
Allowance for loan and lease losses	(12,392)	(11,925)
Net loans	$916,845	$869,620

Certain loans are pledged as collateral with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. Pledged loans totaled $441.4 million and $420.0 million at September 30, 2018 and December 31, 2017, respectively.

When we purchase loans, they are typically purchased at a discount to enhance yield and compensate for credit risk. Gross loan balances in the table above include net purchase discounts of $2.6 million and $2.8 million as of September 30, 2018, and December 31, 2017.

Past Due Loans

An age analysis of past due loans (gross), segregated by class, as of September 30, 2018, and December 31, 2017, was as follows.

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
September 30, 2018	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$132,091	$132,091	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	20,496	20,496	—
Real estate - commercial non-owner occupied	—	—	—	—	431,246	431,246	—
Real estate - commercial owner occupied	—	—	—	—	195,608	195,608	—
Residential real estate:
Real estate - residential - ITIN	412	76	260	748	37,605	38,353	—
Real estate - residential - 1-4 family mortgage	—	179	—	179	33,294	33,473	—
Real estate - residential - equity lines	120	—	—	120	28,593	28,713	—
Consumer and other	197	37	—	234	47,266	47,500	—
Total	$729	$292	$260	$1,281	$926,199	$927,480	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2017	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$142,405	$142,405	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	15,902	15,902	—
Real estate - commercial non-owner occupied	—	—	—	—	377,668	377,668	—
Real estate - commercial owner occupied	142	—	—	142	191,881	192,023	—
Residential real estate:
Real estate - residential - ITIN	555	122	462	1,139	40,049	41,188	—
Real estate - residential - 1-4 family mortgage	290	173	—	463	29,914	30,377	—
Real estate - residential - equity lines	141	—	—	141	30,206	30,347	—
Consumer and other	281	123	—	404	49,521	49,925	—
Total	$1,409	$418	$462	$2,289	$877,546	$879,835	$—

Nonaccrual Loans

Nonaccrual loans, segregated by loan class, were as follows as of September 30, 2018 and December 31, 2017.

(Amounts in thousands)	September 30,	December 31,
Nonaccrual Loans	2018	2017
Commercial	$899	$1,603
Commercial real estate:
Real estate - commercial owner occupied	—	600
Residential real estate:
Real estate - residential - ITIN	2,571	2,909
Real estate - residential - 1-4 family mortgage	179	606
Real estate - residential - equity lines	44	45
Consumer and other	24	36
Total	$3,717	$5,799

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $40 thousand and $75 thousand for the three months ended September 30, 2018 and 2017, respectively. We would have recognized additional interest income, net of tax, of approximately $121 thousand and $222 thousand for the nine months ended September 30, 2018 and 2017, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. The following tables summarize impaired loans by loan class as of September 30, 2018, and December 31, 2017.

	As of September 30, 2018
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$59	$76	$—
Residential real estate:
Real estate - residential - ITIN	6,451	7,973	—
Real estate - residential - 1-4 family mortgage	179	220	—
Real estate - residential - equity lines	44	48	—
Total with no related allowance recorded	$6,733	$8,317	$—

With an allowance recorded:
Commercial	$2,131	$2,236	$635
Commercial real estate:
Real estate - commercial non-owner occupied	797	797	208
Residential real estate:
Real estate - residential - ITIN	655	692	83
Real estate - residential - equity lines	367	367	184
Consumer and other	24	24	8
Total with an allowance recorded	$3,974	$4,116	$1,118

By loan class:
Commercial	$2,190	$2,312	$635
Commercial real estate	797	797	208
Residential real estate	7,696	9,300	267
Consumer and other	24	24	8
Total impaired loans	$10,707	$12,433	$1,118

	As of December 31, 2017
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$672	$1,205	$—
Commercial real estate:
Real estate - commercial owner occupied	600	665	—
Residential real estate:
Real estate - residential - ITIN	5,895	7,516	—
Real estate - residential - 1-4 family mortgage	414	897	—
Real estate - residential - equity lines	45	49	—
Total with no related allowance recorded	$7,626	$10,332	$—

With an allowance recorded:
Commercial	$2,482	$2,540	$690
Commercial real estate:
Real estate - commercial non-owner occupied	803	803	77
Residential real estate:
Real estate - residential - ITIN	1,628	1,678	199
Real estate - residential - 1-4 family mortgage	192	226	2
Real estate - residential - equity lines	380	380	190
Consumer and other	36	36	11
Total with an allowance recorded	$5,521	$5,663	$1,169

By loan class:
Commercial	$3,154	$3,745	$690
Commercial real estate	1,403	1,468	77
Residential real estate	8,554	10,746	391
Consumer and other	36	36	11
Total impaired loans	$13,147	$15,995	$1,169

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$2,254	$19	$3,140	$9
Commercial real estate:
Real estate - commercial non-owner occupied	798	11	1,381	12
Real estate - commercial owner occupied	—	—	624	—
Residential real estate:
Real estate - residential - ITIN	7,154	43	7,907	40
Real estate - residential - 1-4 family mortgage	181	—	634	—
Real estate - residential - equity lines	412	5	1,291	5
Consumer and other	30	—	38	—
Total	$10,829	$78	$15,015	$66

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$2,508	$60	$3,249	$29
Commercial real estate:
Real estate - commercial non-owner occupied	799	35	1,796	35
Real estate - commercial owner occupied	—	—	692	2
Residential real estate:
Real estate - residential - ITIN	7,272	126	8,080	120
Real estate - residential - 1-4 family mortgage	231	—	1,155	—
Real estate - residential - equity lines	418	15	1,330	14
Consumer and other	33	—	83	—
Total	$11,261	$236	$16,385	$200

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

Troubled Debt Restructurings

At September 30, 2018 and December 31, 2017, impaired loans of $7.0 million and $7.3 million, respectively, were classified as performing restructured loans.

For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of September 30, 2018 and December 31, 2017, we had one restructured commercial line of credit in nonaccrual status that had $455 thousand and $33 thousand in available credit, respectively.

As of September 30, 2018, we had $9.7 million in troubled debt restructurings compared to $10.9 million as of December 31, 2017. As of September 30, 2018, we had 107 loans that qualified as troubled debt restructurings, all of which were modified in prior years and are performing according to their restructured terms. Troubled debt restructurings represented 1.05% of gross loans as of September 30, 2018, compared to 1.24% at December 31, 2017. For the nine months ended September 30, 2017 there was one payment deferral modification with a pre-modification recorded investment of $81 thousand and a post-modification outstanding investment of $61 thousand. There were no loans modified as troubled debt restructuring during the 12 months ended September 30, 2018 or 2017, for which there was a subsequent payment default during the three and nine months ended September 30, 2018 and 2017.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Performing and nonperforming loans, segregated by loan portfolio, were as follows at September 30, 2018 and December 31, 2017.

(Amounts in thousands)	September 30, 2018
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$131,192	$899	$132,091
Commercial real estate:
Real estate - construction and land development	20,496	—	20,496
Real estate - commercial non-owner occupied	431,246	—	431,246
Real estate - commercial owner occupied	195,608	—	195,608
Residential real estate:
Real estate - residential - ITIN	35,782	2,571	38,353
Real estate - residential - 1-4 family mortgage	33,294	179	33,473
Real estate - residential - equity lines	28,669	44	28,713
Consumer and other	47,476	24	47,500
Total	$923,763	$3,717	$927,480

(Amounts in thousands)	December 31, 2017
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$140,802	$1,603	$142,405
Commercial real estate:
Real estate - construction and land development	15,902	—	15,902
Real estate - commercial non-owner occupied	377,668	—	377,668
Real estate - commercial owner occupied	191,423	600	192,023
Residential real estate:
Real estate - residential - ITIN	38,279	2,909	41,188
Real estate - residential - 1-4 family mortgage	29,771	606	30,377
Real estate - residential - equity lines	30,302	45	30,347
Consumer and other	49,889	36	49,925
Total	$874,036	$5,799	$879,835

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

The following tables summarize loans by internal risk grades and by loan class as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$113,743	$16,508	$31	$1,809	$—	$132,091
Commercial real estate:
Real estate - construction and land development	20,471	25	—	—	—	20,496
Real estate - commercial non-owner occupied	414,540	10,908	382	5,416	—	431,246
Real estate - commercial owner occupied	175,909	12,590	2,190	4,919	—	195,608
Residential real estate:
Real estate - residential - ITIN	32,497	—	—	5,856	—	38,353
Real estate - residential - 1-4 family mortgage	32,524	770	—	179	—	33,473
Real estate - residential - equity lines	27,086	1,313	—	314	—	28,713
Consumer and other	47,469	—	—	31	—	47,500
Total	$864,239	$42,114	$2,603	$18,524	$—	$927,480

	As of December 31, 2017
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$117,087	$22,213	$40	$3,065	$—	$142,405
Commercial real estate:
Real estate - construction and land development	14,762	—	1,140	—	—	15,902
Real estate - commercial non-owner occupied	364,230	9,160	2,900	1,378	—	377,668
Real estate - commercial owner occupied	171,005	15,198	3,907	1,913	—	192,023
Residential real estate:
Real estate - residential - ITIN	34,923	—	—	6,265	—	41,188
Real estate - residential - 1-4 family mortgage	28,981	791	—	605	—	30,377
Real estate - residential - equity lines	28,457	1,501	63	326	—	30,347
Consumer and other	49,887	—	2	36	—	49,925
Total	$809,332	$48,863	$8,052	$13,588	$—	$879,835

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $210 thousand at September 30, 2018.

Allowance for Loan and Lease Losses

The following tables summarize the ALLL by portfolio for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30, 2018
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,442	$7,091	$1,111	$1,317	$427	$12,388
Charge-offs	—	—	—	(198)	—	(198)
Recoveries	35	—	89	78	—	202
Provision	(248)	116	12	90	30	—
Ending balance	$2,229	$7,207	$1,212	$1,287	$457	$12,392

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended September 30, 2017
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,850	$6,072	$1,197	$1,137	$432	$11,688
Charge-offs	—	—	(86)	(159)	—	(245)
Recoveries	148	—	13	88	—	249
Provision	(354)	232	60	134	(72)	—
Ending balance	$2,644	$6,304	$1,184	$1,200	$360	$11,692

	For the Nine Months Ended September 30, 2018
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,397	$6,514	$1,169	$1,435	$410	$11,925
Charge-offs	(132)	—	(164)	(673)	—	(969)
Recoveries	838	—	382	216	—	1,436
Provision	(874)	693	(175)	309	47	—
Ending balance	$2,229	$7,207	$1,212	$1,287	$457	$12,392

	For the Nine Months Ended September 30, 2017
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,849	$5,578	$1,716	$955	$446	$11,544
Charge-offs	(50)	—	(370)	(631)	—	(1,051)
Recoveries	383	27	107	182	—	699
Provision	(538)	699	(269)	694	(86)	500
Ending balance	$2,644	$6,304	$1,184	$1,200	$360	$11,692

The following tables summarize the ALLL and the recorded investment in loans and leases as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$635	$208	$267	$8	$—	$1,118
Collectively evaluated for impairment	1,594	6,999	945	1,279	457	11,274
Total	$2,229	$7,207	$1,212	$1,287	$457	$12,392
Gross loans:
Individually evaluated for impairment	$2,190	$797	$7,696	$24	$—	$10,707
Collectively evaluated for impairment	129,901	646,553	92,843	47,476	—	916,773
Total gross loans	$132,091	$647,350	$100,539	$47,500	$—	$927,480

	As of December 31, 2017
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$690	$77	$391	$11	$—	$1,169
Collectively evaluated for impairment	1,707	6,437	778	1,424	410	10,756
Total	$2,397	$6,514	$1,169	$1,435	$410	$11,925
Gross loans:
Individually evaluated for impairment	$3,154	$1,403	$8,554	$36	$—	$13,147
Collectively evaluated for impairment	139,251	584,190	93,358	49,889	—	866,688
Total gross loans	$142,405	$585,593	$101,912	$49,925	$—	$879,835

The ALLL totaled $12.4 million or 1.34% of total gross loans at September 30, 2018 and $11.9 million or 1.36% at December 31, 2017. As of September 30, 2018 and December 31, 2017, we had commitments to extend credit of $238.6 million and $227.7 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 was $695 thousand.

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

We believe that the ALLL was adequate as of September 30, 2018. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of September 30, 2018, approximately 81% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2018 and December 31, 2017, the unallocated allowance amount represented 4% and 3% of the ALLL, respectively.

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

We originate some single-family residence construction loans. The loan amounts are no greater than $1 million and are short term real estate secured financing for the construction of a single-family residence to be occupied by the owner. The loans have a draw down feature with interest only payments, and a balloon payment at the 12-month maturity. All of these loans are refinanced and paid-off by the borrower’s permanent mortgage lender who provided the initial pre-approved mortgage financing. These loans are underwritten utilizing financial analysis of the borrower and are generally based upon estimates of cost and value associated with the complete project (as-is value). These estimates may be inaccurate. The loan disbursement and monitoring process is controlled utilizing similar processes as our CRE construction loans.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

Our investments in Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”) and deductible operating losses totaled $3.1 million at September 30, 2018. These investments are recorded in Other Assets with a corresponding funding obligation of $329 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. We have invested in four separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18-year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 3% and 6% over the life of the investment. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

The following table presents our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at September 30, 2018 and December 31, 2017. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the nine months ended September 30, 2018 and 2017.

	At September 30, 2018			For the Nine Months Ended September 30, 2018
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit (expense)
Raymond James California Housing Opportunities Fund II	$2,000	$1,049	$14	$150	$133	$17
WNC Institutional Tax Credit Fund 38, L.P.	1,000	510	—	95	79	16
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,309	315	170	167	3
California Affordable Housing Fund	2,454	246	—	23	36	(13)
Total	$7,954	$3,114	$329	$438	$415	$23

	At December 31, 2017			For the Nine Months Ended September 30, 2017
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,182	$20	$168	$140	$28
WNC Institutional Tax Credit Fund 38, L.P.	1,000	589	—	104	79	25
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,476	341	203	166	37
California Affordable Housing Fund	2,454	282	—	132	127	5
Total	$7,954	$3,529	$361	$607	$512	$95

The following tables present our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended
	September 30, 2018		September 30, 2017
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$43	$8	$44	$12
WNC Institutional Tax Credit Fund 38, L.P.	28	4	28	6
Merritt Community Capital Corporation Fund XV, L.P.	48	8	54	14
California Affordable Housing Fund	1	6	31	13
Total	$120	$26	$157	$45

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended
	September 30, 2018		September 30, 2017
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$127	$23	$132	$36
WNC Institutional Tax Credit Fund 38, L.P.	84	11	85	19
Merritt Community Capital Corporation Fund XV, L.P.	144	26	162	41
California Affordable Housing Fund	4	19	94	38
Total	$359	$79	$473	$134

The tax credits and benefits were partially offset by the amortization of the principal investment balances of $138 thousand and $415 thousand for the three and nine months ended September 30, 2018 respectively, compared to $177 thousand and $512 thousand for the comparable periods of 2017.

The following table reflects the anticipated net income tax benefit and expense at September 30, 2018 that is expected to be recognized over the remaining life of the investments.

(Amounts in thousands)
Qualified Affordable Housing Partnerships:	Raymond James	WNC Institutional	Merritt Community	California	Total Net
Anticipated net income tax benefit (expense)	California Housing	Tax Credit	Capital Corporation	Affordable	Income Tax
less amortization of investments	Opportunities Fund II	Fund 38, L.P.	Fund XV, L.P	Housing Fund	Benefit
2018	$5	$5	$1	$(4)	$7
2019	23	18	3	(14)	30
2020	23	17	3	(14)	29
2021	23	16	3	(14)	28
2022 and thereafter	41	42	9	(43)	49
Total	$115	$98	$19	$(89)	$143

NOTE 6. TERM DEBT

Term debt at September 30, 2018 and December 31, 2017 consisted of the following.

(Amounts in thousands)	September 30, 2018	December 31, 2017
Senior debt	$4,396	$7,096
Unamortized debt issuance costs	(3)	(6)
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	(100)	(132)
Net term debt	$14,293	$16,958

Future contractual maturities of term debt at September 30, 2018 are as follows.

(Amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Senior debt	$250	$1,000	$3,146	$—	$—	$—	$4,396
Subordinated debt	—	—	—	—	—	10,000	10,000
Total future maturities	$250	$1,000	$3,146	$—	$—	$10,000	$14,396

Federal Home Loan Bank of San Francisco Borrowings

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $397.7 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate secured loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and certain pledged securities held in the Bank’s investment securities portfolio.

The Bank had no borrowings outstanding under secured lines of credit from the Federal Home Loan Bank of San Francisco at September 30, 2018 and December 31, 2017. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the nine months ended September 30, 2018 and year ended December 31, 2017 was $30.0 million and $302 thousand respectively. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco at any month end during the nine months ended September 30, 2018 and year ended December 31, 2017 was $70.0 million and $10.0 million respectively.

As of September 30, 2018, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $5.9 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

We have pledged $449.0 million of our commercial real estate and residential real estate loans as collateral for the line of credit with the Federal Home Loan Bank of San Francisco. As of September 30, 2018, we also pledged $31.9 million in securities to the Federal Home Loan Bank of San Francisco.

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

The Subordinated Debt is subordinate and junior in right of payment to the prior payment in full of all existing and future claims of creditors and depositors of the Holding Company and its subsidiaries, whether now outstanding or subsequently created. The Subordinated Debt ranks equally with all other unsecured subordinated debt, except any which by its terms is expressly stated to be subordinated to the Subordinated Debt. The Subordinated Debt ranks senior to all preferred stock and common stock of the Holding Company and all future junior subordinated debt obligations. The Subordinated Debt is recorded as term debt on the Holding Company’s balance sheet; however, for regulatory purposes, it is treated as Tier 2 capital by the Holding Company.

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

Other lines of credit

Federal Funds

We have entered into nonbinding federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $35.0 million at September 30, 2018 and had interest rates ranging from 2.39% to 3.06%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $27.2 million subject to collateral requirements, namely the amount of certain pledged loans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease nine sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates based on predetermined escalation schedules. Substantially all of the leases include the option to extend the lease term one or more times following expiration of the initial term.

The following table sets forth rent expense and rent income for the three and nine months ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2018	2017	2018	2017
Rent income (1)	$—	$9	$—	$40
Rent expense	230	218	692	612
Net rent expense	$230	$209	$692	$572

(1) Rental income is derived from OREO properties.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth, as of September 30, 2018, the future minimum lease payments under non-cancelable operating leases.

(Amounts in thousands)
Amounts due in:
2018	$213
2019	866
2020	884
2021	899
2022	807
Thereafter	1,367
Total	$5,036

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

The following table presents a summary of our commitments and contingent liabilities at September 30, 2018 and December 31, 2017.

(Amounts in thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$228,359	$217,714
Standby letters of credit	6,948	6,692
Affordable housing grants	3,338	3,338
Total commitments and contingent liabilities	$238,645	$227,744

We were not required to perform on any financial guarantees during the nine months ended September 30, 2018, or during the year ended December 31, 2017. At September 30, 2018 approximately $6.4 million of standby letters of credit expire within one year, and $547 thousand expire thereafter.

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

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at September 30, 2018 and December 31, 2017. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Concentrations of Credit Risk

We grant many loans collateralized by real estate. In our judgment, a concentration exists in real estate related loans, which represented approximately 81% and 77% of our gross loan portfolio at September 30, 2018 and December 31, 2017, respectively. We underwrite real estate loans in accordance with loan policies that set underwriting criteria, including property types, loan-to-value limits and minimum debt service coverage ratios. We employ a variety of real estate concentration risk management tools including monitoring of limits on concentration levels, limits by property type and geography, annual property reviews including site visits and portfolio stress testing.

Although we believe such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in our principal market areas in particular, could have an adverse impact on the repayment of these loans. Business and personal incomes, cash flows from rental operations, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

We recognize the credit risks inherent in dealing with other depository institutions. Accordingly, to prevent excessive exposure to other depository institutions in aggregate or individually, we have established general standards for selecting correspondent banks as well as internal limits for allowable exposure to other depository institutions in aggregate or individually. In addition, we have an investment policy that sets forth limitations that apply to all investments with respect to credit rating and concentrations with an issuer.

NOTE 8. FAIR VALUES

The following table presents estimated fair values of our financial instruments as of September 30, 2018 and December 31, 2017, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as bank-owned life insurance policies. The prior period fair values for loans disclosed are not determined in a manner consistent with the current period fair values disclosed because of a change in the methodology.

(Amounts in thousands)	Carrying	Fair Value Measurements Using
September 30, 2018	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$91,236	$91,236	$—	$—
Securities available-for-sale	$239,633	$—	$239,633	$—
Net loans	$916,845	$—	$—	$910,262
Federal Home Loan Bank of San Francisco stock	$5,892	$5,892	$—	$—
Financial liabilities
Deposits	$1,144,761	$—	$1,142,046	$—
Term debt	$14,293	$—	$14,285	$—
Junior subordinated debenture	$10,310	$—	$10,254	$—

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2017	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$66,970	$66,970	$—	$—
Securities available-for-sale	$267,954	$—	$267,954	$—
Net loans	$869,620	$—	$—	$873,660
Federal Home Loan Bank of San Francisco stock	$4,536	$4,536	$—	$—
Financial liabilities
Deposits	$1,102,732	$—	$1,101,523	$—
Term debt	$16,958	$—	$16,918	$—
Junior subordinated debenture	$10,310	$—	$10,206	$—

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of September 30, 2018 and December 31, 2017.

(Amounts in thousands)	Fair Value at September 30, 2018
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$35,656	$—	$35,656	$—
Obligations of states and political subdivisions	51,562	—	51,562	—
Residential mortgage-backed securities and collateralized mortgage obligations	124,109	—	124,109	—
Corporate securities	3,974	—	3,974	—
Commercial mortgage-backed securities	24,167	—	24,167	—
Other asset-backed securities	165	—	165	—
Total assets measured at fair value	$239,633	$—	$239,633	$—

(Amounts in thousands)	Fair Value at December 31, 2017
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$40,369	$—	$40,369	$—
Obligations of states and political subdivisions	78,844	—	78,844	—
Residential mortgage-backed securities and collateralized mortgage obligations	114,592	—	114,592	—
Corporate securities	4,992	—	4,992	—
Commercial mortgage-backed securities	26,641	—	26,641	—
Other investment securities (1)	2,516	—	2,516	—
Total assets measured at fair value	$267,954	$—	$267,954	$—

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

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2018 or the year ended December 31, 2017.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables present information about our assets and liabilities at September 30, 2018 and December 31, 2017 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period.

The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at September 30, 2018
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Other real estate owned	$136	$—	$—	$136
Total assets measured at fair value	$136	$—	$—	$136

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands)	Fair Value at December 31, 2017
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$60	$—	$—	$60
Other real estate owned	35	—	—	35
Total assets measured at fair value	$95	$—	$—	$95

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2018 and 2017 related to assets outstanding at September 30, 2018 and 2017.

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Fair value adjustments	2018	2017	2018	2017
Collateral dependent impaired loans	$—	$43	$—	$63
Other real estate owned	—	35	138	35
Total	$—	$78	$138	$98

During the nine months ended September 30, 2018, four OREO properties with an aggregate carrying value of $274 thousand outstanding at period end were written down to their fair value of $136 thousand, resulting in a $138 thousand adjustment to the ALLL.

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

The OREO amount above represents impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. OREO fair values are adjusted for estimated selling costs that are based off the adjusted fair value are between 28% and 50%. We record OREO as a nonrecurring Level 3.

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

NOTE 9. PURCHASE OF FINANCIAL ASSETS

During the second quarter of 2018 we terminated an agreement to purchase a maximum par value of $50.0 million in unsecured consumer home improvement loans from a third party originator. Prior to the termination, as we received principal payments on these purchased loans, new loans were purchased and the outstanding par value remained at approximately $50.0 million. Our agreement requires us to continue purchasing loans for six months following the notice of termination.

Since inception through September 30, 2018, we have paid aggregate cash totaling $132.1 million, and received aggregate cash repayments of $87.3 million for $44.8 million in net loans outstanding. The acquired loans were purchased without recourse or servicing rights and were recorded at fair value at the time of the purchase.

NOTE 10. BUSINESS COMBINATION

Proposed Merger with Merchants Holding Company

On October 4, 2018, the Company and Merchants Holding Company, a California corporation (“Merchants”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merchants will be merged with and into the Company, with the Company as the surviving corporation (the “Merger”). Management expects the acquisition to close in the first quarter of 2019, subject to the satisfaction of customary closing conditions, including regulatory and shareholder approvals. The Merger Agreement provides that immediately after the Merger, Merchant’s bank subsidiary, The Merchants National Bank of Sacramento (“Merchants National Bank”), will merge with and into the Company’s bank subsidiary, Redding Bank of Commerce, with Redding Bank of Commerce as the surviving bank (the “Bank Merger”). The Merger and Bank Merger are collectively referred to as the “Proposed Transaction.”

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Under the terms of the Merger Agreement, and subject to certain adjustments, Merchants shareholders may for each share of common stock held, elect to receive 3.8703 shares of the Company, or a cash amount of $48.43, or a combination of 2.3223 shares of the Company and a cash amount of $19.37. The Merger Agreement further provides that the shareholder elections are subject to adjustment, and the Company will issue no more than 1,834,173 shares of common stock and $15.3 million in cash.

Based on the closing price of the Company’s common stock of $11.80 on October 4, 2018, the consideration value was approximately $37.0 million in aggregate. The value of the merger consideration will fluctuate until closing based on the value of the Company’s stock. Upon consummation of the Merger, the shareholders of Merchants will own approximately 10% of the combined company.

The Merger Agreement includes a provision that the merger consideration will be adjusted if stipulated minimum average core deposit totals are not maintained as of the closing date. Core deposit balances currently total approximately $151 million. If at the close, core deposit balances have declined no more than 7.50%, no adjustment will be made to the merger consideration previously described. If at the close, core deposit balances have declined more than 15%, the Company may unilaterally terminate the transaction. Between these two percentages, the merger consideration will be adjusted according to a contractual schedule.

The consummation of the Merger is subject to a number of conditions, which include: (i) the approval of the Merger Agreement by Merchant’s shareholders; (ii) the receipt of all necessary regulatory approvals for the Proposed Transaction, without the imposition of conditions or requirements that the Company’s Board of Directors reasonably determines in good faith would, individually or in the aggregate, materially reduce the economic benefits of the Proposed Transaction; (iii) the absence of any regulation, judgment, decree, injunction or other order by a governmental authority which prohibits the consummation of the Proposed Transaction or which prohibits or makes illegal the consummation of the Proposed Transaction; (iv) all representations and warranties made by the Company and Merchants in the Merger Agreement must remain true and correct, except for certain inaccuracies that would not have, or would not reasonably be expected to have, a material adverse effect; and (v) the Company and Merchants have performed their respective obligations under the Merger Agreement in all material respects.

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

The following factors, among others, could cause our actual results to differ materially from those expressed in such forward-looking statements:

●	The strength of the United States economy in general and the strength of the local economies in California in which we conduct operations;
●	Difficulties in integrating Merchants Holding Company, a California corporation (“Merchants”) and Merchant’s bank subsidiary, The Merchants National Bank of Sacramento (“Merchants National Bank”);
●	Our failure to realize all of the anticipated benefits of our pending merger;
●	Our inability to successfully manage our growth or implement our growth strategy;
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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2017 to September 30, 2018. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2018, compared to the same period in 2017. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

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

On October 4, 2018, we entered into an Agreement and Plan of Merger with Merchants that we expect to close in the first quarter of 2019, subject to the satisfaction of customary closing conditions, including regulatory and shareholder approvals. Upon completion of the merger, we expect the combined company will have approximately $1.5 billion in assets, $1.3 billion in deposits, and operate 11 branch offices throughout northern California. See Note 10 Business Combination in these Notes to Consolidated Financial Statements and our press release filed on form 8-k on October 5, 2018 announcing the signing of the definitive merger agreement for additional information.

Our principal executive office is located at 555 Capitol Mall Suite 1255, Sacramento, California 95814 and the telephone number is (800) 421-2575.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Financial highlights for the third quarter of 2018 compared to the same quarter a year ago:

Performance

●	Net income of $4.0 million ($0.25 per share –diluted) was an increase of $1.1 million (40%) from $2.9 million ($0.18 per share – diluted) earned during the same period in the prior year.
●	Net interest income increased $1.5 million (15%) to $12.1 million compared to $10.6 million for the same period in the prior year.
●	Return on average assets improved to 1.23% compared to 0.93% for the same period in the prior year.
●	Return on average equity improved to 12.16% compared to 9.01% for the same period in the prior year.
●	Average loans totaled $930.9 million, an increase of $125.7 million (16%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.2 billion, an increase of $83.6 million (7%) compared the same period in the prior year.
●	Average deposits totaled $1.1 billion, an increase of $55.2 million (5%) compared the same period in the prior year.
o	Average non-maturing deposits totaled $946.2 million, an increase of $96.0 million (11%) compared to the same period in the prior year.
o	Average certificates of deposit totaled $163.3 million, a decrease of $40.7 million (20%) compared to the same period in the prior year.
●	The Company’s efficiency ratio was 58.4% compared to 63.1% for the same period in the prior year.
●	Book value per common share was $8.14 at September 30, 2018 compared to $7.89 at September 30, 2017.
●

Tangible book value per common share was $8.03 at September 30, 2018 compared to $7.77 at September 30, 2017. Tangible book value per share is computed by dividing total shareholders’ equity less goodwill and core deposit intangible, net by shares outstanding. Management believes that tangible book value per share is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy.

Credit Quality

●	Nonperforming assets at September 30, 2018 totaled $3.9 million or 0.29% of total assets, a decrease of $4.5 million (54%) compared to September 30, 2017.
●	Net loan recoveries were $4 thousand in the third quarter of 2018 and for the same period in 2017.

Acquisition

●	Entered into a definitive merger agreement with Merchants, including approximately $218.0 million in assets headquartered in downtown Sacramento.
●	During the third quarter of 2018, we expensed $42 thousand of acquisition costs.

Financial highlights for the first nine months of 2018 compared to the same period a year ago:

Performance

●

Net income of $10.9 million was an increase of $3.6 million (48%) from $7.3 million earned during the same period in the prior year. Earnings of $0.67 per share – diluted was an increase of $0.18 (37%) from $0.49 per share – diluted earned during the same period in the prior year and reflects the impact of 2,738,096 shares of common stock sold and issued in the second quarter of 2017.

●	Net interest income increased $4.6 million (15%) to $35.1 million compared to $30.5 million for the same period in the prior year.
●	Return on average assets improved to 1.14% compared to 0.83% for the same period in the prior year.
●	Return on average equity improved to 11.29% compared to 8.80% for the same period in the prior year.
●	Average loans totaled $912.6 million, an increase of $101.6 million (13%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.2 billion, an increase of $100.3 million (9%) compared to average earning assets for the same period in the prior year.
●	Average deposits totaled $1.1 billion, an increase of $50.1 million (5%) compared to average deposits for the same period in the prior year.
o	Average non-maturing deposits totaled $906.5 million, an increase of $88.3 million (11%) compared to average non-maturing deposits for the same period in the prior year.
o	Average certificates of deposit totaled $171.9 million, a decrease of $37.3 million (18%) compared to average certificates of deposit for the same period in the prior year.
●	The Company’s efficiency ratio was 61.5% compared to 67.8% during the same period in the prior year.
●	Nonperforming assets at September 30, 2018 totaled $3.9 million or 0.29% of total assets, a decrease of $2.0 million (45% annualized) since December 31, 2017.
●	Book value per common share was $8.14 at September 30, 2018 compared to $7.82 at December 31, 2017.
●

Tangible book value per common share was $8.03 at September 30, 2018 compared to $7.70 at December 31, 2017. Tangible book value per share is computed by dividing total shareholders’ equity less goodwill and core deposit intangible, net by shares outstanding. Management believes that tangible book value per share is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy.

Credit Quality

●	Nonperforming assets at September 30, 2018 totaled $3.9 million or 0.29% of total assets, a decrease of $2.0 million (45% annualized) since December 31, 2017.
●	Net loan recoveries were $467 thousand for the first nine months of 2018 compared with net charge-offs of $352 thousand for the same period in the prior year.

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

Methods and timing of adoption – For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July of 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842). The standard contained improvements to ASU No. 2016-02 that permit presentation on a prospective basis.

Expected financial statement impact – We estimate the new leasing standard will be implemented on a prospective basis and result in a new lease asset and related lease liability of approximately $4.2 million related to our current operating leases.

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

The following table summarizes as of September 30, 2018 when loans are projected to reprice by year and by rate index.

						Year 6
						Through	Beyond
(Amounts in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 10	Year 10	Total
Rate:
Fixed	$38,003	$38,357	$55,840	$30,395	$55,642	$122,938	$14,875	$356,050
Variable:
Prime	113,739	6,398	4,464	4,216	7,937	4,281	—	141,035
5 Year Treasury	45,350	22,058	50,833	62,378	93,673	41,740	—	316,032
7 Year Treasury	874	913	3,552	8,712	4,818	19,534	—	38,403
1 Year LIBOR	25,526	—	—	—	—	—	—	25,526
Other Indexs	5,884	5,316	4,917	1,832	6,394	22,356	1,775	48,474
Nonaccrual	1,210	331	304	276	268	934	394	3,717
Total	$230,586	$73,373	$119,910	$107,809	$168,732	$211,783	$17,044	$929,237

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Third Quarter of 2018 Compared With Third Quarter of 2017

Net income for the third quarter of 2018 increased $1.2 million compared to the third quarter of 2017. In the current quarter, net interest income was $1.5 million higher and the provision for income taxes was $23 thousand lower. These positive changes were offset by noninterest income that was $133 thousand lower, and noninterest expenses that were $277 thousand higher.

First Nine Months of 2018 Compared with First Nine Months of 2017

Net income for the first nine months of 2018 increased $3.6 million compared to the first nine months of 2017. In the current year, net interest income was $4.6 million higher and provision for loan and lease losses was $500 thousand lower. These positive changes were offset by noninterest income that was $655 thousand lower, noninterest expense was $265 thousand higher and a provision for income taxes that was $585 thousand higher.

Return on Average Assets and Average Total Equity

The following table presents the returns on average assets and average total equity for the three and nine months ended September 30, 2018 and 2017. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Return on average assets	1.23%	0.93%	1.14%	0.83%
Return on average total equity	12.16%	9.01%	11.29%	8.80%

NET INTEREST INCOME AND NET INTEREST MARGIN

For the three months ended September 30, 2018 compared to the same period a year ago, net interest income increased $1.5 million.

Interest income for the third quarter of 2018 increased $1.7 million or 14% to $13.4 million:

●	Interest and fees on loans increased $1.7 million due to a $125.7 million increase in average loan balances and a six basis point increase in the average yield on the loan portfolio.

●

Interest on investment securities increased $9 thousand due to a 10 basis point increase in average yield on the securities portfolio partially offset by an $8.2 million decrease in average securities balances.

●

Interest on interest-bearing deposits due from banks decreased $24 thousand due to a $33.9 million decrease in average interest-bearing deposit balances, partially offset by a 69 basis point increase in average yield.

Interest expense for the third quarter of 2018 increased $123 thousand or 10% to $1.3 million:

●

Interest expense on interest bearing deposits decreased $1 thousand. Average interest-bearing demand and savings deposit balances increased $55.3 million, while average certificate of deposit balances decreased $40.7 million. The average rate paid on interest-bearing deposits decreased one basis point.

●	Interest expense on other interest bearing liabilities increased $124 thousand due to increased borrowing from the Federal Home Loan Bank of San Francisco.

For the nine months ended September 30, 2018 compared to the same period a year ago, net interest income increased $4.6 million.

Interest income for the nine months ended September 30, 2018 increased $5.0 million or 15% to $39.0 million.

●	Interest and fees on loans increased $4.4 million due to a $101.6 million increase in average loan balances and an 11 basis point increase in the average yield on the loan portfolio.

●	Interest on investment securities increased $647 thousand due to a six basis point increase in average yield and a $28.0 million increase in average securities balances.

●	Interest on interest-bearing deposits due from banks decreased $30 thousand due to a $29.3 million decrease in average balance partially offset by a 75 basis point increase average yields.

Interest expense for the nine months ended September 30, 2018 increased $490 thousand or 14% to $3.9 million.

●

Interest expense on deposits increased $41 thousand as average interest-bearing demand and savings deposit balances increased $48.5 million, while average certificate of deposit balances declined $37.3 million. The average rate paid on interest-bearing deposits was unchanged.

●

Interest expense on other interest bearing liabilities increased $449 thousand. Federal Home Loan Bank of San Francisco borrowings averaged $30.0 million compared to an average balance of $403 thousand in the prior year.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Paid

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$930,863	$11,568	4.93%	$805,144	$9,887	4.87%
Taxable securities	199,883	1,209	2.40%	179,362	1,049	2.32%
Tax-exempt securities	48,561	400	3.27%	77,303	551	2.83%
Interest-bearing deposits in other banks	50,397	254	2.00%	84,323	278	1.31%
Average interest-earning assets	1,229,704	13,431	4.33%	1,146,132	11,765	4.07%
Cash and due from banks	21,834			19,143
Premises and equipment, net	13,768			15,362
Goodwill and core deposit intangible, net	1,888			2,109
Other assets	33,084			38,154
Average total assets	$1,300,278			$1,220,900

Interest-bearing liabilities:
Interest-bearing demand	$494,906	276	0.22%	$436,614	196	0.18%
Savings deposits	107,349	73	0.27%	110,305	52	0.19%
Certificates of deposit	163,302	465	1.13%	204,044	567	1.10%
Federal Home Loan Bank of San Francisco borrowings	22,283	121	2.15%	—	—	—%
Other borrowings	14,681	265	7.16%	17,804	292	6.51%
Junior subordinated debentures	10,310	104	4.00%	10,310	74	2.85%
Average interest-bearing liabilities	812,831	1,304	0.64%	779,077	1,181	0.60%
Noninterest-bearing demand	343,948			303,314
Other liabilities	12,000			11,935
Shareholders’ equity	131,499			126,574
Average liabilities and shareholders’ equity	$1,300,278			$1,220,900
Net interest income and net interest margin (4)		$12,127	3.91%		$10,584	3.66%
Tax equivalent net interest income and net interest margin (3)		$12,233	3.95%		$10,868	3.76%
(1)Interest income on loans includes deferred fees and costs of approximately $75 thousand and $95 thousand for the three months ended September 30, 2018 and 2017, respectively.
(2) Net loans includes average nonaccrual loans of $3.8 million and $8.6 million for the three months ended September 30, 2018 and 2017, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 21% for 2018 and at a 34% tax rate for 2017. The amount of such adjustments was an addition to recorded income of approximately $106 thousand and $284 thousand for the three months ended September 30, 2018 and 2017.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(5) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively, and annualizing the result.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$912,648	$33,461	4.90%	$811,080	$29,029	4.79%
Taxable securities	203,791	3,696	2.42%	153,702	2,710	2.36%
Tax-exempt securities	52,844	1,276	3.23%	74,932	1,615	2.88%
Interest-bearing deposits in other banks	37,515	518	1.85%	66,818	548	1.10%
Average interest-earning assets	1,206,798	38,951	4.32%	1,106,532	33,902	4.10%
Cash and due from banks	19,801			17,802
Premises and equipment, net	14,161			15,776
Goodwill and core deposit intangible, net	1,943			2,164
Other assets	32,666			37,876
Average total assets	$1,275,369			$1,180,150

Interest-bearing liabilities:
Interest-bearing demand	$477,755	712	0.20%	$426,365	528	0.17%
Savings deposits	108,382	196	0.24%	111,258	146	0.18%
Certificates of deposit	171,941	1,448	1.13%	209,275	1,641	1.05%
Federal Home Loan Bank of San Francisco borrowings	30,037	435	1.94%	403	3	1.00%
Other borrowings	15,601	825	7.07%	18,241	880	6.45%
Junior subordinated debentures	10,310	283	3.67%	10,310	211	2.74%
Average interest-bearing liabilities	814,026	3,899	0.64%	775,852	3,409	0.59%
Noninterest-bearing demand	320,316			280,559
Other liabilities	12,094			12,206
Shareholders’ equity	128,933			111,533
Average liabilities and shareholders’ equity	$1,275,369			$1,180,150
Net interest income and net interest margin (4)		$35,052	3.88%		$30,493	3.68%
Tax equivalent net interest income and net interest margin (3)		$35,391	3.92%		$31,325	3.78%
(1) Interest income on loans includes deferred fees and costs of approximately $356 thousand and $423 thousand for the nine months ended September 30, 2018 and 2017, respectively.
(2) Net loans includes average nonaccrual loans of $4.3 million and $9.7 million for the nine months ended September 30, 2018 and 2017, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and at a 34% tax rate for 2017. The amount of such adjustments was an addition to recorded income of approximately $339 thousand and $832 thousand for the nine months ended September 30, 2018 and 2017, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three and nine months ended September 30, 2018 and 2017. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended September 30, 2018 Over Three Months Ended September 30, 2017
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$1,561	$120	$1,681
Taxable securities	123	37	160
Tax-exempt securities (1)	(301)	(28)	(329)
Interest-bearing deposits in other banks	(111)	87	(24)
Total increase	1,272	216	1,488

Increase (decrease) in interest expense:
Interest-bearing demand	28	52	80
Savings deposits	(1)	22	21
Certificates of deposit	(116)	14	(102)
Federal Home Loan Bank of San Francisco borrowings	121	—	121
Other borrowings	(63)	36	(27)
Junior subordinated debentures	—	30	30
Total (decrease) increase	(31)	154	123
Net increase	$1,303	$62	$1,365
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 21% tax rate for 2018 and 34% for 2017.

	Nine Months Ended September 30, 2018 Over Nine Months Ended September 30, 2017
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$3,709	$723	$4,432
Taxable securities	906	80	986
Tax-exempt securities (1)	(683)	(149)	(832)
Interest-bearing deposits in other banks	(241)	211	(30)
Total increase	3,691	865	4,556

Increase (decrease) in interest expense:
Interest-bearing demand	68	116	184
Savings deposits	(4)	54	50
Certificates of deposit	(330)	137	(193)
Federal Home Loan Bank of San Francisco borrowings	427	5	432
Other borrowings	(164)	109	(55)
Junior subordinated debentures	—	72	72
Total (decrease) increase	(3)	493	490
Net increase (decrease)	$3,694	$372	$4,066
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 21% tax rate for 2018 and 34% for 2017.

PROVISION FOR LOAN AND LEASE LOSSES

As a result of improved asset quality and net loan loss recoveries, no provision for loan and lease losses was necessary during the nine months ended September 30, 2018. We recorded a $500 thousand provision for loan and lease losses during the nine months ended September 30, 2017. See Note 4 Loans in the Notes to Consolidated Financial Statements for further discussion.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

The following table presents the key components of noninterest income for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(Amounts in thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$170	$132	$38	29%	$521	$401	$120	30%
ATM and point of sale	282	273	9	3%	848	827	21	3%
Payroll and benefit processing fees	159	147	12	8%	474	485	(11)	(2)%
Life insurance	128	134	(6)	(4)%	384	915	(531)	(58)%
Gain on investment securities, net	1	38	(37)	(97)%	41	139	(98)	(71)%
Federal Home Loan Bank of San Francisco dividends	104	80	24	30%	279	237	42	18%
(Loss) gain on sale of OREO	(7)	81	(88)	(109)%	9	22	(13)	(59)%
Other	106	191	(85)	(45)%	331	516	(185)	(36)%
Total noninterest income	$943	$1,076	$(133)	(12)%	$2,887	$3,542	$(655)	(18)%

Noninterest income for the three months ended September 30, 2018 decreased $133 thousand compared to the third quarter for 2017, a variance not concentrated in any one item. Noninterest income for the nine months ended September 30, 2018 decreased $655 thousand compared to the first nine months of 2017. During the first quarter of 2017, we recognized income from life insurance death benefit proceeds of $502 thousand.

NONINTEREST EXPENSE

The following table presents the key components of noninterest expense for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(Amounts in thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Noninterest expense:
Salaries & related benefits	$4,529	$4,291	$238	6%	$13,897	$13,296	$601	5%
Premises & equipment	1,017	1,067	(50)	(5)%	3,104	3,169	(65)	(2)%
Federal Deposit Insurance Corporation insurance premium	94	78	16	21%	283	230	53	23%
Data processing fees	518	437	81	19%	1,421	1,294	127	10%
Professional service fees	336	276	60	22%	995	1,119	(124)	(11)%
Telecommunications	55	219	(164)	(75)%	449	653	(204)	(31)%
Other	1,085	989	96	10%	3,189	3,312	(123)	(4)%
Total noninterest expense	$7,634	$7,357	$277	4%	$23,338	$23,073	$265	1%

Noninterest expense for the three months ended September 30, 2018 increased $277 thousand compared to the same period a year previous. Noninterest expense for the nine months ended September 30, 2018 increased $265 thousand compared to the same period a year previous. The variance for both periods reflects increased compensation costs in our Sacramento market offset by reduced reliance on professional consultants and reductions in various other nonrecurring expenses. We received refunds from a Telecommunication vendor totaling $97 thousand during the third quarter of 2018.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2018	2017	2018	2017
Income before provision for income taxes	$5,436	$4,303	$14,601	$10,462
Provision for income taxes	$1,404	$1,427	$3,710	$3,125
Effective tax rate	25.8%	33.2%	25.4%	29.9%

For the three months ended September 30, 2018, our income tax provision of $1.4 million on pre-tax income of $5.4 million was an effective tax rate of 25.8%. The current quarter effective tax rate reflects the benefits of the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate tax rate from a graduated rate of 35% to a flat rate of 21%. This compares with a provision for income taxes for the third quarter of the prior year of $1.4 million on pre-tax income of $4.3 million, which was an effective tax rate of 33.2%.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended September 30, 2018, our income tax provision of $3.7 million on pre-tax income of $14.6 million was an effective tax rate of 25.4%. The effective tax rate for the nine months ended September 30, 2017, of 29.9% included life insurance death benefits of $502 thousand, which were not subject to income tax. If the death benefits were excluded from pretax income, the effective tax rate would have been 31.4%. The lower effective tax rate in 2018 again reflects the benefits of the Tax Cuts and Jobs Act of 2017.

Cost Segregation Study and Tangible Property Review

We have initiated a cost segregation study and a tangible property review, which will shorten the depreciable lives of certain assets and accelerate the tax depreciation deduction on our 2017 federal income tax return. We expect to record the expense of approximately $293 thousand and a benefit to our 2018 book provision for income taxes exceeding that amount in the fourth quarter of 2018 upon completion of these projects.

Amended Tax Returns

In September of 2016, we filed amended federal and state tax returns for tax years 2011, 2012, 2013, and 2014. The amendments were filed to properly recognize tax events in years 2011 and 2013 that were improperly recognized in years 2011 through 2014. The IRS rejected the 2011 amended tax return citing the statute for assessment had expired. Accordingly, in early 2017, $988 thousand of taxes due to the taxing authorities pursuant to the 2011 amended federal tax return was returned to us. However, we have continued to recognize 100% of the tax liability relating to our 2011 amended federal tax return because of our belief that under the concept of equitable recoupment our tax position would be sustained upon reexamination by the IRS or through the litigation process. This has created an uncertain tax position.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2018, we had total consolidated assets of $1.3 billion, gross loans of $927.5 million, allowance for loan and lease losses (“ALLL”) of $12.4 million, total deposits of $1.1 billion, and shareholders’ equity of $133.0 million.

As of September 30, 2018, we maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $21.3 million. We also held interest-bearing deposits in the amount of $69.9 million.

Available-for-sale investment securities totaled $239.6 million at September 30, 2018, compared to $268.0 million at December 31, 2017. Our investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations.

During the first nine months of 2018, we purchased 18 securities with a par value of $30.5 million and weighted average yield of 3.30% and sold 40 securities with a par value of $27.1 million and weighted average yield of 2.45%. The sales activity on available-for-sale securities resulted in $41 thousand in net realized gains for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we also received $23.9 million in proceeds from principal payments, calls and maturities within the available-for-sale securities portfolio.

At September 30, 2018, our net unrealized losses on available-for-sale investment securities were $5.8 million compared to net unrealized losses of $452 thousand at December 31, 2017. The unrealized losses arising during the nine months ended September 30, 2018 were driven by significant changes in market interest rates and no investments were considered other-than-temporarily impaired.

We recorded gross loan balances of $927.5 million at September 30, 2018, compared to $879.8 million at December 31, 2017 an increase of $47.6 million. The increase in gross loans compared to December 31, 2017 was organic and did not rely on loan pool purchases.

The ALLL at September 30, 2018 increased $467 thousand to $12.4 million compared to $11.9 million at December 31, 2017. At September 30, 2018, relying on our ALLL methodology, which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $2.1 million to $3.7 million, or 0.40% of gross loans, as of September 30, 2018, compared to $5.8 million, or 0.66% of gross loans as of December 31, 2017. The decrease in nonperforming loans was primarily due to repayments totaling $1.2 million from one commercial loan and one commercial real estate loan.

Past due loans as of September 30, 2018 decreased $1.0 million to $1.3 million, compared to $2.3 million as of December 31, 2017. The decrease in past due loans was primarily due to the sale of two residential real estate loans for $290 thousand and the transfer of five residential real estate loans to OREO. We believe that risk grading for past due loans appropriately reflects the risk associated with the past due loans. See Note 4 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $13.5 million at September 30, 2018 a decrease of $1.2 million compared to $14.7 million at December 31, 2017.

Our OREO balance at September 30, 2018 was $136 thousand compared to $35 thousand at December 31, 2017. For the nine months ended September 30, 2018, we transferred five foreclosed properties in the amount of $140 thousand to OREO. During the nine months ended September 30, 2018, we sold two properties with a balance of $48 thousand for a net gain of $9 thousand.

Bank-owned life insurance increased $384 thousand during the nine months ended September 30, 2018 to $22.3 million compared to $21.9 million at December 31, 2017.

Other assets, which include the Bank’s investment qualified zone academy bonds, Federal Home Loan Bank of San Francisco stock and low-income housing tax credit partnerships totaled $21.9 million at September 30, 2018 compared to $19.7 million at December 31, 2017.

Total deposits at September 30, 2018, increased $42.0 million or 5% annualized to $1.1 billion compared to December 31, 2017.

●	Total non-maturing deposits increased $121.2 million or 14% compared to the same date a year ago and increased $70.0 million or 10% annualized compared to December 31, 2017.
●	Certificates of deposit decreased $39.2 million or 20% compared to the same date a year ago and decreased $28.0 million or 20% annualized compared to December 31, 2017.

Other liabilities which include the Bank’s income tax liabilities, supplemental executive retirement plan and funding obligation for investments in qualified affordable housing partnerships increased $900 thousand to $13.1 million as of September 30, 2018 compared to $12.2 million at December 31, 2017.

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

The carrying value of our available-for-sale investment securities totaled $239.6 million at September 30, 2018, compared to $268.0 million at December 31, 2017. The following table presents information at carrying value of the investment securities portfolio by classification and major type as of September 30, 2018 and December 31, 2017.

	September 30,	December 31,
(Amounts in thousands)	2018	2017
Available-for-sale securities: (1)
U.S. government & agencies	$35,656	$40,369
Obligations of state and political subdivisions	51,562	78,844
Residential mortgage-backed securities and collateralized mortgage obligations	124,109	114,592
Corporate securities	3,974	4,992
Commercial mortgage-backed securities	24,167	26,641
Other asset-backed securities	165	2,516
Total	$239,633	$267,954
(1) Available-for-sale securities are reported at fair value.

The following table presents information at amortized cost, regarding the maturity structure and average yield of the investment portfolio at September 30, 2018.

	Maturing		Maturing Over One		Maturing Over Five		Maturing
	Within One Year		Through Five Years		Through Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$—	—%	$—	—%	$5,532	3.10%	$30,525	2.82%	$36,057	2.86%
Obligations of state and political subdivisions	33	5.62%	12,377	3.37%	21,109	3.43%	17,949	2.99%	51,468	3.26%
Residential mortgage-backed securities and collateralized mortgage obligations	501	3.80%	64,975	2.58%	58,958	2.93%	4,269	3.68%	128,703	2.78%
Corporate securities	1,016	3.39%	2,026	4.09%	1,000	2.15%	—	—%	4,042	3.43%
Commercial mortgage-backed securities	—	—%	—	—%	4,686	2.24%	20,304	2.55%	24,990	2.49%
Other asset-backed securities	—	—%	—	—%	—	—%	164	4.42%	164	4.42%
Total	$1,550	3.55%	$79,378	2.74%	$91,285	3.01%	$73,211	2.84%	$245,424	2.88%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of September 30, 2018 and December 31, 2017.

(Amounts in thousands)	September 30,		December 31,
Loan Portfolio	2018	%	2017	%
Commercial	$132,091	14%	$142,405	16%
Commercial real estate:
Real estate - construction and land development	20,496	2	15,902	2
Real estate - commercial non-owner occupied	431,246	47	377,668	43
Real estate - commercial owner occupied	195,608	21	192,023	22
Residential real estate:
Real estate - residential - ITIN	38,353	4	41,188	5
Real estate - residential - 1-4 family mortgage	33,473	4	30,377	3
Real estate - residential - equity lines	28,713	3	30,347	3
Consumer and other	47,500	5	49,925	6
Gross loans	927,480	100%	879,835	100%
Deferred loan fees and costs	1,757		1,710
Loans, net of deferred fees and costs	929,237		881,545
Allowance for loan and lease losses	(12,392)		(11,925)
Net loans	$916,845		$869,620

The following table sets forth the maturity and fixed or variable rate distribution of our loan portfolio as of September 30, 2018.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$35,572	$54,096	$43,316	$132,984
Commercial real estate:
Real estate - construction and land development	4,817	3,763	11,865	20,445
Real estate - commercial non-owner occupied	5,659	116,911	308,090	430,660
Real estate - commercial owner occupied	10,862	19,769	164,044	196,675
Residential real estate:
Real estate - residential - ITIN	—	—	38,353	38,353
Real estate - residential - 1-4 family mortgage	495	2,247	30,804	33,546
Real estate - residential - equity lines	39	2,659	26,350	29,048
Consumer and other	282	45,863	1,381	47,526
Loans, net of deferred fees and costs	$57,726	$245,308	$626,203	$929,237
Loans with:
Fixed rates	$38,003	$180,234	$137,813	$356,050
Variable rates	19,723	65,074	488,390	573,187
Loans, net of deferred fees and costs	$57,726	$245,308	$626,203	$929,237

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the recorded investment in purchased loans at September 30, 2018 and December 31, 2017.

(Amounts in thousands)	September 30, 2018		December 31, 2017
Loan Type	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$79	—%	$108	—%
Commercial real estate	29,396	3%	30,195	3%
Residential real estate	52,888	6%	56,735	6%
Consumer and other	45,815	5%	47,836	5%
Total purchased loans	$128,178	14%	$134,874	14%

During the second quarter of 2018 we terminated an agreement to purchase a maximum par value of $50.0 million in unsecured consumer home improvement loans from a third party originator. Our agreement requires us to continue purchasing loans for six months following the notice of termination.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our nonperforming assets as of September 30, 2018 and December 31, 2017.

(Amounts in thousands)	September 30,	December 31,
Nonperforming Assets	2018	2017
Commercial	$899	$1,603
Commercial real estate:
Real estate - commercial owner occupied	—	600
Total commercial real estate	—	600
Residential real estate:
Real estate - residential - ITIN	2,571	2,909
Real estate - residential - 1-4 family mortgage	179	606
Real estate - residential - equity lines	44	45
Total residential real estate	2,794	3,560
Consumer and other	24	36
Total nonaccrual loans	3,717	5,799
90 days past due and still accruing	—	—
Total nonperforming loans	3,717	5,799
Other real estate owned	136	35
Total nonperforming assets	$3,853	$5,834
Nonperforming loans to gross loans	0.40%	0.66%
Nonperforming assets to total assets	0.29%	0.46%

We regularly perform thorough reviews of the commercial real estate portfolio, including semi-annual stress testing. These reviews are performed on both our nonowner and owner occupied credits. These reviews are completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects. Stress testing is performed to determine the effect of risings, interest rates and rising vacancy rates on the portfolio. Based on our analysis, we believe we are effectively managing the risks in this portfolio. There can be no assurance that declines in economic conditions, such as potential increases in retail or office vacancy rates, will not exceed the projected assumptions utilized in stress testing resulting in additional nonperforming loans in the future.

Loans are reported as troubled debt restructurings when we grant a concession(s) to a borrower experiencing financial difficulties that we would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired, as we will not collect all amounts due, either principal or interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent troubled debt restructured loans are measured by comparing the present value of expected future cash flows of the restructured loans, discounted at the effective interest rate of the original loan agreement to the loans carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

As of September 30, 2018, we had $9.7 million in troubled debt restructurings compared to $10.9 million as of December 31, 2017. As of September 30, 2018, we had 107 restructured loans that qualified as troubled debt restructurings, of which all loans were performing according to their restructured terms. Troubled debt restructurings represented 1.05% of gross loans as of September 30, 2018, compared to 1.24% at December 31, 2017.

Impaired loans of $7.0 million and $7.3 million were classified as accruing troubled debt restructurings at September 30, 2018 and December 31, 2017, respectively. For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of September 30, 2018 and December 31, 2017, we had one restructured commercial line of credit in nonaccrual status that had $455 thousand and $33 thousand in available credit, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of September 30, 2018 and December 31, 2017.

(Amounts in thousands)	September 30,	December 31,
Troubled Debt Restructurings	2018	2017
Accruing troubled debt restructurings
Commercial	$1,291	$1,551
Commercial real estate:
Real estate - commercial non-owner occupied	797	803
Residential real estate:
Real estate - residential - ITIN	4,535	4,614
Real estate - residential - equity lines	367	380
Total accruing troubled debt restructurings	$6,990	$7,348

Nonaccruing troubled debt restructurings
Commercial	$807	$863
Residential real estate:
Real estate - residential - ITIN	1,889	2,396
Real estate - residential - 1-4 family mortgage	—	296
Consumer and other	24	26
Total nonaccruing troubled debt restructurings	$2,720	$3,581
Total troubled debt restructurings

Commercial	$2,098	$2,414
Commercial real estate:
Real estate - commercial non-owner occupied	797	803
Residential real estate:
Real estate - residential - ITIN	6,424	7,010
Real estate - residential - 1-4 family mortgage	—	296
Real estate - residential - equity lines	367	380
Consumer and other	24	26
Total troubled debt restructurings	$9,710	$10,929

Total troubled debt restructurings to gross loans outstanding at period end	1.05%	1.24%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at September 30, 2018 increased $467 thousand to $12.4 million compared to $11.9 million at December 31, 2017. As a result of improved asset quality and net loan recoveries, no provision for loan and lease losses was deemed necessary during the nine months ended September 30, 2018. During the year ended December 31, 2017, we recorded a $950 thousand provision for loan and lease losses.

We recorded net loan loss recoveries of $467 thousand for the nine months ended September 30, 2018 compared to net loan charge-offs of $569 thousand for the year ended December 31, 2017. Recoveries of $1.4 million during the nine months ended September 30, 2018 occurred primarily from two commercial loans partially offset by charge-offs of $646 thousand primarily from purchased consumer loans. Our ALLL as a percentage of gross loans was 1.34% and 1.36% as of September 30, 2018 and December 31, 2017, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the ALLL roll forward for the nine months ended September 30, 2018, twelve months ended December 31, 2017 and the nine months ended September 30, 2017. This table also includes impaired loan information at September 30, 2018, December 31, 2017 and September 30, 2017.

	For The Nine Months Ended	For The Twelve Months Ended	For The Nine Months Ended
(Amounts in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Beginning balance ALLL	$11,925	$11,544	$11,544
Provision for loan and lease loss charged to expense	—	950	500
Loans charged off	(969)	(1,502)	(1,051)
Loan and lease loss recoveries	1,436	933	699
Ending balance ALLL	$12,392	$11,925	$11,692

	At September 30, 2018	At December 31, 2017	At September 30, 2017
Nonaccrual loans:
Commercial	$899	$1,603	$2,309
Real estate - commercial owner occupied	—	600	617
Real estate - residential - ITIN	2,571	2,909	3,201
Real estate - residential - 1-4 family mortgage	179	606	626
Real estate - residential - equity lines	44	45	815
Consumer and other	24	36	37
Total nonaccrual loans	3,717	5,799	7,605
Accruing troubled-debt restructured loans:
Commercial	1,291	1,551	671
Real estate - commercial non-owner occupied	797	803	805
Real estate - residential - ITIN	4,535	4,614	4,655
Real estate - residential - equity lines	367	380	441
Total accruing restructured loans	6,990	7,348	6,572

All other accruing impaired loans	—	—	—
Total impaired loans	$10,707	$13,147	$14,177

Gross loans outstanding	$927,480	$879,835	$824,874

Ratio of ALLL to gross loans outstanding	1.34%	1.36%	1.42%
Nonaccrual loans to gross loans outstanding	0.40%	0.66%	0.92%

As of September 30, 2018, impaired loans totaled $10.7 million, of which $3.7 million were in nonaccrual status. Of the total impaired loans, $7.1 million or 107 were ITIN loans with an average balance of approximately $66 thousand. The remaining impaired loans consist of six commercial loans, one commercial real estate loan, one residential mortgage, eight home equity loans and one consumer loan.

At September 30, 2018, impaired loans had a corresponding specific allowance of $1.1 million. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

The following table sets forth the allocation of the ALLL as of September 30, 2018 and December 31, 2017.

(Amounts in thousands)	September 30, 2018		December 31, 2017
ALLL	Amount	% Loan Category	Amount	% Loan Category
Commercial	$2,229	18%	$2,397	20%
Commercial real estate:
Real estate - construction and land development	97	1	82	1
Real estate - commercial non-owner occupied	5,363	43	4,698	40
Real estate - commercial owner occupied	1,747	14	1,734	15
Residential real estate:
Real estate - residential - ITIN	687	6	602	5
Real estate - residential - 1-4 family mortgage	162	1	151	1
Real estate - residential - equity lines	363	3	416	3
Consumer and other	1,287	10	1,435	12
Unallocated	457	4	410	3
Total ALLL	$12,392	100%	$11,925	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2018 and December 31, 2017, the unallocated allowance amount represents 4% and 3%, respectively. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Natural Disasters

Wildfires

We have extended credit to borrowers in California where devastating fires have recently caused widespread destruction, especially in the Redding area.

As of September 30, 2018, we have loans with balances totaling $301 thousand that are secured by real estate damaged by the recent fires. We believe that these properties are adequately insured and we do not expect to experience losses on these loans.

In addition, we have extended credit totaling $2.7 million to borrowers whose homes or businesses are not collateral for our loan but were in the fire area. This may impact our borrower’s ability to repay our loans.

Hurricanes

Many of the loans that we have acquired from third party originators were made to borrowers who are located throughout the United States, other than in California. Some of those borrowers reside in areas where hurricanes have caused severe damage. The loans that were affected are primarily ITIN loans, which are secured by first deeds of trust and consumer home improvement loans, which are unsecured. These loans are not serviced by us and we are dependent on third party servicers for collection efforts, processing payment deferral requests and obtaining loss information. We have not seen any significant increase in losses as a result of the hurricanes.

Deposits

Total deposits as of September 30, 2018 were $1.1 billion compared to $1.1 billion at December 31, 2017, an increase of $42.0 million or 5% annualized. The following table presents the deposit balances by major category as of September 30, 2018, and December 31, 2017.

(Amounts in thousands)	September 30, 2018		December 31, 2017
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$361,516	32%	$305,650	28%
Interest-bearing demand	251,323	22	260,221	24
Money market accounts	259,230	23	236,769	21
Savings	111,388	10	110,837	10
Certificates of deposit, $100,000 or greater	126,948	10	148,438	13
Certificates of deposit, less than $100,000	34,356	3	40,817	4
Total	$1,144,761	100%	$1,102,732	100%

The following table sets forth the distribution of our year-to-date average daily balances and their respective average rates for the nine months ended September 30, 2018, and the year ended December 31, 2017.

	For the Nine Months Ended September 30, 2018		For the Year Ended December 31, 2017
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$231,958	0.16%	$209,792	0.13%
Money market accounts	245,797	0.24%	224,913	0.21%
Savings	108,382	0.24%	111,376	0.18%
Certificates of deposit	171,941	1.13%	205,648	1.06%
Interest-bearing deposits	758,078	0.42%	751,729	0.42%
Noninterest-bearing demand	320,316		289,735
Average total deposits	$1,078,394	0.29%	$1,041,464	0.30%

Federal Home Loan Bank of San Francisco borrowings	$30,037	1.94%	$302	0.99%
Other borrowings, net	15,601	7.07%	17,981	6.48%
Junior subordinated debentures	10,310	3.67%	10,310	2.78%
Average total borrowings	$55,948	3.69%	$28,593	5.09%

Deposit Maturity Schedule

The following table sets forth the maturities of certificates of deposit in amounts of $100,000 or more as of September 30, 2018.

(Amounts in thousands)	September 30,
Maturing in:	2018
Three months or less	$16,650
Three through six months	33,893
Six through twelve months	19,783
Over twelve months	56,622
Total	$126,948

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

Included in our certificates of deposit balances are $24.4 million of subscription time deposits obtained in prior years through online deposit listing services. We no longer utilize online deposit listing services. As they mature, these legacy deposits are not being renewed.

Borrowings

Term Debt

At September 30, 2018, we had total term debt outstanding with a carrying value of $14.3 million compared to $17.0 million at December 31, 2017. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of September 30, 2018 and December 31, 2017 the Bank had no Federal Home Loan Bank of San Francisco advances outstanding. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the nine months ended September 30, 2018 or the year ended December 31, 2017 was $30.0 million and $302 thousand, respectively. Strong loan growth combined with seasonal decreases in deposits necessitated Federal Home Loan Bank of San Francisco borrowings during the first two quarters of 2018. The borrowings were repaid during the third quarter from strong organic core deposit growth. See Note 6 Term Debt in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings.

Senior Debt

In December of 2015, we entered into a senior debt loan agreement to borrow $10.0 million. The debt is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce, matures in 2020, and at September 30, 2018, had a balance of $4.4 million net of unamortized debt issuance costs. Interest on the senior debt is paid at a variable rate equal to three month LIBOR plus 400 basis points resetting monthly. The effective interest rate at September 30, 2018, was 6.34%.

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The Subordinated Debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the Subordinated Debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points resetting quarterly. At September 30, 2018, the Subordinated Debt had a balance of $9.9 million net of unamortized debt issuance costs. The notes are due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July 2005, we participated in a $10.0 million private placement of trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Interest on the Trust-Preferred Securities is paid quarterly at a rate equal to three month LIBOR plus 158 basis points resetting quarterly (3.91% at September 30, 2018).

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds is public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of our total deposits at September 30, 2018 and December 31, 2017.

In addition to liquidity provided by core deposits, loan repayments and cash flows from securities, the Bank can borrow on established conditional federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank, or issue subscription / brokered certificates of deposit. The Bank’s tight liquidity position during the second quarter necessitated the use of its Federal Home Loan Bank of San Francisco credit line. The borrowings were repaid during the third quarter as a result of strong organic core deposit growth and the seasonal increase in deposits.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2018, the Bank has the following credit arrangements:

●

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $397.7 million; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	We have an available line of credit with the Federal Reserve Bank of $27.2 million subject to collateral requirements, namely the amount of pledged loans.

●

We have entered into nonbinding federal funds line of credit agreements with three financial institutions. The lines totaled $35.0 million at September 30, 2018 and had interest rates ranging from 2.39% to 3.06%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. We currently hold $19.8 million from our May 2017 public offering. Historically, our principal source of cash has been dividends received from the Bank. During 2018, the Bank paid a dividend of $1.5 million to the Holding Company. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company in the future.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $15.2 million was provided by operating activities during the nine months ended September 30, 2018. The primary difference between net income and cash provided by operating activities was non-cash items including depreciation and amortization totaling $1.6 million and net amortization of investment premiums and accretion of discounts of $1.4 million.

Net cash of $28.7 million used in investing activities consisted principally of $31.3 million in purchases of investment securities and $47.3 million in net loan purchases and originations partially offset by $27.6 million in proceeds from sale of investment securities and $23.9 million in proceeds from maturities and payments of investment securities.

Net cash of $37.8 million provided by financing activities consisted of an increase in deposits of $42.0 million partially offset by a $2.7 million decrease in net term debt.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law during the second quarter of 2018. The act amends the Federal Deposit Insurance Act to require federal banking agencies to develop a specified Community Bank Leverage Ratio (the ratio of a bank's equity capital to its consolidated assets) for banks with assets of less than $10.0 billion. Banks that exceed this ratio shall be deemed to comply with all other capital and leverage requirements.

CAPITAL ADEQUACY

Overall capital adequacy is monitored regularly by management and reported to our Board of Directors on a monthly basis. Our regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. As illustrated on the table below, the Holding Company and the Bank exceed the standards under these rules.

As of September 30, 2018, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of September 30, 2018, are presented in the following table.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	September 30, 2018
(Amounts in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement	Applicable 2018 Capital Conservation Buffer	Minimum Capital Ratio plus Capital Conservation Buffer
Holding Company:
Common Equity Tier 1 Capital Ratio	$135,184	12.65%	n/a	4.50%	1.875%	6.375%
Tier 1 Capital Ratio	$145,184	13.59%	n/a	6.00%	1.875%	7.875%
Total Capital Ratio	$168,271	15.75%	n/a	8.00%	1.875%	9.875%
Tier 1 Leverage Ratio	$145,184	11.18%	n/a	4.00%	n/a	n/a

Bank:
Common Equity Tier 1 Capital Ratio	$140,436	13.14%	6.50%	4.50%	1.875%	6.375%
Tier 1 Capital Ratio	$140,436	13.14%	8.00%	6.00%	1.875%	7.875%
Total Capital Ratio	$153,523	14.36%	10.00%	8.00%	1.875%	9.875%
Tier 1 Leverage Ratio	$140,436	10.78%	5.00%	4.00%	n/a	n/a

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

Cash Dividends and Payout Ratios per Common Share

We declared a cash dividend of $0.04 per common share for the three months ended September 30, 2018 and June 30, 2018. During the three months ended March 31, 2018 and the year ended December 31, 2017, we declared quarterly cash dividends of $0.03 per common share.

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

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dividends declared per common share	$0.04	$0.03	$0.11	$0.09
Dividend payout ratio	16%	17%	16%	18%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of September 30, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of September 30, 2018, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first nine months of 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a. Risk Factors

The risks described below, as well as the risk factors previously disclosed in the our Form 10-K for the period ended December 31, 2017, filed with the SEC on March 9, 2018 should be carefully considered. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition and/or operating results. Our risk factors regarding our pending merger have been added to specifically address the risks related to the pending merger.

On October 4, 2018, the Company and Merchants Holding Company, a California corporation (“Merchants”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merchants will be merged with and into the Company, with the Company as the surviving corporation (the “Merger”). Management expects the acquisition to close in the first quarter of 2019, subject to the satisfaction of customary closing conditions, including regulatory and shareholder approvals. The Merger Agreement provides that immediately after the Merger, Merchant’s bank subsidiary, The Merchants National Bank of Sacramento (“Merchants National Bank”), will merge with and into the Company’s bank subsidiary, Redding Bank of Commerce, with Redding Bank of Commerce as the surviving bank (the “Bank Merger”). Merchants Bank is a 97-year-old bank with approximately $212.4 million in assets as of September 30, 2018 and is headquartered in downtown Sacramento.

We may fail to realize all of the anticipated benefits of our pending Merger.

Although we previously acquired five branches from Bank of America in 2016, we have not previously been involved in a whole-bank acquisition such as the proposed merger. We expect to complete the acquisition of Merchants Holding Company in the first quarter of 2019. Inherent uncertainties exist in integrating the operations of the acquired company. In addition, the markets and industries in which it operates are highly competitive. We may lose existing customers or key personnel from our company or from Merchants National Bank; and we may not be able to control the incremental increase in noninterest expense arising from the acquisition in a manner that improves our overall operating efficiencies. Our ability to achieve anticipated results from the acquisition is also dependent on the extent of deposit and loan attrition and our ability to successfully deploy the new deposits into loans, which are, in part, related to the state of economic and financial markets. These factors could contribute to not achieving the expected benefits from the acquisitions within desired time frames, if at all. If the merger is completed and unexpected costs are incurred, the merger could have a dilutive effect on our earnings per share, meaning earnings per share could be less than they would be if the merger had not been completed.

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: November 2, 2018	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)