Form 10-K
period 2018-12-31
Bank of Commerce Holdings
filed 2019-03-12
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-(2) of the Exchange Act. (Check one).

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

As of the last day of the second fiscal quarter of 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $196,081,982 based on the closing sale price of $12.75 as reported on the NASDAQ Global Market as of June 30, 2018.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

The number of shares of the registrant’s no par value Common Stock outstanding as of March 6, 2019 was 18,213,334.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the registrant for its 2019 Annual Meeting of Shareholders, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The following factors, among others, could cause our actual results to differ materially from those expressed in such forward-looking statements:

●	The strength of the United States economy in general and the strength of the local economies in California in which we conduct operations;
●	Our failure to realize all of the anticipated benefits of our acquisition of Merchants Holding Company;
●	Difficulties in integrating the acquired bank branches of Merchants Holding Company;
●	Our inability to successfully manage our growth or implement our growth strategy;
●	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board;
●	Volatility in the capital or credit markets;
●	Changes in the financial performance and/or condition of our borrowers;
●	Our concentration in real estate lending;
●

Developments and changes in laws and regulations, including the recent federal Tax Cuts and Jobs Act, and increased regulation of the banking industry through legislative action and revised rules and standards applied by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the California Department of Business Oversight;

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

●	The loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;
●	Natural disasters, such as earthquakes, volcanic eruptions, tsunami, wildfires, droughts, floods, mudslides, hurricanes, tornados and other geologic processes;
●	A natural disaster outside California, could negatively impact our purchased loan portfolio or our third party loan servicers;
●	Unauthorized computer access, computer hacking, cyber-attacks, electronic fraudulent activity, attempted theft of financial assets, computer viruses, phishing schemes and other security problems;
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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the sections entitled “RISK FACTORS,” BUSINESS” and in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-K.

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

Item 1 - Business

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”) is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California.. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under three separate names (Redding Bank of Commerce, Sacramento Bank of Commerce, a division of Redding Bank of Commerce and The Merchants Bank of Sacramento, a division of Redding Bank of Commerce) and Bank of Commerce Mortgage (inactive). We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II, which was organized in connection with our prior issuance of trust-preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

We commenced banking operations in 1982 and grew organically to four branches before purchasing five Bank of America branches in 2016. With our recent acquisition of Merchants Holding Company, we now operate ten full service facilities and one limited service facility in northern California. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. We provide a wide range of financial services and products for business and retail customers which are competitive with those traditionally offered by banks of similar size in California. As of December 31, 2018, we operated under one primary business segment: Community Banking. Additional information regarding operating segments can be found in Note 2 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this document.

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

On January 31, 2019 we completed the acquisition of Merchants Holding Company (“Merchants”), to extend our presence in the Sacramento marketplace. Merchants, headquartered in Sacramento, California, was the parent company of The Merchants National Bank of Sacramento (“Merchants Bank”), a 97-year-old bank with approximately $211.7 million in assets as of January 31, 2019. See Note 23 Acquisition in the Notes to Consolidated Financial Statements.

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

Build a Stable Core Deposit Base. We continue to focus on increasing a stable core deposit base of business and retail customers. Our Branch Acquisition in 2016 allowed us to reduce our historic reliance on Federal Home Loan Bank of San Francisco borrowings and our former reliance on nonlocal time deposits. Our recently completed acquisition of Merchants Bank further enhanced our core deposit base by adding $152.2 million in demand and savings accounts. We intend to continue our practice of developing full deposit relationships with each of our loan customers, their business partners, and key employees.

Principal Market

We operate under the name Redding Bank of Commerce, except in the greater Sacramento region where we operate under the names Sacramento Bank of Commerce, a division of Redding Bank of Commerce and The Merchants Bank of Sacramento, a division of Redding Bank of Commerce.

Principal Products and Services

Most of our current customers are small to medium-sized businesses and retail consumers. No single person or group of persons provides a material portion of the Bank’s deposits or loans, the loss of any one or more of which would have a materially adverse effect on the business of the Bank.

We provide a wide range of financial services and products for businesses and consumers. The services we offer include those traditionally offered by banks of similar size and character in California. Our principal deposit products include the following types of accounts; checking, interest-bearing checking, money market, savings and certificates of deposit. We also offer sweep arrangements, commercial loans, construction loans, term loans, consumer loans, safe deposit boxes, and electronic banking services. We currently do not offer trust services or international banking services.

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

As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. See Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations and Note 18 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the regulatory capital guidelines.

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

Employees

As of December 31, 2018, we employed 197 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Information regarding employment agreements with our executive officers is contained in Item 11 – Executive Compensation below, which is incorporated by reference to our proxy statement for the 2019 annual meeting of shareholders.

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

Cash Dividends

Our ability to pay cash dividends is dependent on having sufficient cash and satisfying various regulatory and contractual requirements and restrictions. Our principal source of cash is dividends received from the Bank. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce capital below an amount necessary to meet minimum applicable regulatory capital requirements. Basel Ill (discussed below) introduces additional restrictions on dividends.

Our ability to pay dividends from the Bank to the Holding Company is also subject to certain requirements under California law. Banks chartered under California law generally may only pay a cash dividend to the extent such payment does not exceed the lesser of (i) retained earnings of the bank or (ii) the bank's net income for its last three fiscal years less any distributions to shareholders during such period. As a result, future dividends from the Bank to the Holding Company will generally depend on the level of earnings at the Bank.

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

On December 10, 2015, we issued and sold $10.0 million in aggregate principal amount of fixed to floating rate Subordinated Notes pursuant to a private placement with certain institutional investors. On that same date we also entered into a loan agreement pursuant to which we obtained $10.0 million in senior debt secured by a pledge of all of the stock of the Bank. The Subordinated Notes and debt agreements limit the payment of cash dividends to our common shareholders if the Company is not well capitalized, or if there is an event of default as described by the agreements.

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

Federal regulations require insured depository institutions and bank holding companies to meet several minimum capital standards, including: (i) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (ii) a Tier 1 capital to risk-based assets ratio of 6%; (iii) a total capital to risk-based assets ratio of 8%; and (iv) a 4% Tier 1 capital to total assets leverage ratio. These minimum capital requirements became effective in January 2015 and were the result of final rules implementing certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act (the "Final Rules").The Final Rules also require a new capital conservation buffer designed to absorb losses during periods of economic stress, change the risk-weights of certain assets for purposes of the risk-based capital ratios and phase out certain instruments as qualifying capital.

The Final Rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on an insured depository institution if its capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements to qualify as “well capitalized”: (i) a Tier 1 common equity capital ratio of at least 6.5%; (ii) a Tier 1 capital ratio of at least 8%; (iii) a total capital ratio of at least 10%; (iv) a Tier 1 leverage ratio of at least 5%; and (v) not be subject to any order or written directive requiring a specific capital level. The FDIC’s rules (as amended by the Final Rules) contain other capital classification categories, such as “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” each of which are based on certain capital ratios. An institution may be downgraded to a category lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition, or if the institution receives an unsatisfactory examination rating. As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as “well capitalized”.

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

The Crapo Bill, signed into law in May 2018, simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion and instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% and 10%.  On November 21, 2018, the FDIC published a proposed Community Bank Leverage Ratio of 9%. Any qualifying depository institution or its holding company that exceeds the Community Bank Leverage Ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and considered to be “well capitalized” under the prompt corrective action rules discussed above.  It is difficult at this time to predict when or how the new standards under the Crapo Bill will ultimately be applied to us or what specific impact the Crapo Bill (and any implementing rules and regulations) will have on community banks.

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

Examinations

Banks are subject to periodic examinations by their primary regulator. The Bank’s primary regulator is the FDIC. In assessing a bank's condition, bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on a 12-month cycle. Examinations alternate between the federal and state bank regulatory agencies, and in some cases they may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised institutions as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

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

Deposit Insurance

FDIC Insured Deposits

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC, which are designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act redefined the assessment base used for calculating deposit insurance assessments by requiring the FDIC to determine assessments based on assets instead of deposits. Assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution. In addition, the Dodd-Frank Act (i) raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the Deposit Insurance Fund (DIF) from 1.15% to 1.35%; (ii) required that the DIF reserve ratio meet 1.35% by 2020; and (iii) eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2.00% as a long-term goal beyond what is required by statute. The Dodd-Frank Act made banks with $10 billion or more in total assets responsible for the increase from 1.15% to 1.35%. On September 30, 2018, the DIF reached 1.36%, ahead of Dodd Frank’s 2020 deadline to meet the 1.35% reserve ratio. As a result, certain institutions will receive credits for the portions of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

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

Brokered Deposits

On November 13, 2015, the FDIC updated guidance on identifying, accepting and reporting brokered deposits (“Deposit Guidance”), which appears to adopt an expansive view on what constitutes “facilitating the placement of deposits.” To the extent the FDIC takes a broader view of what constitutes “brokered deposits”, this could impact our use of brokered deposits in the future. Under FDIC deposit insurance rules, banks may be assessed higher premiums if they have a high level of brokered deposits. For calendar quarters prior to April 1, 2018, CDARS and ICS reciprocal deposits were considered to be brokered deposits by regulatory authorities and were reported as such on quarterly Call Reports. With passage of The Crapo bill, however, these deposits are no longer classified as brokered. At December 31, 2018, we have $83.7 million in deposits which are part of the CDARS and ICS programs.

The Dodd-Frank Act

General

The Dodd-Frank Act was signed into law in July of 2010. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Holding Company and the Bank. Some of the provisions of the Dodd-Frank Act that may impact the Company's and the Bank's business and operations are summarized below.

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

●

The CFPB’s final rule amending Regulation C, which implements the Home Mortgage Disclosure Act, requiring most lenders to report expanded information in order for the CFPB to more effectively monitor fair lending concerns and other information shortcomings identified by the CFPB.

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

In May of 2018, President Trump signed into law the Crapo Bill which will modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act to provide regulatory relief to certain financial institutions. While the Crapo Bill maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks.

The Crapo Bill, simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% and 10%. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules discussed above. In addition, the Crapo Bill includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate It is difficult at this time to predict when or how the new standards under the Crapo Bill will ultimately be applied to us or what specific impact the Crapo Bill (and any implementing rules and regulations) will have on community banks.

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

We may fail to realize all of the anticipated benefits of our acquisition of Merchants Holding Company.

Although we acquired five branches from Bank of America in 2016, we have not previously been involved in a whole-bank acquisition such as our current acquisition of Merchants Holding Company which we completed in the first quarter of 2019. Inherent uncertainties exist in integrating the operations of the acquired company. We may lose existing customers or key personnel from our company or from The Merchants National Bank of Sacramento; and we may not be able to control the incremental increase in noninterest expense arising from the acquisition in a manner that improves our overall operating efficiencies. Our ability to achieve anticipated results from the acquisition is dependent on the extent of deposit and loan attrition and our ability to successfully deploy the acquired deposits into loans, which is, in part, related to the state of economic and financial markets. These factors could contribute to not achieving the expected benefits from the acquisition within desired time frames, if at all and could have a dilutive effect on our earnings per share.

The value of goodwill and other intangible assets may decline in the future

We have goodwill and core deposit intangible assets from business acquisitions. A significant decline in the expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

The loan portfolio includes a significant amount of purchased loans and a significant amount of loans serviced by other companies.

Purchased loans included in the loan portfolio totaled $126.4 million or 13% of gross portfolio loans as of December 31, 2018. The loans were purchased as a pool of loans, individual loans or as purchased participations from other institutions. The majority of the loans are located outside our principal market. The loans were purchased under several different contracts and, $82.6 million or 9% of our gross portfolio loans are serviced by two unrelated third party servicing companies. A disruption to the operations of either of the loan servicing companies could reduce the value of the assets that we own. In addition, if we were forced to service these loans ourselves, we would incur additional monitoring and servicing costs due to the geographic disbursement of the portfolio, which would adversely affect our noninterest expense.

We have a concentration risk in real estate related loans.

A substantial portion of our lending is tied to real estate. As of December 31, 2018, approximately 81% of our loan portfolio was secured by real estate as follows:

●	68% was commercial real estate (non-owner occupied and owner-occupied),
●	4% was residential ITIN,
●	4% was residential 1-4 family mortgage,
●	3% was residential equity lines and
●	2% was construction and land development.

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

The Financial Accounting Standards Board has adopted a new accounting standard update (“ASU”) 2016-13 which for us will be effective January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require us to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, may require us to increase our allowance for loan losses and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. More information on this ASU can be found under the heading Recent Accounting Pronouncements, in Note 2 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

Our income is highly dependent on “interest rate spreads” (i.e., the difference between the interest income earned on our interest-earning assets such as loans and securities, and the interest expense paid on our interest-bearing liabilities such as deposits and borrowings). The underlying interest rates are highly sensitive to many factors, many of which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. The Federal Reserve raised its target Federal funds rate in .25% increments three times during 2017 and four times during 2018. In recent years, we originated higher volumes of longer term fixed rate loans. These loans, combined with the structure of our investment portfolio and funding mix caused the Company to become slightly to moderately liability sensitive.

The interest rates we pay on deposits and the interest rates we earn on loans are determined in large part by the rates paid and charged by our competitors. In addition, changes in monetary policy including changes in interest rates influence the origination of loans, the purchase of investments and the generation of deposits. These changes affect the rates received on loans and securities and paid on deposits, which could have a material adverse effect on our business, financial condition and results of operations.

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

We own shares of Federal Home Loan Bank of San Francisco stock which are recorded in other assets. The stock is carried at cost and subject to recoverability testing under applicable accounting standards. As of December 31, 2018, we did not recognize an impairment charge related to our Federal Home Loan Bank of San Francisco stock holdings; however, potential negative changes to the financial condition of the Federal Home Loan Bank of San Francisco could require us to recognize an impairment charge with respect to such stock holdings. Any such impairment charge would have an adverse impact on our results of operations and financial condition.

We own investments in Qualified Zone Academy Bonds (“QZAB”) which are recorded in other assets. The investments are carried at cost and are subject to recoverability testing under applicable accounting standards. As of December 31, 2018, we did not recognize an impairment charge related to our QZAB investment holdings; however, potential negative changes to the financial condition of the issuing institutions could require us to recognize an impairment charge with respect to such holdings in the future. Any such impairment charge would have an adverse impact on our results of operations and financial condition.

Credit quality for private label mortgage backed securities we hold may deteriorate creating additional credit risk in our investment portfolio.

Our securities portfolio contains private label mortgage backed securities. These securities have more credit risk than the securities in our portfolio that are obligations of the U.S. Government or obligations guaranteed by the U.S. Government. We monitor the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. If there is a decline in fair value due to credit quality concerns for a security we may be required to recognize an other-than-temporarily-impairment in earnings. Our Investment Policy requires that securities at the time of purchase, be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies.

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

Natural disasters, such as earthquakes, volcanic eruptions, tsunami, wildfires, droughts, floods, mudslides, hurricanes, tornados and other geologic processes could harm our business.

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

We believe that our Subordinated Notes meet the requirements of Tier 2 Capital in accordance with the Final Rules and current statutory guidance provided by the Federal Reserve Board. The Federal Reserve Board does not provide prior approval for the Subordinated Notes to be classified as Tier 2 Capital however, we did not receive any indication that the Subordinated Notes did not qualify as tier 2 capital during our most recent examination process with the Federal Reserve Bank of San Francisco In the event that the Subordinated Notes do not qualify, the Federal Reserve Bank of San Francisco may require the Holding Company to amend certain terms and conditions of the Subordinated Notes in order for such instruments to qualify as Tier 2 Capital. Under the terms of the Subordinated Notes, the Holding Company also has the option to redeem the Subordinated Notes upon the occurrence of such an event.

We cannot give any assurance as to whether the applicable requirements for Tier 2 Capital will change in the future. Even if the Subordinated Notes initially meet the requirements of Tier 2 Capital under the current regulations, if changes are made in the future, and unless the Subordinated Notes are grandfathered into the new regulations, they could become disqualified as Tier 2 Capital.

Our deposits are subject to volatility

Our depositors can always choose to withdraw their deposits from the Bank and place them into alternative investments, which might cause an increase in our funding costs and reduce our net interest income. Checking, savings and money market account balances can decrease when customers perceive that alternative investments provide a better risk/return tradeoff.

At December 31, 2018, time certificates of deposit in excess of $250,000, excluding brokered time deposits, represented approximately 5% of our total deposit balances. Because these deposits are not covered by FDIC deposit insurance, they are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect our liquidity, profitability, business prospects, results of operations and cash flows. Our 25 largest deposit relationships account for 24% of our deposits.

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

Our ability to pay cash dividends to our shareholders is dependent on our receipt of cash dividends from our subsidiary Bank. In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay a cash dividend to the extent such payment does not exceed the lesser of (i) retained earnings of the bank or (ii) the bank’s net income for its last three fiscal years less any distributions to shareholders during such period. The Bank is also prohibited from paying a dividend to the holding company if it is in default on its federal deposit insurance assessment.

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

In order to approve a merger or similar business combination with the owner of 20% or more of our common stock (an “Interested Shareholder”), our Articles of Incorporation contain provisions that require a supermajority vote of 66.7% of the outstanding shares of the common stock (excluding the shares held by the Interested Shareholder or its affiliates). These provisions further require that the per share consideration to be paid in such a transaction be equal or exceed the greater of (1) the highest per share price paid by the Interested Shareholder (a) within two years of the transaction proposal announcement date, or (b) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement) and (2) the fair market value of the Common Stock on (a) the transaction proposal announcement date, or (b) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement).

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

Future issuance of shares of our common stock, including those that may be issued in connection with our various stock option and equity compensation plans, in acquisitions or in any other offering of our common stock for cash, could have a dilutive effect on the tangible book value of our common stock and could adversely affect our market price. Any future issuances of shares of our common stock may be dilutive to existing shareholders.

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

●	The Bank has ten full service banking offices:
o	The main office consists of 20,700 square feet of space in a Bank owned building located at 1951 Churn Creek Road, Redding, California 96002.
o	A branch that consists of 11,650 square feet of space in a Bank owned building located at 1177 Placer Street, Redding, California, 96001.
o	A branch that consists of 3,787 square feet of leased space located at 3455 Placer Street, Redding, California 96001. The lease agreement expires on July 31, 2027.
o	A branch that consists of 5,600 square feet of space in a Bank owned building located at 558 Market Street, Colusa, California 95932.
o	A branch that consists of 7,221 square feet of space in a Bank owned building located at 1222 Solano Street, Corning, California 96021.
o	A branch that consists of 9,360 square feet of space in a Bank owned building located at 328 Walker Street, Orland, California 95963.
o	A branch that consists of 8,910 square feet of space in a Bank owned building located at 155 North Tehama Street, Willows, California 95988.
o	A branch that consists of 8,450 square feet of space in a Bank owned building located at 200 South Broadway Street, Yreka, California 96097.
o

A branch that consists of 10,488 square feet of leased space located at 1504 Eureka Road, Suite 100, Roseville, California 95661. The space is leased pursuant a lease expiring on January 31, 2023, and month to month thereafter.

o	A branch that consists of 7,200 square feet of space in a Bank owned building located at 1015 Seventh Street, Sacramento, California 95814.
●	The Bank has one limited service branch located at 3939 Walnut Avenue, Suite A Carmichael, Sacramento, California 95608.
●	The Bank operates three free standing remote ATMs:
o	An offsite remote ATM that consists of 150 square feet of leased space located at 125 East Walker Street, Orland, California 95963. The space is leased pursuant a lease expiring on November 19, 2019.
o	An offsite remote ATM that consists of 150 square feet of leased space located at 1920 Solano Street, Corning, California 96021. The space is leased pursuant a lease expiring on January 31, 2023.
o	An offsite remote ATM that consists of 174 square feet of leased space located at 692 E Street, Williams, California 95987. The space is leased pursuant a lease expiring on August 16, 2023.
●	The Bank has office space consisting of 12,286 square feet of space in a Bank owned building located at 1901 Churn Creek Road, Redding, California 96002.
●	The Bank has office space consisting of 6,163 square feet of leased space located at 330 Hartnell Avenue, Redding, California 96002; the lease agreement expires on February 28, 2022.
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

Item 3 - Legal Proceedings

We are subject to various pending and threatened legal actions arising in the ordinary course of business and, if necessary, maintain reserves for losses from legal actions that are both probable and estimable. There are no legal proceedings adverse to the Company that we believe will have a material effect on our consolidated financial position or results of operations.

Item 4 - Mine Safety Disclosures

Not applicable.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NASDAQ Global Market. The Holding Company’s common stock is listed under the trading symbol “BOCH.” There were 2,340 shareholders of the Holding Company’s common stock as of December 31, 2018, including those held in street name, and the market price on that date was $10.96 per share.

Cash Dividends

We declared cash dividends of $0.15 and $0.12 during the years ended December 31, 2018 and 2017, respectively. Our ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The Board of Governors of the Federal Reserve System policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain one equity-based compensation plan which was approved by the shareholders in 2008 and amended in 2010 and 2012. The following table sets forth our equity-based compensation plan, the number of shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2018.

(c)
	(a)	(b)	Number of Securities Remaining
	Number of Securities To Be	Weighted Average	Available For Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans (Excluding
Plan Category	Outstanding Options	Outstanding Options	Securities Reflected In Column (a))
Equity compensation plans approved by security holders	97,400	$5.02	151,699
Equity compensation plans not approved by security holders	None	None	None
Total	97,400	$5.02	151,699

Stock Performance Graph

The following graph compares the Holding Company’s cumulative total return to shareholders during the past five years with that of the NASDAQ Composite Stock Index and the SNL Securities $1.000 billion - $5.000 billion Bank Asset-Size Index (the “SNL Securities Index”). The stock price performance shown on the following graph is not necessarily indicative of future performance of our common stock.

Bank of Commerce Holdings

Five – Year Performance Graph (1)

Bank of Commerce Holdings

Total Return Performance
Bank of Commerce Holdings
NASDAQ Composite Index
SNL U.S. Bank $1B-$5B Index
Index Value
205
155
105
55
5
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

(1) Assumes $100 invested on December 31, 2013, in the Holding Company’s common stock, the NASDAQ Composite Index, and the SNL Securities Index. The model assumes reinvestment of dividends. Source: SNL Securities (share prices for the Holding Company’s common stock was furnished to SNL Securities through the NASDAQ).

Item 6 - Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2018, have been derived from the Company’s audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited Consolidated Financial Statements and notes thereto, included elsewhere in this report.

Amounts in thousands (except ratios and per share data)	2018	2017	2016	2015	2014
Statements of income
Interest income	$52,701	$45,949	$41,009	$38,753	$36,693
Net interest income	$47,546	$41,362	$36,231	$33,770	$32,601
Provision for loan and lease losses	$—	$950	$—	$—	$3,175
Noninterest income	$4,019	$4,824	$3,486	$3,183	$4,307
Noninterest expense	$32,206	$30,964	$32,500	$24,905	$26,426
Net income available to common shareholders	$15,730	$7,344	$5,259	$8,295	$5,527

Balance sheets
Total assets	$1,307,104	$1,269,421	$1,140,992	$1,015,441	$997,192
Average total assets	$1,288,841	$1,198,251	$1,079,750	$992,731	$973,807
Total gross loans	$946,251	$879,835	$804,211	$716,639	$660,898
Allowance for loan and lease losses	$12,292	$11,925	$11,544	$11,180	$10,820
Total deposits	$1,131,716	$1,102,732	$1,004,666	$803,735	$789,035
Total shareholders’ equity	$138,321	$127,264	$94,106	$90,522	$103,602

Ratios [1]
Return on average assets [2]	1.22%	0.61%	0.49%	0.86%	0.59%
Return on average shareholders’ equity [3]	12.08%	6.34%	5.68%	8.10%	5.59%
Average equity to average assets	10.10%	9.67%	8.57%	10.68%	10.51%
Common equity tier 1 capital ratio [4]	12.79%	12.26%	9.43%	10.06%	n/a
Tier 1 capital ratio [4]	13.71%	13.23%	10.42%	11.16%	13.91%
Total capital ratio [4]	15.82%	15.44%	12.68%	13.52%	15.16%
Tier 1 leverage ratio [4]	11.21%	10.86%	9.13%	10.03%	11.60%
Net interest margin [5]	3.93%	3.78%	3.71%	3.77%	3.71%
Average earning assets to total average assets	94.67%	93.85%	93.34%	93.43%	93.81%
Nonperforming assets to total assets [6]	0.32%	0.46%	1.06%	1.53%	2.22%
Net (recoveries) charge-offs to average loans	(0.04%)	0.07%	(0.05%)	(0.05%)	1.04%
Allowance for loan and lease losses to gross loans	1.30%	1.36%	1.44%	1.56%	1.64%
Nonperforming loans to allowance for loan and lease losses	33.73%	48.63%	98.64%	126.09%	200.30%
Efficiency ratio [7]	62.5%	67.0%	81.8%	67.4%	71.6%

Share data
Average common shares outstanding – basic	16,248	15,207	13,367	13,331	13,475
Average common shares outstanding – diluted	16,332	15,310	13,425	13,365	13,520
Book value per common share	$8.47	$7.82	$7.00	$6.76	$6.29
Book value per common share - tangible [8]	$8.36	$7.70	$6.83	$6.76	$6.29
Basic earnings per share	$0.97	$0.48	$0.39	$0.62	$0.41
Diluted earnings per share	$0.96	$0.48	$0.39	$0.62	$0.41
Cash dividends per common share	$0.15	$0.12	$0.12	$0.12	$0.12

1 - Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.
2 - Return on average assets is net income (which included preferred stock costs in 2015 and 2014) divided by average total assets.
3 - Return on average shareholders' equity is net income (which included preferred stock costs in 2015 and 2014) divided by average shareholders’ equity.

4 - See Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations and Note 18 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the regulatory capital guidelines.

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

8 - Tangible book value per share is computed by dividing total shareholders’ equity less goodwill and core deposit intangible, net by shares outstanding. Management believes that tangible book value per share is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of financial condition as of December 31, 2018, and 2017, and results of operations for each of the years in the three-year period ended December 31, 2018 should be read in conjunction with our Consolidated Financial Statements and related notes, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

EXECUTIVE OVERVIEW

Net Income for the three years ended December 31, 2018, 2017 and 2016 was $15.7 million or $0.96 per share diluted, $7.3 million or $0.48 per share-diluted, and $5.3 million or $0.39 per share-diluted, respectively. Financial performance for all three years includes “selected tax items” which complicates reporting period comparisons. The 2018 results include a $1.5 million decrease in our income tax provision composed of a $988 thousand reversal of our reserve for uncertain tax position and a $484 thousand benefit as a result of our cost segregation study and tangible property review. The 2017 results include a $2.5 million increase in our income tax provision as a result of the Tax Cuts and Jobs Act of 2017. The 2016 results also include a write-down of a $363 deferred tax asset. Management believes that our financial results are more comparative excluding the impact of these selected tax items.

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

SELECTED NON-GAAP FINANCIAL INFORMATION - UNAUDITED
(amounts in thousands except per share data)
	For The Twelve Months Ended
Reconciliation of Net Income (GAAP) to Net Income	December 31,
Excluding Selected Tax Items (non-GAAP):	2018	2017	2016
Net income (GAAP)	$15,730	$7,344	$5,259
Selected tax items:
Reversal of uncertain tax position (GAAP)	(988)	—	—
Benefit from cost segregation study and tangible property review (GAAP)	(484)	—	—
Deferred tax asset write-down (GAAP)	—	2,490	363
Total selected tax items	(1,472)	2,490	363
Net income excluding selected tax items (non-GAAP)	$14,258	$9,834	$5,622

Earnings per share - diluted (GAAP)	$0.96	$0.48	$0.39
Effect of selected tax items	(0.09)	0.16	0.03
Earnings per share - diluted excluding selected tax items (non-GAAP)	$0.87	$0.64	$0.42

Non-GAAP Ratios:
Return on average assets excluding selected tax items	1.11%	0.82%	0.52%
Return on average equity excluding selected tax items	10.95%	8.48%	6.07%
Effective tax rate excluding selected tax items	26.3%	31.1%	22.1%

GAAP Information:
Return on average assets	1.22%	0.61%	0.49%
Return on average equity	12.08%	6.34%	5.68%
Effective tax rate	18.7%	48.5%	27.1%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Significant items for the year ended December 31, 2018 were as follows:

Performance

●

Net income of $15.7 million was an increase of $8.4 million (114%) from $7.3 million earned during the same period in the prior year. Earnings of $0.96 per share – diluted was an increase of $0.48 (100%) from $0.48 per share – diluted earned in the prior year and reflects the impact of 2,738,096 shares of common stock sold and issued in the second quarter of 2017.

●	Expenses associated with our acquisition of Merchants Holding Company totaled $844 thousand.
●	Net interest income increased $6.2 million (15%) to $47.5 million compared to $41.4 million in the prior year.
●	Return on average assets improved to 1.22% compared to 0.61% in the prior year.
●	Return on average equity improved to 12.08% compared to 6.34% in the prior year.
●	Average loans totaled $915.4 million, an increase of $97.2 million (12%) compared to average loans in the prior year.
●	Average earning assets totaled $1.220 billion, an increase of $96 million (9%) compared to average earning assets in the prior year.
●	Average deposits totaled $1.098 billion, an increase of $57 million (5%) compared to average deposits in the prior year.
o	Average non-maturing deposits totaled $930.2 million, an increase of $94.4 million (11%) compared to average non-maturing deposits in the prior year.
o	Average certificates of deposit totaled $168.2 million, a decrease of $37.5 million (18%) compared to average certificates of deposit in the prior year.
●	The Company’s efficiency ratio was 62.5% compared to 67.0% during the prior year.

Capital

●	Declared cash dividends of $0.15 per share in 2018 compared to $0.12 per share in 2017.
●

Book value per common share was $8.47 at December 31, 2018 compared to $7.82 at December 31, 2017. Tangible book value per common share (non-GAAP) which excludes goodwill and core deposit intangibles from shareholders’ equity was $8.36 at December 31, 2018 compared to $7.70 at December 31, 2017. Management believes that tangible book value per share is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy.

●	Average total equity increased by $14.3 million (12%) to $130.2 million for the year ended December 31, 2018, compared to $115.9 million for the year ended December 31, 2017.
●	The Bank maintained capital levels in excess of the “well-capitalized” standards for the year ended December 31, 2018.

Credit Quality

●	Nonperforming assets at December 31, 2018 totaled $4.2 million or 0.32% of total assets, a decrease of $1.7 million (28%) since December 31, 2017.
●

There was no provision for loan and lease losses during the current year as a result of continued improved asset quality and net loan loss recoveries. The Company recorded a provision for loan and lease losses of $950 thousand during the year ended December 31, 2017 reflecting growth in the loan portfolio.

Vision and Objectives

We seek to provide competitive, long-term returns to our shareholders while serving the financial needs of the communities in our market. Management strives to provide those returns while exercising prudent risk management practices and maintaining adequate levels of capital and reserves.

Our vision is to remain independent, expanding our presence with organic growth and the addition of new strategically important locations. We will pursue attractive opportunities to enter related lines of business and to acquire financial institutions with complementary lines of business when it is beneficial to do so. During 2018 our organic growth in average assets totaled $90.6 million or 8%.

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

SOURCES OF INCOME

We derive our income primarily from net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income is impacted by many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. In recent years, we originated higher volumes of longer term fixed rate loans. These loans, combined with the structure of our investment portfolio, the use of floors in the pricing of our variable rate loans and funding mix caused the Company to become neutral to slightly to moderately liability sensitive, which could negatively impact earnings in a rapidly rising interest rate environment.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Net interest income reflects both the amount of earning assets we hold and our net interest margin, which is the difference between the yields we receive on our earning assets and the interest rates we pay to fund those assets. As a result, changes in either our net interest margin or the amount of earning assets we hold will affect our net interest income and earnings.

Increases or decreases in interest rates could adversely affect our net interest margin. Although our asset yields and funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, and cause our net interest margin to expand or contract. Many of our assets are tied to indexes, which adjust in response to changes in interest rates.

Changes in the slope of the yield curve, and the spread between short-term and long-term interest rates could also reduce our net interest margin. Normally, the yield curve is upward sloping, which means that short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

We assess our interest rate risk by estimating the effect of interest rate changes on our earnings under various simulated scenarios. The scenarios differ based on assumptions including the direction, magnitude and speed of interest rate changes, and the slope of the yield curve.

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

The following table summarizes as of December 31, 2018 when loans are projected to reprice by year and by rate index.

						Year 6
						Through	Beyond
(Amounts in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 10	Year 10	Total
Rate Index:
Fixed	$45,584	$36,111	$57,493	$35,954	$60,277	$136,951	$14,546	$386,916
Prime	102,971	6,468	5,050	7,154	5,484	5,287	—	132,414
5 Year Treasury	40,138	27,910	65,426	74,377	66,077	43,898	—	317,826
7 Year Treasury	884	923	7,098	9,343	523	19,414	—	38,185
1 Year LIBOR	24,345	—	—	—	—	—	—	24,345
Other Indexes	4,975	5,372	4,839	2,181	5,853	18,622	2,504	44,346
Nonaccrual	1,791	314	276	255	247	830	433	4,146
Total	$220,688	$77,098	$140,182	$129,264	$138,461	$225,002	$17,483	$948,178

We also earn noninterest income. Sources of noninterest income include fees earned on deposit related services, ATM and point of sale fees, payroll and benefit processing fees, earnings on bank-owned life insurance, gains on sale of available-for-sale securities, and dividends on Federal Home Loan Bank of San Francisco stock.

RESULTS OF OPERATIONS

The following discussion and analysis provides a comparison of the results of operations for the three years ended December 31, 2018. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes.

Overview

The Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net income was $15.7 million for the year ended December 31, 2018, compared to $7.3 million for the year ended December 31, 2017. For 2018, increases in net interest income, a decrease in the provision for loan and lease losses and a decreased provision for income taxes were partially offset by decreased noninterest income and increased noninterest expenses.

Diluted earnings per share were $0.96 for the year ended December 31, 2018 compared with $0.48 for the same period a year previous.

We declared cash dividends of $0.15 per share in 2018 and $0.12 per share in 2017. In determining the amount of dividend to be paid, we give consideration to capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio and the dividend yield.

The Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net income was $7.3 million for the year ended December 31, 2017, compared to $5.3 million for the year ended December 31, 2016. For 2017, increases in net interest income, noninterest income and decreases in noninterest expense were offset by an increased provision for loan and lease losses and an increased provision for income taxes.

Diluted earnings per share were $0.48 for the year ended December 31, 2017 compared with $0.39 for the same period a year previous. Changes in earnings per share are the result of changes in net income and the issuance of 2,738,096 shares common stock during 2017.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

We declared cash dividends of $0.12 per share in both 2017 and 2016.

Return on Average Assets and Return on Average Equity

The following table presents the return on average assets and return on average equity for the years ended December 31, 2018, 2017 and 2016. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	2018	2017	2016
Return on average assets	1.22%	0.61%	0.49%
Return on average equity	12.08%	6.34%	5.68%

Net Interest Income and Net Interest Margin

Net interest income is our largest source of operating income. Net interest income for the years ended December 31, 2018, 2017 and 2016 was $47.5 million, $41.4 million and $36.2 million, respectively.

The Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Interest income for the year ended December 31, 2018 was $52.7 million, an increase of $6.8 million or 15% compared to a year previous. The increase in interest income was derived primarily from our loan portfolio ($5.8 million) and our investment securities portfolio ($729 thousand). Both portfolios benefited from increases in both volume and yield.

Interest expense for the year ended December 31, 2018 was $5.2 million, an increase of $568 thousand or 12% compared to a year previous.

●

Interest on interest-bearing deposits increased $126 thousand during 2018. Average interest-bearing core deposit balances increased $52.0 million while average time deposit balances decreased $37.5 million. The cost of all interest-bearing deposits was 0.43% for 2018 compared with 0.42% for 2017.

●	Interest on senior and subordinated term debt decreased $88 thousand during 2018 and reflects principal repayments made on senior debt during the year.
●

Interest on FHLB term debt increased $432 thousand during 2018. FHLB term debt averaged $22.5 million in 2018, but only $302 thousand in 2017. In addition, the cost of FHLB term debt was 1.94% in 2018 compared with .99% in 2017.

●	Interest on junior subordinated debentures increased $98 thousand during 2018.

The net interest margin for the year ended December 31, 2018 was 3.90% an increase of 22 basis points as compared to 2017. Our net interest margin was enhanced during 2018 by our efforts to deploy liquidity from strong core deposit growth into loan originations, the purchase of intermediate term available for sale securities and the accelerated repayment of our senior debt.

The benefit of our actions resulted in a 23 basis point increase in the yield on average interest-earning assets. The net interest margin on a fully tax-equivalent basis was 3.93% for the year ended December 31, 2018, an increase of 16 basis points as compared to the same period a year previous. The tax equivalent yields for 2018 were calculated using a 21% tax rate while the tax equivalent yields for 2017 were calculated using a 34% tax rate.

Maintaining our net interest margin in the future will continue to be challenging as market pressures increase on deposit rates.

The Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Interest income for the year ended December 31, 2017 was $45.9 million, an increase of $4.9 million or 12% compared to a year previous. The increase in interest income was derived primarily from our loan portfolio ($3.7 million) and our investment securities portfolio ($823 thousand). Both portfolios benefited from increased volume. The loan portfolio also benefited from increases in yield however, yields decreased for the investment portfolio.

Interest expense for the year ended December 31, 2017 was $4.6 million, a decrease of $191 thousand or 4% compared to the prior year.

●

Interest on interest-bearing deposits increased $256 thousand during 2017. Average interest-bearing core deposit balances increased $67.1 million while average time deposit balances decreased $15.4 million. The cost of all deposits decreased by one basis point to 0.30% for 2017 compared to the prior year.

●	Interest on senior and subordinated term debt decreased $9 thousand during 2017 and reflects principal repayments made on senior debt during the year.
●	Interest on FHLB term debt decreased $482 thousand during 2017. FHLB term debt averaged $302 thousand in 2017 compared to $17.9 million in 2016. For 2016, interest on Federal Home Loan Bank of San Francisco borrowings includes the effect of hedge losses reclassified out other comprehensive income. During March of 2016, we terminated all of our interest rate swaps (active and forward starting, the “hedging” instrument) and simultaneously paid off the $75.0 million Federal Home Loan Bank of San Francisco borrowing (the “hedged instrument”).
●	Interest on junior subordinated debentures increased $52 thousand during 2017.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the years ended December 31, 2018, 2017 and 2016.

Average Balances, Interest Income/Expense and Yields Earned/Rates Paid

	Years Ended December 31,
	2018			2017			2016
	Average		Yield/	Average		Yield/	Average		Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(5)	Balance	Interest(1)	Rate(5)	Balance	Interest(1)	Rate(5)
Interest-earning assets:
Net loans (2)	$915,360	$44,955	4.91%	$818,119	$39,112	4.78%	$752,938	$35,435	4.71%
Taxable securities	207,407	5,165	2.49%	165,333	3,921	2.37%	120,884	2,986	2.47%
Tax-exempt securities	50,330	1,629	3.24%	74,231	2,144	2.89%	75,303	2,256	3.00%
Interest-bearing deposits in other banks	47,038	952	2.02%	66,872	772	1.15%	58,668	332	0.57%
Average interest-earning assets	1,220,135	52,701	4.32%	1,124,555	45,949	4.09%	1,007,793	41,009	4.07%
Cash and due from banks	20,468			18,301			15,831
Premises and equipment, net	13,952			15,567			15,078
Goodwill and core deposit intangible, net	1,917			2,136			1,888
Other assets	32,369			37,692			39,160
Average total assets	$1,288,841			$1,198,251			$1,079,750

Interest-bearing liabilities:
Demand - interest-bearing	$238,328	414	0.17%	$209,792	274	0.13%	$172,011	201	0.12%
Money market accounts	$250,685	646	0.26%	$224,913	470	0.21%	$202,159	322	0.16%
Savings accounts	109,025	288	0.26%	111,376	200	0.18%	104,771	174	0.17%
Certificates of deposit	168,183	1,910	1.14%	205,648	2,188	1.06%	221,074	2,179	0.99%
Federal Home Loan Bank of San Francisco borrowings	22,466	435	1.94%	302	3	0.99%	17,856	484	2.71%
Other borrowings	15,143	1,077	7.11%	17,981	1,165	6.48%	19,430	1,183	6.09%
Junior subordinated debentures	10,310	385	3.73%	10,310	287	2.78%	10,310	235	2.28%
Average interest-bearing liabilities	814,140	5,155	0.63%	780,322	4,587	0.59%	747,611	4,778	0.64%
Noninterest-bearing demand	332,197			289,735			226,368
Other liabilities	12,286			12,293			13,217
Shareholders’ equity	130,218			115,901			92,554
Average liabilities and shareholders’ equity	$1,288,841			$1,198,251			$1,079,750
Net interest income and net interest margin(4)		$47,546	3.90%		$41,362	3.68%		$36,231	3.60%
Tax equivalent net interest margin (3)			3.93%			3.78%			3.71%

(1)	Interest income on loans includes deferred fees and costs of approximately $465 thousand, $546 thousand, and $1.1 million for the years ended December 31, 2018, 2017 and 2016 respectively.
(2)	Net loans includes average nonaccrual loans of $4.2 million, $8.9 million and $10.6 million for the years 2018, 2017, and 2016, respectively.
(3)

Tax-exempt income has been adjusted to tax equivalent basis at a 21% for 2018 and at a 34% tax rate for 2017 and 2016. The amount of such adjustments was an addition to recorded income of approximately $433 thousand, $1.1 million and $1.2 million for the years 2018, 2017 and 2016, respectively.

(4)	Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(5)	Yields and rates are calculated by dividing income or expense by the average balance of the respective assets or liabilities.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for 2018 compared to 2017 and 2017 compared to 2016. Changes in tax equivalent interest income and expense, which are not specifically attributable to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

	Years Ended December 31,
	2018 over 2017			2017 over 2016
(Amounts in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$4,752	$1,091	$5,843	$3,109	$568	$3,677
Taxable securities	1,040	204	1,244	1,049	(114)	935
Tax-exempt securities (1)	(990)	(196)	(1,186)	(48)	(122)	(170)
Interest-bearing deposits in other banks	(117)	297	180	52	388	440
Total increase (decrease)	4,685	1,396	6,081	4,162	720	4,882

Increase (decrease) in interest expense:
Interest-bearing demand and money market	101	215	316	93	128	221
Savings accounts	(4)	92	88	11	15	26
Certificates of deposit	(441)	163	(278)	(65)	74	9
Federal Home Loan Bank of San Francisco borrowings	426	6	432	(482)	1	(481)
Other borrowings	(231)	143	(88)	(129)	111	(18)
Junior subordinated debentures	—	98	98	—	52	52
Total increase	(149)	717	568	(572)	381	(191)
Net increase (decrease)	$4,834	$679	$5,513	$4,734	$339	$5,073
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 21% for 2018 and at a 34% tax rate for 2017 and 2016.

Noninterest Income

The following table presents the key components of noninterest income for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018 Compared to 2017				2017 Compared to 2016
			Change	Change			Change	Change
(Amounts in thousands)	2018	2017	Amount	Percent	2017	2016	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$682	$542	$140	26%	$542	$413	$129	31%
ATM and point of sale fees	1,131	1,093	38	3%	1,093	995	98	10%
Payroll and benefit processing fees	652	658	(6)	(1%)	658	593	65	11%
Life insurance	512	1,050	(538)	(51%)	1,050	613	437	71%
Gains on sales of investment securities, net	44	137	(93)	(68%)	137	244	(107)	(44%)
Other-than-temporary impairment on investment securities	—	—	—	—%	—	(546)	546	100%
Federal Home Loan Bank of San Francisco dividends	480	318	162	51%	318	644	(326)	(51%)
Gain (loss) on sale of OREO	73	368	(295)	(80%)	368	(109)	477	438%
Insured cash sweep fees	—	197	(197)	(100%)	197	3	194	6,467%
Other	445	461	(16)	(3%)	461	636	(175)	(28%)
Total noninterest income	$4,019	$4,824	$(805)	(17%)	$4,824	$3,486	$1,338	38%

The Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Noninterest income in 2018 was $4.0 million, a decrease of $805 thousand or 17% compared to 2017. During 2017 we recognized income from life insurance death benefit proceeds, gains on sale of OREO and fees from ICS one-way sales totaling $894 thousand that did not recur in 2018. These decreases were partially offset by increased service charges on deposit accounts of $140 thousand and a $96 thousand special dividend on Federal Home Loan Bank of San Francisco stock.

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

●	During 2017 we received life insurance death benefit proceeds of $502 thousand.
●	During 2016, we recorded a $546 thousand other-than-temporary impairment on an investment security.
●	During 2016 we received a special dividend on Federal Home Loan Bank of San Francisco of $152 thousand.
●

During 2017 gains on sale of OREO properties were $368 thousand, compared to a loss of $109 thousand in 2016. Net gains on sale of OREO property in 2017 were primarily derived from one nonfarm nonresidential property.

●	During 2017 we received fees totaling $197 thousand from ICS one-way sales, which were nominal in 2016.
●

The major components of other noninterest income are fees earned on merchant bankcard processing, check orders, safe deposit box rental and wire transfers. However during 2016 we also recorded a $176 thousand gain on payoff of an impaired loan.

Noninterest Expense

The following table presents the key components of noninterest expense for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018 Compared to 2017				2017 Compared to 2016
			Change	Change			Change	Change
(Amounts in thousands)	2018	2017	Amount	Percent	2017	2016	Amount	Percent
Noninterest expense:
Salaries & related benefits	$18,709	$17,819	$890	5%	$17,819	$16,425	$1,394	8%
Premises & equipment	4,047	4,242	(195)	(5%)	4,242	3,869	373	10%
Federal Deposit Insurance Corporation insurance premium	376	318	58	18%	318	615	(297)	(48%)
Data processing fees	1,933	1,749	184	11%	1,749	1,675	74	4%
Professional service fees	1,431	1,398	33	2%	1,398	1,690	(292)	(17%)
Telecommunications	594	879	(285)	(32%)	879	751	128	17%
Acquisition costs	844	—	844	100%	—	580	(580)	(100%)
Loss on cancellation of interest rate swap	—	—	—	—%	—	2,325	(2,325)	(100%)
Other	4,272	4,559	(287)	(6%)	4,559	4,570	(11)	(0%)
Total noninterest expense	$32,206	$30,964	$1,242	4%	$30,964	$32,500	$(1,536)	(5%)

The Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Noninterest expense for the year ended December 31, 2017 was $32.2 million, an increase of $1.2 million or 4% compared to 2017.

For the year ended December 31, 2018 compared to the prior year:

●	Salaries and related benefit costs increased $890 thousand primarily as a result of additional employees hired in our Sacramento market.
●	Acquisition costs in 2018 totaled $844 thousand while there were none in 2017.

The Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Noninterest expense for the year ended December 31, 2017 was $31.0 million, a decrease of $1.5 million or 5% compared to 2016.

For the year ended December 31, 2017 compared to the prior year:

●	Expenses associated with our branch acquisition ($580 thousand) in 2016 and cancellation of our interest rate swap ($2.3 million) in 2016 did not recur.
●	Salaries and occupancy costs increased $1.8 million including $438 thousand directly related to the branch and offsite ATM locations acquired late in the first quarter of 2016.
●	During 2017 a $208 thousand software development project was terminated and written off.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Income Taxes

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	Years Ended December 31,
(Amounts in thousands)	2018	2017	2016
Income before provision for income taxes	$19,359	$14,272	$7,217
Provision for income taxes	$3,629	$6,928	$1,958
Effective tax rate	18.7%	48.5%	27.1%

The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2018, 2017, and 2016.

	2018	2017	2016
Income tax at the federal statutory rate	21.0%	34.0%	34.0%
Deferred tax asset write-down	—%	17.5%	5.0%
State franchise tax, net of federal tax benefit	8.3%	6.5%	6.1%
Amortization of affordable housing credit partnerships	2.7%	4.8%	8.1%
Officer life insurance	(0.6%)	(2.5%)	(2.9%)
Tax-exempt interest	(1.8%)	(5.2%)	(10.9%)
Affordable housing credits and benefits	(3.8%)	(5.7%)	(11.7%)
Accelerated depreciation - cost segregation study	(2.5%)	—%	—%
Reversal of uncertain tax position	(5.1%)	—%	—%
Other	0.5%	(0.8%)	(0.7%)
Effective Tax Rate	18.7%	48.5%	27.1%

Cost Segregation Study and Tangible Property Review

We completed a cost segregation study and a tangible property review during 2018, which shortened the depreciable lives of certain assets and accelerate the tax depreciation deduction on our 2017 federal income tax return. We recorded an expense of $293 thousand in other noninterest expense and a benefit to our 2018 book provision for income taxes of $484 thousand in the fourth quarter of 2018 upon completion of these projects.

Amended Tax Returns

In September of 2016, we filed amended federal and state tax returns for tax years 2011, 2012, 2013, and 2014. The amendments were filed to properly recognize tax events in years 2011 and 2013 that were improperly recognized in years 2011 through 2014. The IRS rejected the 2011 amended tax return citing the statute for assessment had expired. Accordingly, in early 2017, $988 thousand of taxes due to the taxing authorities pursuant to the 2011 amended federal tax return was returned to us. We maintained the liability for the taxes due on the rejected 2011 tax return which created an uncertain tax position. During 2018, the statute of limitations on the 2014 amended federal tax return passed, we reversed the reserve for our uncertain tax position and recognized the $988 thousand in our provision for income taxes which reduced our effective tax rate.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

FINANCIAL CONDITION

Consolidated Balance Sheets

As of December 31, 2018, we had total consolidated assets of $1.307 billion, gross loans of $946.3 million, allowance for loan and lease losses (“ALLL”) of $12.3 million, total deposits of $1.132 billion, and shareholders’ equity of $138.3 million.

We continued to maintain a strong liquidity position during the reporting period. As of December 31, 2018, we maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $23.7 million. We also held interest-bearing deposits in the amount of $23.7 million.

Available-for-sale investment securities totaled $257.0 million at December 31, 2018, compared with $266.9 million at December 31, 2017. Our available-for-sale investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations and wholesale loan purchases.

During 2018, we purchased 37 securities with a par value of $57.1 million and weighted average yield of 3.40% and sold 45 securities with a par value of $29.7 million and weighted average yield of 2.51%. The sales and call activity on securities resulted in $43.7 thousand in net realized gains for the year ended December 31, 2018. During 2018 we also received $31.5 million in proceeds from principal payments, calls and maturities within the portfolio.

At December 31, 2018, our net unrealized losses on available-for-sale securities were $4.3 million compared with $452 thousand net unrealized losses at December 31, 2017. The changes in the net unrealized losses on the investment securities portfolio are primarily due to changes in market interest rates.

We recorded gross loan balances of $946.3 million at December 31, 2018, compared with $879.8 million at December 31, 2017, an increase of $66.4 million. The increase in gross loans occurred primarily in the Bank’s Sacramento marketplace and is the result of past investments in our SBA division and in our expanded Sacramento commercial banking group.

The ALLL at December 31, 2018 increased $367 thousand to $12.3 million compared to $11.9 million at December 31, 2017. As a result of continued improved asset quality, and net loan loss recoveries, no provision for loan and lease losses was necessary during the year ended December 31, 2018. A provision for loan and lease losses of $950 thousand was recorded during the year ended December 31, 2017. Net loan loss recoveries were $367 thousand during the year ended December 31, 2018, compared with net loan charge-offs of $569 thousand during the prior year. At December 31, 2018, relying on our ALLL methodology, which uses criteria such as risk factors and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $1.7 million to $4.1 million, or 0.44% of gross loans, as of December 31, 2018, compared to $5.8 million, or 0.66% of gross loans as of December 31, 2017. The decrease in nonperforming loans was primarily due to repayments totaling $1.2 million from one commercial loan and one commercial real estate loan.

Past due loans as of December 31, 2018 increased to $13.9 million, compared to $2.3 million as of December 31, 2017. The increase in past due loans was primarily due to three commercial real estate loans totaling $12.1 million. We believe that risk grading for past due and nonperforming loans appropriately reflects the risk associated with the past due loans. See Note 5 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $13.1 million at December 31, 2018, a decrease of $1.6 million compared to $14.7 million at December 31, 2017. The decrease was primarily due to provision for depreciation and amortization recognized during the current year.

Our OREO balance at December 31, 2018 was $31 thousand compared to $35 thousand at December 31, 2017. For the year ended December 31, 2018, we transferred five foreclosed properties in the amount of $140 thousand to OREO. During 2018, we sold five properties with balances of $144 thousand for a net gain of $73 thousand. See Note 8, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to our OREO portfolio.

Bank-owned life insurance increased $512 thousand during the year ended December 31, 2018 to $22.4 million compared to $21.9 million at December 31, 2017.

Our net deferred tax assets were $7.0 million at December 31, 2018 compared to $6.5 million at December 31, 2017.

Other assets which include the Bank’s investment in qualified zone academy bonds, Federal Home Loan Bank of San Francisco stock and low income housing tax credit partnerships totaled $22.5 million at December 31, 2018 compared to $21.3 million at December 31, 2017.

Total deposits at December 31, 2018, increased $29 million or 3% to $1.132 billion compared to December 31, 2017.

●	Total non-maturing deposits increased $65.9 million or 7% compared to the same date a year ago.
●	Certificates of deposit decreased $36.9 million or 19% compared to the same date a year ago.

Other liabilities which include the Bank’s supplemental executive retirement plan and funding obligation for investments in qualified affordable housing partnerships increased $563 thousand to $13.4 million as of December 31, 2018 compared to $12.8 million at December 31, 2017.

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

Our available-for-sale investment securities totaled $257.0 million at December 31, 2018, compared to $266.9 million at December 31, 2017. During the year ended December 31, 2018, we deployed liquidity provided by strong core deposit growth into organic loan originations, interest-bearing deposits at other banks and purchases of available for sale securities.

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

(Amounts in thousands)	2018	2017	2016
Available-for-sale securities: (1)
U.S. government & agencies	$40,087	$40,369	$10,354
Obligations of state and political subdivisions	50,530	78,844	59,428
Residential mortgage-backed securities and collateralized mortgage obligations	138,503	114,592	69,604
Corporate securities	2,922	4,992	16,116
Commercial mortgage-backed securities	24,762	26,641	15,514
Other asset-backed securities	124	1,505	3,158
Total	$256,928	$266,943	$174,174
Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$—	$—	$31,187
(1) Available-for-sale securities are reported at fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost, and maturity structure of the investment portfolio at December 31, 2018.

			Maturities		Maturities
	Maturities		Over One Through		Over Five Through		Maturities
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. government & agencies	$—	—%	$3,940	2.83%	$7,235	3.43%	$29,040	2.81%	$40,215	2.93%
Obligations of state and political subdivisions	34	5.52%	11,276	3.42%	21,345	3.38%	17,382	3.05%	50,037	3.27%
Residential mortgage-backed securities and collateralized mortgage obligations	20	3.66%	63,558	2.87%	74,434	2.96%	4,343	3.83%	142,355	2.95%
Corporate securities	—	—%	2,022	3.75%	1,000	2.30%	—	—%	3,022	3.27%
Commercial mortgage-backed securities	—	—%	—	—%	4,237	2.22%	21,209	2.71%	25,446	2.63%
Other asset-backed securities	—	—%	—	—%	—	—%	123	4.40%	123	4.40%
Total	$54	5.56%	$80,796	2.97%	$108,251	3.04%	$72,097	2.90%	$261,198	2.98%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents the composition of the loan portfolio as of December 31 for each of the last five years.

(Amounts in thousands)	As of December 31,
Loan Portfolio	2018	%	2017	%	2016	%	2015	%	2014	%
Commercial	$135,543	14%	$142,405	16%	$146,881	18%	$125,394	17%	$150,253	23%
Commercial real estate:
Real estate – construction and land development	22,563	2%	15,902	2%	36,792	5%	28,319	4%	30,099	5%
Real estate – commercial non-owner occupied	433,708	46%	377,668	43%	292,615	36%	228,174	32%	195,563	30%
Real estate – commercial owner occupied	204,622	22%	192,023	22%	174,298	22%	178,910	25%	138,644	20%
Residential real estate:
Real estate – residential - ITIN	37,446	4%	41,188	5%	45,566	6%	49,106	7%	52,830	8%
Real estate – residential - 1-4 family mortgage	34,366	4%	30,377	3%	20,425	3%	17,268	2%	14,183	2%
Real estate – residential - equity lines	26,958	3%	30,347	3%	35,953	4%	39,595	6%	43,954	7%
Consumer and other	51,045	5%	49,925	6%	51,681	6%	49,873	7%	35,372	5%
Gross loans	946,251	100%	879,835	100%	804,211	100%	716,639	100%	660,898	100%
Deferred fees and costs	1,927		1,710		1,324		870		157
Loans, net of deferred fees and costs	948,178		881,545		805,535		717,509		661,055
Allowance for loan and lease losses	(12,292)		(11,925)		(11,544)		(11,180)		(10,820)
Net loans	$935,886		$869,620		$793,991		$706,329		$650,235

The following table sets forth the maturity and fixed or variable rate distribution of our loan portfolio as of December 31, 2018.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$43,879	$51,101	$41,451	$136,431
Commercial real estate:
Real estate - construction and land development	3,967	4,422	14,124	22,513
Real estate - commercial non-owner occupied	8,540	101,646	322,991	433,177
Real estate - commercial owner occupied	7,992	23,759	174,047	205,798
Residential real estate:
Real estate - residential - ITIN	—	—	37,446	37,446
Real estate - residential - 1-4 family mortgage	25	2,583	31,847	34,455
Real estate - residential - equity lines	51	2,387	24,843	27,281
Consumer and other	504	49,342	1,231	51,077
Gross loans	$64,958	$235,240	$647,980	$948,178
Loans due after one year with:
Fixed rates	45,584	$189,835	151,496	386,915
Variable rates	19,374	45,405	496,484	561,263
Total	64,958	$235,240	$647,980	$948,178

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

The following table presents the recorded investment in purchased loans at December 31, 2018 and 2017.

	For The Years Ended
	December 31,
(Amounts in thousands)	2018		2017
Loan Type	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$66	—%	$108	—%
Commercial real estate	29,096	3%	30,195	3%
Residential real estate	51,164	5%	56,735	6%
Consumer and other	46,049	5%	47,836	5%
Total purchased loans	$126,375	13%	$134,874	14%

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

The following table summarizes our nonperforming assets as of December 31 for each of the last five years.

(Amounts in thousands)	As of December 31,
Nonperforming Assets	2018	2017	2016	2015	2014
Commercial	$959	$1,603	$2,749	$1,994	$5,112
Commercial real estate:
Real estate - commercial non-owner occupied	548	—	1,196	5,488	6,909
Real estate - commercial owner occupied	—	600	784	1,071	2,787
Total commercial real estate	548	600	1,980	6,559	9,696
Residential real estate:
Real estate - residential - ITIN	2,388	2,909	3,576	3,649	4,647
Real estate - residential - 1-4 family mortgage	185	606	1,914	1,775	2,135
Real estate - residential - equity lines	43	45	917	—	24
Total residential real estate	2,616	3,560	6,407	5,424	6,806
Consumer and other	23	36	250	32	35
Total nonaccrual loans	4,146	5,799	11,386	14,009	21,649
90 days past due and still accruing	—	—	—	88	23
Total nonperforming loans	4,146	5,799	11,386	14,097	21,672
Other real estate owned	31	35	759	1,423	502
Total nonperforming assets	$4,177	$5,834	$12,145	$15,520	$22,174
Nonperforming loans to gross loans	0.44%	0.66%	1.42%	1.97%	3.28%
Nonperforming assets to total assets	0.32%	0.46%	1.06%	1.53%	2.22%

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

As of December 31, 2018, we had $9.6 million in troubled debt restructurings compared to $10.9 million as of December 31, 2017. As of December 31, 2018, we had 106 restructured loans that qualified as troubled debt restructurings, of which all loans were performing according to their restructured terms. Troubled debt restructurings represented 1.01% of gross loans as of December 31, 2018, compared with 1.24% at December 31, 2017.

Impaired loans of $6.9 million and $7.3 million were classified as accruing troubled debt restructurings at December 31, 2018 and December 31, 2017, respectively. For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of December 31, 2018 and December 31, 2017, we had one restructured commercial line of credit in nonaccrual status that had $313 thousand and $33 thousand in available credit, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings for each of the last five years.

(Amounts in thousands)	As of December 31,
Troubled Debt Restructurings	2018	2017	2016	2015	2014
Accruing troubled debt restructurings
Commercial	$1,224	$1,551	$776	$49	$1,485
Commercial real estate:
Real estate - commercial non-owner occupied	795	803	808	824	840
Real estate - commercial owner occupied	—	—	—	—	858
Residential real estate:
Real estate - residential - ITIN	4,484	4,614	5,033	5,458	5,462
Real estate - residential - equity lines	363	380	454	558	579
Total accruing troubled debt restructurings	6,866	7,348	7,071	6,889	9,224

Nonaccruing troubled debt restructurings
Commercial	877	863	1,940	863	2,136
Commercial real estate:
Real estate - commercial non-owner occupied	—	—	—	4,292	6,909
Real estate - commercial owner occupied	—	—	—	1,071	2,488
Residential real estate:
Real estate - residential - ITIN	1,793	2,396	2,691	2,538	2,420
Real estate - residential - 1-4 family mortgage	—	296	335	219	242
Consumer and other	23	26	29	32	35
Total nonaccruing troubled debt restructurings	2,693	3,581	4,995	9,015	14,230

Total troubled debt restructurings
Commercial	2,101	2,414	2,716	912	3,621
Commercial real estate:
Real estate - commercial non-owner occupied	795	803	808	5,116	7,749
Real estate - commercial owner occupied	—	—	—	1,071	3,346
Residential real estate:
Real estate - residential - ITIN	6,277	7,010	7,724	7,996	7,882
Real estate - residential - 1-4 family mortgage	—	296	335	219	242
Real estate - residential - equity lines	363	380	454	558	579
Consumer and other	23	26	29	32	35
Total troubled debt restructurings	$9,559	$10,929	$12,066	$15,904	$23,454

Total troubled debt restructuring to gross loans outstanding at period end	1.01%	1.24%	1.50%	2.22%	3.55%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at December 31, 2018 increased $367 thousand to $12.3 million compared to $11.9 million at December 31, 2017. As a result of continued improved asset quality, no provision for loan and lease losses was necessary during the year ended December 31, 2018. A provision for loan and lease losses of $950 thousand was recorded during the year ended December 31, 2017.

We recorded net loan loss recoveries of $367 thousand for the year ended December 31, 2018 compared to net loan charge-offs of $569 thousand for the year ended December 31, 2017. Recoveries of $1.6 million during the year ended December 31, 2018 occurred primarily from two commercial loans partially offset by charge-offs occurred primarily from purchased consumer loans for $837 thousand. Our ALLL as a percentage of gross loans outstanding was 1.30% and 1.36% as of December 31, 2018, and December 31, 2017, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table summarizes the ALLL roll forward for each of the five years ended December 31. This table also includes impaired loan information for each of the five years as of December 31.

	For the Years Ended December 31,
(Amounts in thousands)	2018	2017	2016	2015	2014
Beginning balance ALLL	$11,925	$11,544	$11,180	$10,820	$14,172
Provision for loan and lease loss charged to expense	—	950	—	—	3,175
Loans charged off	(1,248)	(1,502)	(2,784)	(2,376)	(7,319)
Loan and lease loss recoveries	1,615	933	3,148	2,736	792
Ending balance ALLL	12,292	11,925	11,544	11,180	10,820

	At December 31,
	2018	2017	2016	2015	2014
Nonaccrual loans:
Commercial	959	1,603	2,749	1,994	5,112
Real estate - commercial non-owner occupied	548	—	1,196	5,488	6,909
Real estate - commercial owner occupied	—	600	784	1,071	2,787
Real estate - residential - ITIN	2,388	2,909	3,576	3,649	4,647
Real estate - residential - 1-4 family mortgage	185	606	1,914	1,775	2,135
Real estate - residential - equity lines	43	45	917	—	24
Consumer and other	23	36	250	32	35
Total nonaccrual loans	4,146	5,799	11,386	14,009	21,649
Accruing troubled-debt restructured loans
Commercial	1,224	1,551	776	49	1,485
Real estate - commercial non-owner occupied	795	803	808	824	840
Real estate - commercial owner occupied	—	—	—	—	858
Real estate - residential - ITIN	4,484	4,614	5,033	5,458	5,462
Real estate - residential - equity lines	363	380	454	558	579
Total accruing restructured loans	6,866	7,348	7,071	6,889	9,224

All other accruing impaired loans	—	—	337	492	535
Total impaired loans	11,012	13,147	18,794	21,390	31,408

Gross loans outstanding	$946,251	$879,835	$804,211	$716,639	$660,898

Ratio of ALLL to gross loans outstanding	1.30%	1.36%	1.44%	1.56%	1.64%
Nonaccrual loans to gross loans outstanding	0.44%	0.66%	1.42%	1.95%	3.28%

As of December 31, 2018, impaired loans totaled $11.0 million, of which $4.1 million were in nonaccrual status. Of the total impaired loans, $6.9 million or 105 were ITIN loans with an average balance of approximately $65 thousand per loan. The remaining impaired loans consist of seven commercial loans, two commercial real estate loans, one residential mortgage, one consumer loan and eight home equity loans.

At December 31, 2018, impaired loans had a corresponding specific allowance of $1.2 million. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth the allocation of the ALLL for each of the five years as of December 31.

	At December 31,
(Amounts in thousands)	2018		2017		2016		2015		2014
ALLL	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$2,205	18%	$2,397	20%	$2,748	24%	$2,373	21%	$3,503	33%
Commercial real estate:
Real estate - construction and land development	107	1%	82	1%	177	2%	246	2%	388	4%
Real estate - commercial non-owner occupied	5,169	42%	4,698	40%	3,637	32%	3,014	27%	2,139	19%
Real estate - commercial owner occupied	1,840	15%	1,734	15%	1,865	16%	2,643	24%	2,348	22%
Residential real estate:
Real estate - residential - ITIN	660	5%	602	5%	973	8%	998	9%	836	8%
Real estate - residential - 1-4 family mortgage	162	1%	151	1%	106	1%	111	1%	155	1%
Real estate - residential - equity lines	351	3%	416	3%	637	5%	469	4%	679	6%
Consumer and other	1,356	11%	1,435	12%	955	8%	770	7%	450	4%
Unallocated	442	4%	410	3%	446	4%	556	5%	322	3%
Total ALLL	$12,292	100%	$11,925	100%	$11,544	100%	$11,180	100%	$10,820	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2018, the unallocated allowance amount represented 4% of the ALLL, compared to 3% at December 31, 2017. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

Natural Disasters

Wildfires

We have extended credit to borrowers in California where devastating fires have recently caused widespread destruction, especially in the Redding area. A thorough review has been performed on the Bank’ loan portfolio and we have determined that the Bank does not have heightened exposure to losses due to the fires, and no adjustment to the ALLL for the fires was required.

Hurricanes

Many of the loans that we have acquired from third party originators were made to borrowers who are located throughout the United States, other than in California. Some of those borrowers reside in portions of North Carolina, South Carolina, Missouri, Texas, Florida, Georgia and Puerto Rico where hurricanes caused severe damage during the third quarters of 2018 and 2017. The loans that were affected are primarily ITIN loans which are secured by 1st deeds of trust and consumer home improvement loans which are unsecured. These loans are not serviced by us and we are dependent on third party servicers for collection efforts, processing payment deferral requests and obtaining loss information. We have not seen any significant increase in losses as a result of the hurricanes.

Reserve for Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at December 31, 2018 and 2017. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Deposits

Total deposits as of December 31, 2018 were $1.132 billion compared to $1.103 billion at December 31, 2017, an increase of $29 million or 3%. The following table presents the deposit balances by major category as of December 31 for the last two years.

(Amounts in thousands)	2018		2017
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$347,199	31%	$305,650	28%
Interest-bearing demand	252,202	22%	260,221	24%
Money market accounts	265,093	23%	236,769	21%
Savings accounts	114,840	10%	110,837	10%
Certificates of deposit, $100,000 or greater	119,376	11%	148,438	13%
Certificates of deposit, less than $100,000	33,006	3%	40,817	4%
Total	$1,131,716	100%	$1,102,732	100%

The following table sets forth the distribution of our year-to-date average daily balances and their respective rates for the periods indicated.

	Years Ended December 31,
	2018		2017		2016
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$238,328	0.17%	$209,792	0.13%	$172,011	0.12%
Money market accounts	250,685	0.26%	224,913	0.21%	202,159	0.16%
Savings accounts	109,025	0.26%	111,376	0.18%	104,771	0.17%
Certificates of deposit	168,183	1.14%	205,648	1.06%	221,074	0.99%
Interest-bearing deposits	766,221	0.43%	751,729	0.42%	700,015	0.41%
Noninterest-bearing demand	332,197		289,735		226,368
Total deposits	1,098,418	0.24%	1,041,464	0.26%	926,383	0.28%

Federal Home Loan Bank of San Francisco borrowings(1)	22,466	1.94%	302	0.99%	17,856	2.71%
Other borrowings, net	15,143	7.11%	17,981	6.48%	19,430	6.08%
Junior subordinated debentures	10,310	3.73%	10,310	2.78%	10,310	2.28%
Total borrowings	$47,919	3.96%	$28,593	5.09%	$47,596	4.00%

(1) For 2016, the Bank’s effective weighted average interest rate on Federal Home Loan Bank of San Francisco borrowings includes the effect of hedge losses reclassified out other comprehensive income. During March of 2016, we terminated all of our interest rate swaps (active and forward starting, the “hedging” instrument) and simultaneously paid off the $75.0 million Federal Home Loan Bank of San Francisco borrowing (the “hedged instrument”)

Deposit Maturity Schedule

The following table sets forth the maturities of certificates of deposit in the amounts of $100,000 or more as of December 31, 2018.

(Amounts in thousands)
Maturing in:	2018
Three months or less	$35,494
Three through six months	13,836
Six through twelve months	13,556
Over twelve months	56,490
Total	$119,376

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

For calendar quarters prior to April 1, 2018, CDARS/ ICS reciprocal deposits were considered to be brokered deposits by regulatory authorities and were reported as such on quarterly Call Reports. With passage of The Economic Growth, Regulatory Relief and Consumer Protection Act in May 2018, this is no longer so.

Included in our certificate of deposit balances are $22.0 million of subscription time deposits obtained in years past through online deposit listing services. We no longer utilize online deposit listing services. As they mature, these legacy deposits are not being renewed.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Borrowings

Term Debt

At December 31, 2018, we had term debt outstanding with a carrying value of $13.4 million compared to $17.0 million at December 31, 2017. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of December 31, 2018 and 2017, the Bank had no Federal Home Loan Bank of San Francisco advances outstanding. The average balances outstanding on Federal Home Loan Bank of San Francisco term advances during 2018 and 2017 were $22.5 million and $302 thousand, respectively. See Note 12 Term Debt in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings.

Senior Debt

In December of 2015, we entered into a senior debt loan agreement to borrow $10.0 million. The debt is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce, matures in 2020, and at December 31, 2018 had a balance of $3.5 million net of unamortized debt issuance costs. Interest on the senior debt is paid at a variable rate equal to three month LIBOR plus 400 basis points, resetting monthly. The effective interest rate at December 31, 2018, was 6.51%.

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The subordinated debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points, resetting quarterly. At December 31, 2018, the subordinated debt had a balance of $9.9 million net of unamortized debt issuance costs. The notes are due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July of 2005, we participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at a rate equal to three month LIBOR plus 158 basis points (4.37% at December 31, 2018).

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

LIQUIDITY AND CASH FLOW

Redding Bank of Commerce

On January 31, 2019 we completed the acquisition of Merchants Holding Company located in Sacramento California. The transaction was attractive to us because it expanded our presence in the Sacramento market, provided a new source of low cost core deposits and a quality loan portfolio. The acquisition provided approximately $104.5 million of additional liquidity ($119.8 cash and investment securities less $15.3 million paid to Merchants shareholders).

The principal objective of our liquidity management program is to maintain our ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds on deposit or to draw upon their credit facilities.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of total deposits at December 31, 2018 and December 31, 2017.

In addition to liquidity provided by core deposits, loan repayments and cash flows from securities, the Bank can borrow on established conditional federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank, or issue subscription / brokered certificates of deposit.

At December 31, 2018, the Bank had the following credit arrangements:

●

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $395.5 million; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	We have an available line of credit with the Federal Reserve Bank of $17.3 million subject to collateral requirements, namely the amount of pledged loans.
●

We have entered into nonbinding federal funds line of credit agreements with three financial institutions. The available credit on these lines totaled $35.0 million at December 31, 2018 and had interest rates ranging from 2.64% to 3.28%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. At December 31, 2018 we held $19.4 million from our May 2017 public offering. In January of 2019, we paid $15.3 million of that cash for the Merchants acquisition. Our principal source of cash is dividends received from the Bank. During 2018, the Bank paid a dividend of $4.0 million to the Holding Company. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company in the future.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $20.7 million was provided by operating activities for the year ended December 31, 2018. The primary difference between net income and cash provided by operating activities are non-cash items including depreciation and amortization of $3.9 million and a decrease in deferred income tax expense of $595 thousand.

Net cash of $63.6 million used by investing activities consisted principally of $57.6 million in purchases of available-for-sale investment securities and $66.2 million in net loan purchases and originations partially offset by $30.2 million in proceeds from sale of available-for-sale investment securities and $31.5 million in proceeds from maturities and payments of available-for-sale securities.

Net cash of $23.2 million provided by financing activities consisted principally of a $65.9 million increase in demand and savings deposits partially offset by a decrease in certificates of deposit of $36.9 million and $3.6 million in net repayment of term debt.

CAPITAL RESOURCES

We use equity capital to support growth and pay dividends. The objective of effective capital management is to produce above market long-term returns for our shareholders. Our sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt or trust notes.

REGULATORY CAPITAL GUIDELINES

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. On July 2, 2013, the federal banking agencies approved the final rules (the “Final Rules”) implementing the Basel Committee's December 2010 final capital framework (commonly known as Basel III). The Final Rules substantially amended the regulatory risk-based capital rules applicable to the Holding Company and the Bank. The phase-in period for the Final Rules ended January 1, 2019.

Generally speaking, the Final Rules did the following:

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

The Final Rules require the Bank and the Company to meet the capital conservation buffer requirement in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. The capital conservation buffer of 2.50% is added to the minimum capital ratios. And was phased in between 2016 and 2019. For 2018, the partially phased in buffer is 1.875%.

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

As instructed by the Crapo Bill, the FDIC recently published a proposed Community Bank Leverage Ratio of 9%. Any qualifying depository institution or its holding company that exceeds the Community Bank Leverage Ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and considered to be “well capitalized” under the prompt corrective action rules discussed above.  It is difficult at this time to predict when or how the new standards under the Crapo Bill will ultimately be applied to us or what specific impact the Crapo Bill (and any implementing rules and regulations) will have on community banks.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of December 31, 2018, are presented in the following table.

	December 31, 2018
					Applicable	Minimum
			Well	Minimum	2018 Capital	Capital
		Actual	Capitalized	Capital	Conservation	Ratio plus Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement	Buffer	Conservation Buffer
Holding Company:
Common equity tier 1 capital ratio	$139,488	12.79%	n/a	4.500%	1.875%	6.375%
Tier 1 capital ratio	$149,488	13.71%	n/a	6.000%	1.875%	7.875%
Total capital ratio	$172,475	15.82%	n/a	8.000%	1.875%	9.875%
Tier 1 leverage ratio	$149,488	11.21%	n/a	4.000%	n/a	4.000%

Bank:
Common equity tier 1 capital ratio	$144,245	13.23%	6.500%	4.500%	1.875%	6.375%
Tier 1 capital ratio	$144,245	13.23%	8.000%	6.000%	1.875%	7.875%
Total capital ratio	$157,232	14.42%	10.000%	8.000%	1.875%	9.875%
Tier 1 leverage ratio	$144,245	10.81%	5.000%	4.000%	n/a	4.000%

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1a - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018 for further detail on potential risks relating to the Subordinated Notes.

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

CASH DIVIDENDS AND PAYOUT RATIOS PER COMMON SHARE

During the quarters ended June 30, 2018, September 30, 2018 and December 31, 2018, we declared quarterly dividends of $0.04 per common share. During the quarter ended March 31, 2018 and the years ended December 31, 2017 and 2016, we declared quarterly cash dividends of $0.03 per common share.

These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation and expected growth. The dividend rate is reassessed periodically by the Board of Directors in accordance with the Company’s dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

The following table presents cash dividends declared and dividend pay-out ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31.

	2018	2017	2016
Dividends declared per common share	$0.15	$0.12	$0.12
Dividend payout ratio	15%	25%	31%

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

LENDING TRANSACTIONS WITH RELATED PARTIES

The business we conduct with directors, officers, significant shareholders and other related parties (collectively, “Related Parties”) is restricted and governed by various laws and regulations, including 12 CFR Part 215 (Regulation O). Furthermore, it is our policy to conduct business with Related Parties on an arm’s length basis at current market prices with terms and conditions no more favorable than we provide in the normal course of business. See Note 25, Related Party Transactions in the Notes to Consolidated Financial Statements in this document for additional detail on lending transactions with related parties.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

IMPACT OF INFLATION

Inflation affects our financial position as well as operating results. It is our opinion that the effects of inflation for the three years ended December 31, 2018 on the financial statements have not been material.

CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2018:

The following table presents a summary of significant contractual obligations as of December 31, 2018, which mature as indicated.

	Less Than			More Than	Indeterminate
(Amounts in thousands)	One Year	1 - 3 Years	3 – 5 Years	5 Years	Maturity	Total
Deposits (1)	$83,928	$55,331	$13,098	$25	$979,334	$1,131,716
Term debt (2)	1,000	2,496	—	10,000	—	13,496
Junior subordinated debentures (3)	—	—	—	10,310	—	10,310
Operating lease obligations	866	1,783	1,142	1,032	—	4,823
Total	$85,794	$59,610	$14,240	$21,367	$979,334	$1,160,345

(1) Represents interest-bearing and noninterest-bearing checking, money market, savings and certificate of deposit accounts.
(2) Represents senior debt and subordinated debt.
(3) Represents the issued amount of all junior subordinated debentures.

RISK MANAGEMENT

Overview

Through our corporate governance structure, risk and return are evaluated to produce sustainable revenues, reduce risk of earnings volatility and increase shareholder value. The financial services industry is exposed to four major categories or types of risks; liquidity, credit, market and operational. Liquidity risk is the inability to meet liability maturities and withdrawals, fund asset growth and otherwise meet contractual obligations at reasonable market rates. Credit risk is the inability of a customer to meet their repayment obligations or the inability of a bond issuer to meet their contractual repayment obligations. Market risk is the fluctuation in asset and liability values caused by changes in market prices and yields, and operational risk is the potential for losses resulting from events involving people, processes, technology, legal issues, external events, regulation, or reputation.

Board Committees

Our corporate governance structure begins with our Board of Directors. The Board of Directors evaluates risk through the Chief Risk Officer and our Enterprise Risk Management reporting and monitoring process (ERM). Our ERM is updated quarterly and compares our risk appetite and key risk indicators to actual results and to peer data. The Board of Directors also evaluates risk through a number of Board Committees including the following:

●	Audit and Qualified Legal Compliance Committee reviews the scope and coverage of internal and external audit activities.
●	Loan Committee reviews credit risks in the loan portfolio and the adequacy of the Allowance for Loan and Lease Losses (“ALLL”).
●	Asset/Liability Management Committee (“ALCO”) reviews liquidity risk, credit risk in the investment bond portfolio and market risk.
●	Nominating and Corporate Governance Committee evaluates corporate governance structure, committee performance and evaluates recommendations for the appointment of director nominees.
●	Technology Committee provides oversight with respect to technology and innovation and the related risk assessment and risk management process.

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

At December 31, 2018 the Holding Company held $19.4 million from our May 2017 public offering. In January of 2019, we paid $15.3 million of that cash for the Merchants acquisition. The Holding Company’s principal source of cash is dividends received from the Bank, which it has consistently received for many years. See Item 1A Risk Factors and Note 18 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the restrictions on the Bank’s ability to pay dividends.

To accommodate future growth and business needs, we develop an annual capital expenditure budget during strategic planning sessions. Based on our budgets and forecasts, we believe that our earnings, acquisition of core deposits and wholesale borrowing arrangements will be sufficient to support liquidity needs in 2018.

Term Debt

Federal Home Loan Bank of San Francisco borrowings

We periodically utilize Federal Home Loan Bank of San Francisco advances as a source of wholesale funding to provide temporary liquidity. As of December 31, 2018 and 2017, the Bank had no Federal Home Loan Bank of San Francisco advances outstanding. See Note 12 Term Debt in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings and our remaining line of credit.

During the fourth quarter of 2015, the Holding Company redeemed $20.0 million of preferred stock by entering into a senior debt loan agreement to borrow $10.0 million from another financial institution and issuing $10.0 million of Subordinated Notes. The details are as follows:

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million. The original loan terms required monthly principal installments of $83 thousand, plus accrued and unpaid interest, commencing on January 1, 2016 and continuing to and including December 10, 2020. A final scheduled payment of $5.0 million is due on the maturity date of December 10, 2020. The loan may be prepaid in whole or in part at any time without any prepayment premium or penalty. The principal amount of the loan bears interest at a variable rate, resetting monthly that is equal to the sum of the current three month LIBOR plus 400 basis points. The Holding Company incurred senior debt issuance costs of $15 thousand which are being amortized over the life of the loan as additional interest expense. We have elected to accelerate repayment of this debt.

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

Term debt at December 31, 2018, 2017 and 2016 consisted of the following:

(Amounts in thousands)	2018	2017	2016
Senior debt	$3,496	$7,096	$8,917
Less unamortized debt issuance cost	(2)	(6)	(12)
Subordinated debt	10,000	10,000	10,000
Less unamortized debt issuance cost	(89)	(132)	(172)
Total term debt at December 31,	$13,405	$16,958	$18,733

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents the weighted average contractual interest rates on outstanding borrowings during the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Federal Home Loan Bank of San Francisco borrowings	1.94%	0.88%	0.51%
Senior debt	6.18%	5.21%	4.68%
Subordinated debt	6.88%	6.88%	6.88%

The following table presents the maximum outstanding balance at any month end, average balance during the year and effective weighted average interest rate during the year on outstanding term debt for the years ended December 31, 2018, 2017 and 2016.

(Amounts in thousands)	2018	2017	2016
Federal Home Loan Bank of San Francisco borrowings:
Maximum outstanding at any month end	$70,000	$10,000	$80,000
Average balance during the year	$22,466	$302	$17,856
Effective weighted average interest rate during year(1)	1.94%	0.99%	2.71%
Senior debt net of unamortized debt issuance costs:
Maximum outstanding at any month end	$6,890	$8,822	$9,819
Average balance during the year	$5,239	$8,132	$9,400
Effective weighted average interest rate during year	6.51%	5.34%	4.79%
Subordinated debt net of unamortized debt issuance costs:
Maximum outstanding at any month end	$9,911	$9,868	$9,829
Average balance during the year	$9,890	$9,849	$9,811
Effective weighted average interest rate during year	7.38%	7.38%	7.38%
(1) For 2016, the Bank’s effective weighted average interest rate on Federal Home Loan Bank of San Francisco borrowings includes the effect of hedge losses reclassified out other comprehensive income. During March of 2016, we terminated all of our interest rate swaps (active and forward starting, the “hedging” instrument) and simultaneously paid off the $75.0 million Federal Home Loan Bank of San Francisco borrowing (the “hedged instrument”)

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

Concentrations of credit risk

We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 81% and 77% of our gross loan portfolio at December 31, 2018 and December 31, 2017.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

We believe that all of the tax positions we have taken, meet the more likely than not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. See Note 21 Income Taxes in the Notes to Consolidated Financial Statements in this document for further detail on our income taxes.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, we use our best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these consolidated financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 20 Fair Values in the Notes to Consolidated Financial Statements incorporated in this document.

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

The formal policies and practices we have adopted to monitor and manage interest rate risk exposure rely on measuring risk in two ways: (1) the impact of changes in rates on net interest income, and (2) the impact of changes in rates on the fair value of equity. In moderately rising interest rate scenarios the model indicates that the company is slightly liability sensitive. In more rapidly rising interest rate scenarios however, the model indicates that the company is somewhat more liability sensitive.

The Federal Reserve currently has the federal funds rate targeted between 225 and 250 basis points. Accordingly, we are focused on the effects of increasing interest rate shocks on our net interest income during a rising rate environment. The most recent model results as of December 31, 2018, indicate the estimated annualized decrease in net interest income attributable to a 100 or 200 basis point increase in the federal funds rate was $627 thousand and $2.5 million respectively. The model also shows an annualized decrease in net interest income attributable to a 300 or 400 basis point increase in the fed funds rate of $5.1 million and $7.0 million, respectively. In a declining rate environment, the most recent model results as of December 31, 2018, indicate the estimated annualized reduction in net interest income attributable to a 100 or 200 basis point decline in the federal funds rate was $291 thousand and $1.4 million, respectively. Given that the model assumes a static balance sheet, relies on historic betas and assumes immediate parallel rate changes, no assurance can be given that future performance will mirror the model.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth as of December 31, 2018 the distribution of re-pricing opportunities for our earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) re-pricing interest-earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each re-pricing interval, and the cumulative GAP to total assets.

	Gap Analysis
	Within 3	3 Months To	One Year To	Over Five
(Amounts in thousands)	Months	One Year	Five Years	Years	Total
Interest-earning assets
AFS securities	$42,558	$22,482	$86,813	$105,075	$256,928
Other investments	23,673	—	—	—	23,673
Loans, net of deferred fees and costs	90,325	130,363	485,005	242,485	948,178
Total earning assets	156,556	152,845	571,818	347,560	$1,228,779

Interest-bearing liabilities
Demand - interest-bearing	252,202	—	—	—	$252,202
Money market accounts	265,093	—	—	—	265,093
Savings accounts	114,840	—	—	—	114,840
Certificates of deposit	45,373	38,725	68,259	25	152,382
Term debt and junior subordinated debentures, net	11,198	2,560	9,957	—	23,715
Total interest-bearing deposits and borrowings	$688,706	$41,285	$78,216	$25	$808,232

Re-pricing GAP	$(532,150)	$111,560	$493,602	$347,535	$420,547
Cumulative re-pricing GAP	$(532,150)	$(420,590)	$73,012	$420,547	$—

Gap ratio	0.23	3.70	7.31	13,902.40	1.52
Cumulative gap ratio	0.23	0.42	1.09	1.52	—

Gap as % of earning assets	(43%)	9%	40%	28%	34%
Cumulative GAP as % of earning assets	(43%)	(34%)	6%	34%	—%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 8 - Financial Statements and Supplementary Data

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bank of Commerce Holdings

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control– Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on theCompany’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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
March 12, 2019

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment and those criteria, we believe that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2018 and issued their Report of Independent Registered Public Accounting Firm, which appears on the previous page. The audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

/s/ Randall S. Eslick
Randall S. Eslick, President and Chief Executive Officer

/s/ James A. Sundquist
James A. Sundquist, EVP and Chief Financial Officer

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017

(Amounts in thousands, except share information)	2018	2017
Assets:
Cash and due from banks	$23,692	$17,979
Interest-bearing deposits in other banks	23,673	48,991
Total cash and cash equivalents	47,365	66,970

Securities available-for-sale, at fair value	256,928	266,943

Loans, net of deferred fees and costs	948,178	881,545
Allowance for loan and lease losses	(12,292)	(11,925)
Net loans	935,886	869,620

Premises and equipment, net	13,119	14,748
Other real estate owned	31	35
Life insurance	22,410	21,898
Deferred tax asset, net	7,039	6,505
Goodwill and core deposit intangible, net	1,841	2,030
Other assets	22,485	20,672
Total assets	$1,307,104	$1,269,421

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$347,199	$305,650
Demand - interest-bearing	252,202	260,221
Money market accounts	265,093	236,769
Savings accounts	114,840	110,837
Certificates of deposit	152,382	189,255
Total deposits	1,131,716	1,102,732

Term debt:
Other borrowings	13,496	17,096
Less unamortized debt issuance costs	(91)	(138)
Net term debt	13,405	16,958

Junior subordinated debentures	10,310	10,310
Other liabilities	13,352	12,157
Total liabilities	1,168,783	1,142,157

Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; issued and outstanding - 16,333,502 as of December 31, 2018 and 16,271,563 as of December 31, 2017	52,284	51,830
Retained earnings	89,045	75,700
Accumulated other comprehensive loss, net of tax	(3,008)	(266)
Total shareholders’ equity	138,321	127,264
Total liabilities and shareholders’ equity	$1,307,104	$1,269,421

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2018, 2017 and 2016

(Amounts in thousands, except per share information)	2018	2017	2016
Interest income:
Interest and fees on loans	$44,955	$39,112	$35,435
Interest on taxable securities	5,165	3,921	2,986
Interest on tax-exempt securities	1,629	2,144	2,256
Interest on interest-bearing deposits in other banks	952	772	332
Total interest income	52,701	45,949	41,009
Interest expense:
Interest on demand - interest-bearing	414	274	201
Interest on money market accounts	646	470	322
Interest on savings accounts	288	200	174
Interest on certificates of deposit	1,910	2,188	2,179
Interest on Federal Home Loan Bank of San Francisco borrowings	435	3	484
Interest on other borrowings	1,077	1,165	1,183
Interest on junior subordinated debentures	385	287	235
Total interest expense	5,155	4,587	4,778
Net interest income	47,546	41,362	36,231
Provision for loan and lease losses	—	950	—
Net interest income after provision for loan and lease losses	47,546	40,412	36,231
Noninterest income:
Service charges on deposit accounts	682	542	413
ATM and point of sale fees	1,131	1,093	995
Fees on payroll and benefit processing	652	658	593
Life insurance	512	1,050	613
Gains on sale of investment securities, net	44	137	244
Impairment losses on investment securities	—	—	(546)
Federal Home Loan Bank of San Francisco dividends	480	318	644
Gain (loss) on sale of OREO	73	368	(109)
Insured cash sweep fees	—	197	3
Other income	445	461	636
Total noninterest income	4,019	4,824	3,486
Noninterest expense:
Salaries and related benefits	18,709	17,819	16,425
Premises and equipment	4,047	4,242	3,869
Federal Deposit Insurance Corporation insurance premium	376	318	615
Data processing fees	1,933	1,749	1,675
Professional service fees	1,431	1,398	1,690
Telecommunications	594	879	751
Acquisition costs	844	—	580
Loss on cancellation of interest rate swap	—	—	2,325
Other expenses	4,272	4,559	4,570
Total noninterest expense	32,206	30,964	32,500
Income before provision for income taxes	19,359	14,272	7,217
Provision for income taxes	3,629	6,928	1,958
Net income	$15,730	$7,344	$5,259

Earnings per share - basic	$0.97	$0.48	$0.39
Weighted average shares - basic	16,248	15,207	13,367
Earnings per share - diluted	$0.96	$0.48	$0.39
Weighted average shares - diluted	16,332	15,310	13,425

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2018 2017 and 2016

(Amounts in thousands)	2018	2017	2016
Net income	$15,730	$7,344	$5,259

Available-for-sale securities:
Unrealized losses arising during the period	(3,774)	(179)	(3,286)
Unrealized gains from securities transferred from held-to-maturity to available-for-sale	—	1,208	—
Income taxes	1,115	(423)	1,353
Change in unrealized (losses) gains, net of tax	(2,659)	606	(1,933)

Reclassification adjustment for realized gains included in net income	(44)	(137)	(224)
Income taxes	13	55	92
Realized gains, net of tax	(31)	(82)	(132)

Reclassification adjustment for other-than-temporary impairment included in net income	—	—	546
Income taxes	—	—	(225)
Realized impairment, net of tax	—	—	321
Net change in unrealized (losses) gains on available-for-sale securities	(2,690)	524	(1,744)

Held-to-maturity securities:
Accretion of held-to-maturity fair value adjustment from other comprehensive income to interest income	—	(56)	(97)
Income taxes	—	23	40
Net accretion of held-to-maturity fair value adjustment from other comprehensive income to interest income	—	(33)	(57)

Fair value adjustment for held-to-maturity securities transferred to available-for-sale	—	(167)	—
Income taxes	—	69	—
Fair value adjustment for held-to-maturity securities transferred to available-for-sale	—	(98)	—
Net change in fair value adjustment on held-to-maturity securities	—	(131)	(57)

Derivatives:
Unrealized losses arising during the period	—	—	(348)
Income taxes	—	—	143
Change in unrealized losses, net of tax	—	—	(205)

Reclassification adjustment for net losses on derivatives included in net income	—	—	2,721
Income taxes	—	—	(1,120)
Reclassification adjustment for net losses on derivatives included in net income, net of tax	—	—	1,601
Net change in unrealized losses on derivatives	—	—	1,396
Other comprehensive (loss) income	(2,690)	393	(405)
Comprehensive income – Bank of Commerce Holdings	$13,040	$7,737	$4,854

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2016, 2017 and 2018

8

				Accumulated Other
		Common		Comprehensive
	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at December 31, 2015	13,385	$24,214	$66,562	$(254)	$90,522
2016
Net income	—	—	5,259	—	5,259
Other comprehensive loss, net of tax	—	—	—	(405)	(405)
Comprehensive income	—	—	—	—	4,854
Dividends declared on common stock ($0.12 per share)	—	—	(1,603)	—	(1,603)
Restricted stock granted, net	53	84	—	—	84
Stock options exercised	2	10	—	—	10
Compensation expense associated with stock options	—	24	—	—	24
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	215	—	—	215
Balance at December 31, 2016	13,440	$24,547	$70,218	$(659)	$94,106

2017
Net income	—	—	7,344	—	7,344
Other comprehensive loss, net of tax	—	—	—	393	393
Comprehensive income	—	—	—	—	7,737
Dividends declared on common stock ($0.12 per share)	—	—	(1,862)	—	(1,862)
Stock issued pursuant to public offering, net of underwriting discounts and expenses of $1.7 million	2,738	26,778	—	—	26,778
Stock compensation grants	5	41		—	41
Restricted stock granted, net	37	—	—	—	—
Stock options exercised	52	245	—	—	245
Compensation expense associated with stock options	—	23	—	—	23
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	196	—	—	196
Balance at December 31, 2017	16,272	$51,830	$75,700	$(266)	$127,264

2018
Net income	—	—	15,730	—	15,730
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	52	(52)	—
Other comprehensive loss, net of tax	—	—	—	(2,690)	(2,690)
Comprehensive income	—	—	—	—	13,040
Dividends declared on common stock ($0.15 per share)	—	—	(2,437)	—	(2,437)
Stock compensation grants	5	45	—	—	45
Restricted stock granted, net	20	—	—	—	—
Stock options exercised	37	216	—	—	216
Compensation expense associated with stock options	—	8	—	—	8
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	185	—	—	185
Balance at December 31, 2018	16,334	$52,284	$89,045	$(3,008)	$138,321

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

(Amounts in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$15,730	$7,344	$5,259
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	950	—
Provision for depreciation and amortization	1,738	2,061	1,908
Amortization of core deposit intangible	221	221	185
Amortization of debt issuance costs	48	45	40
Compensation expense associated with stock options	8	23	24
Compensation expense associated with restricted stock	288	273	215
Tax benefits from vesting of restricted stock	(46)	(53)	—
Net gains on sale or call of securities	(44)	(137)	(244)
Other-than-temporary impairment on investment securities	—	—	546
Amortization of investment premiums and accretion of discounts, net	1,845	2,031	1,715
Accretion of held-to-maturity fair value adjustments	—	(56)	(97)
Loss on cancellation of interest rate swap	—	—	2,325
Write-down of other real estate owned	—	52	66
(Gain) loss on sale of other real estate owned	(73)	(368)	109
Increase in cash surrender value of life insurance	(512)	(548)	(613)
Life insurance death benefit	—	(502)	—
Increase (decrease) in deferred compensation and salary continuation plans	67	18	(19)
Increase in deferred loan fees and costs	(217)	(386)	(454)
Decrease in deferred income taxes	595	271	132
Deferred tax asset write-down	—	2,490	363
(Increase) decrease in other assets	(10)	863	118
Increase (decrease) in other liabilities	1,094	(961)	306
Net cash provided by operating activities	20,732	13,631	11,884

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	31,538	23,551	31,685
Proceeds from sale of available-for-sale securities	30,235	64,349	51,025
Purchases of available-for-sale securities	(57,616)	(150,888)	(104,134)
Proceeds from maturities and payments of held-to-maturity securities	—	1,098	4,963
Investment in Qualified Zone Academy Bonds	—	(1,000)	(2,000)
Investment in qualified affordable housing partnerships	(38)	(124)	(697)
Net purchase of Federal Home Loan Bank of San Francisco stock	(1,355)	(72)	—
Loan originations, net of principal repayments	(57,690)	(76,016)	(105,892)
Net (purchase of) repayment on purchased loans	(8,499)	(1,158)	18,666
Purchase of premises and equipment	(351)	(584)	(2,873)
Proceeds from the sale of other real estate owned	217	2,111	636
Proceeds from life insurance policy	—	2,249	—
Payments to derivative counterparties for the termination of interest rate swaps	—	—	(2,578)
Acquisition of branches, net of cash paid	—	—	142,411
Net cash (used) provided by investing activities	(63,559)	(136,484)	31,212

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)	2018	2017	2016
Cash flows from financing activities:
Net increase in demand deposits, money market accounts and savings accounts	$65,857	$124,201	$84,722
Net decrease in certificates of deposit	(36,873)	(26,135)	(32,838)
Advances on term debt	230,160	30,260	55,000
Repayment of term debt	(233,761)	(32,080)	(131,172)
Proceeds from stock options exercised	216	245	10
Net proceeds from issuance of common stock	—	26,778	—
Cash paid for shares surrendered for tax-withholding purposes	(103)	(77)	—
Cash dividends paid on common stock	(2,274)	(1,776)	(1,603)
Net cash provided by (used in) financing activities	23,222	121,416	(25,881)
Net (decrease) increase cash and cash equivalents	(19,605)	(1,437)	17,215
Cash and cash equivalents at the beginning of year	66,970	68,407	51,192
Cash and cash equivalents at the end of year	$47,365	$66,970	$68,407

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)	2018	2017	2016
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$2,727	$3,846	$2,705
Interest	$5,171	$4,581	$5,142
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$140	$981	$147

Changes in unrealized (loss) gain on investment securities available-for-sale	$(3,818)	$892	$(2,964)
Changes in net deferred tax asset related to changes in unrealized loss (gain) on investment securities available-for-sale	1,128	(368)	1,220
Changes in accumulated other comprehensive (loss) income due to changes in unrealized (loss) gain on investment securities available-for-sale	$(2,690)	$524	$(1,744)

Accretion of held-to-maturity fair value adjustment from other comprehensive income to interest income	$—	$(56)	$(97)
Changes in deferred tax related to accretion of held-to-maturity investment securities	—	23	—
Changes in accumulated other comprehensive income (loss) due to accretion of held-to-maturity investment securities	—	(33)	(97)

Fair value adjustment for held to maturities securities transferred to available-for-sale	—	(167)	—
Changes in deferred tax related to transfer of held-to-maturity investment securities to available-for-sale	—	69	—
Net fair value adjustment for held-to-maturity securities transferred to available-for-sale	—	(98)	—
Changes in accumulated other comprehensive income (loss) related held-to-maturity investment securities	$—	$(131)	$(97)

Reclassification of accumulated other comprehensive income due to tax rate change	$52	$—	—

Changes in unrealized loss on derivatives	$—	$—	$(348)
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	—	—	143
Changes in accumulated other comprehensive income (loss) due to changes in unrealized loss on derivatives	$—	$—	$(205)

Reclassification of losses on derivatives	$—	$—	$2,721
Changes in net deferred tax asset related to reclassification of losses on derivatives	—	—	(1,120)
Changes in accumulated other comprehensive income (loss) due to reclassification of losses on derivatives	$—	$—	$1,601
Supplemental disclosures of non cash financing activities:
Vested and granted restricted stock issued under employee plans	$—	$—	$84
Stock issued under employee plans	$45	$41	$—
Transfer of investment securities from HTM to AFS	$—	$30,330	$—
Cash dividend declared on common stock and payable after period-end	$651	$486	$401
Transactions Related to Acquisition:
Assets acquired - fair value	$—	$—	$155,230
Goodwill	$—	$—	$665
Liabilities assumed - fair value	$—	$—	$149,239

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. THE BUSINESS OF THE COMPANY

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under three separate names (Redding Bank of Commerce, Sacramento Bank of Commerce, a division of Redding Bank of Commerce and The Merchants Bank of Sacramento, a division of Redding Bank of Commerce) and for Bank of Commerce Mortgage (inactive). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The Bank is principally supervised and regulated by the California Department of Business Oversight (“CDBO”) and the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the Company’s activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981 and opened for business on October 22, 1982.

We operate ten full service offices and one limited service office and consider northern California to be our major market. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. The services offered by the Bank include those traditionally offered by banks of similar size and character in California. Our principal deposit products include the following types of accounts; checking, interest-bearing checking, savings, money market deposits and certificates of deposit. We also offer sweep arrangements, commercial loans, construction loans, consumer loans, safe deposit boxes, collection services and electronic banking services. The primary focus of the Bank is to provide banking services to the communities in our major market area, including Small Business Administration loans and payroll processing. The Bank does not offer trust services or international banking services. Our customers are mostly retail customers and small to medium sized businesses.

On January 31, 2019, we completed the acquisition of Merchants Holding Company (“Merchants”), to extend our presence in the Sacramento marketplace. Merchants, headquartered in Sacramento, California, was the parent company of The Merchants National Bank of Sacramento (“Merchants Bank”), a 97-year-old bank with approximately $211.7 million in assets as of January 31, 2019. Merchants Bank operated one full service branch and one limited service branch in the Sacramento metropolitan area. See Note 23 Acquisition in these Notes to Consolidated Financial Statements for additional information on the acquisition.

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2018 and 2017, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. We have not consolidated the accounts of the Trust in our Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). We are not considered the primary beneficiary of the Trust (variable interest entity). As a result, the junior subordinated debentures issued by the Holding Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

Application of new accounting guidance

ASU No. 2014-09

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 was initially effective for the Company's reporting period beginning on January 1, 2017. However, in August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the effective date by one year. For financial reporting purposes, the standard allows for either a full retrospective or modified retrospective adoption. The FASB has also issued additional updates to provide further clarification to specific implementation issues associated with ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606. We adopted the standard on January 1, 2018, using the modified retrospective method, which resulted in no cumulative effect and no other adjustment or significant impact to the timing of revenue recognition.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

ASU No. 2016-01

In January of 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. We adopted the standard on January 1, 2018. Adoption of the standard resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 20 – Fair Values for further information regarding the valuation of these loans.

ASU No. 2018-02

In February of 2018, FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from retained earnings to accumulated other comprehensive income for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We elected the early adoption of ASU 2018-02 as of January 1, 2018 and reclassified $52 thousand from accumulated other comprehensive income to retained earnings.

Subsequent Events

We have evaluated events and transactions subsequent to December 31, 2018 for potential recognition or disclosure. See Note 23 Acquisition in these Notes to Consolidated Financial Statements in this document for further details on the acquisition of Merchants Holding Company completed on January 31, 2019.

Cash and Cash Equivalents

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

We believe that the ALLL was adequate as of December 31, 2018. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 81% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL.

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

We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions that meet the more likely than not threshold, we may recognize only the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the taxing authority. We believe that all of our tax positions taken meet the more likely than not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. Interest and penalties related to unrecognized tax benefits are recorded in other noninterest expense.

See Note 21, Income Taxes in these Notes to Consolidated Financial Statements for more information on income taxes. Interest and penalties related to unrecognized tax benefits are recorded in other noninterest expense.

Business Combinations

We record acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes various valuation techniques and third party evaluations to determine these fair values. Any excess of the purchase price over amounts allocated to the acquired assets including identifiable intangible assets and liabilities assumed is recorded as goodwill.

Derivative Financial Instruments and Hedging Activities

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

Operating Segments

Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about their products and services, their activities in different geographic areas, and their reliance on major customers. The basis for determining operating segments is the manner in which management operates the business. As of December 31, 2018, we operated under one primary business segment: Community Banking.

Share Based Payments

We have one active stock-based compensation plan that provides for equity awards including stock, stock options, restricted stock units and restricted stock to eligible employees and directors. The 2008 Stock Option Plan was approved by the Holding Company’s shareholders on May 15, 2007 (“the Plan”). The Plan was amended and restated by the 2010 Equity Incentive Plan which was approved by the Holding Company’s shareholders on May 18, 2010. A further amendment and restatement of the Plan was approved by the Holding Company’s shareholders on May 15, 2012.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

In accordance with FASB ASC 718, Stock Compensation, we recognize in the Consolidated Statements of Income the grant-date fair value of stock, stock options, restricted stock and other equity-based forms of compensation issued to employees over the employees’ requisite service period. We account for forfeitures as they occur.

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

The fair value of each stock grant and restricted stock grant is estimated as of the grant date using the fair value of the Company’s stock at the date of the grant.

Earnings per Share

Earnings per share is an important measure of our performance for investors and other users of financial statements. Certain of our securities, such as stock options or restricted stock, permit the holders to become common shareholders or add to the number of shares of common stock already held. Because there is potential reduction, called dilution, of earnings per share figures inherent in our capital structure, we are required to present a dual presentation of earnings per share - basic earnings per share and diluted earnings per share.

Basic earnings per share excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock awards which do not have voting rights or share in dividends. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Holding Company. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

We present both basic and diluted earnings per share on the face of the Consolidated Statements of Income. In addition, a detailed presentation of the earnings per share calculation is provided in Note 24, Earnings Per Common Share in these Notes to Consolidated Financial Statements.

Advertising Costs

For the years ended December 31, 2018, 2017, and 2016, advertising costs were $47 thousand, $61 thousand, and $171 thousand, respectively. Advertising costs are expensed as incurred.

Fair Value Measurements

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

Expected financial statement impact – We are currently evaluating the provisions of the ASU and have formed a committee for the purpose of developing a model that is compliant with the requirements under the ASU. The committee is also gathering pertinent data, consulting with outside professionals and evaluating our IT systems to create reasonable and supportable forecasts. The committee has determined that we do not currently own any securities that will be required to maintain an allowance as a result of implementing the ASU. Management expects to recognize a one–time cumulative effect adjustment to the allowance for loan and lease losses as of the first reporting period in which the new standard is effective. An estimate of the magnitude of the one-time adjustment or the overall impact of this standard has not yet been determined.

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

Expected financial statement impact – We have performed an analysis of our existing leases and expect to recognize a new lease asset and related lease liability of approximately $4.8 million as we implement this ASU.

NOTE 3. RESTRICTIONS ON CASH AND DUE FROM BANKS

We have a Fed Funds line of credit with one correspondent bank which requires us to hold compensating cash balances of $450 thousand. We maintained the required compensating balance of $450 thousand at December 31, 2018 and December 31, 2017.

The Bank is required by federal regulations to set aside specified amounts of cash as reserves against transaction and time deposits. The cash reserve required as of December 31, 2018 and December 31, 2017 was $1.4 million and $1.7 million, respectively which was satisfied by vault cash balances.

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of December 31, 2018, and December 31, 2017.

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$40,215	$202	$(330)	$40,087
Obligations of state and political subdivisions	50,037	1,082	(589)	50,530
Residential mortgage-backed securities and collateralized mortgage obligations	142,355	129	(3,981)	138,503
Corporate securities	3,022	—	(100)	2,922
Commercial mortgage-backed securities	25,446	17	(701)	24,762
Other asset-backed securities	123	1	—	124
Total	$261,198	$1,431	$(5,701)	$256,928

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$40,319	$196	$(146)	$40,369
Obligations of state and political subdivisions	77,412	1,910	(478)	78,844
Residential mortgage-backed securities and collateralized mortgage obligations	116,061	69	(1,538)	114,592
Corporate securities	5,079	18	(105)	4,992
Commercial mortgage-backed securities	26,995	24	(378)	26,641
Other asset-backed securities	1,529	4	(28)	1,505
Total	$267,395	$2,221	$(2,673)	$266,943

During the fourth quarter of 2017, we reclassified the held-to-maturity securities portfolio to available-for-sale. As a result of this transfer we are precluded from classifying any investment securities as held-to-maturity for two years from the date of the transfer. Management does not expect to designate acquired securities as held-to-maturity in the near future.

The following table presents the expected maturities of investment securities at December 31, 2018.

	Available-For-Sale
(Amounts in thousands)	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$54	$54
One year through five years	80,796	79,726
Five years through ten years	108,251	105,923
After ten years	72,097	71,225
Total	$261,198	$256,928

The amortized cost and fair value of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

At December 31, 2018 and 2017, securities with a fair value of $68.8 million and $62.6 million, respectively, were pledged as collateral to secure public fund deposits, Federal Home Loan Bank of San Francisco borrowings and for other purposes as required by law.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the cash proceeds from sales of investment securities and the associated gross realized gains and gross realized losses that have been included in earnings for the years ended December 31, 2018, 2017 and 2016.

	For Years Ended December 31,
(Amounts in thousands)	2018	2017	2016
Proceeds from sales of investment securities	$30,235	$64,349	$51,025

Gross realized gains on sales of investment securities:
U.S. government & agencies	$—	$—	$25
Obligations of state and political subdivisions	262	161	188
Residential mortgage-backed securities and collateralized mortgage obligations	—	52	17
Corporate securities	1	79	105
Commercial mortgage-backed securities	—	3	4
Other asset-backed securities	—	20	13
Total gross realized gains on sales of investment securities	263	315	352

Gross realized losses on sales of investment securities
U.S. government & agencies	(43)	—	(13)
Obligations of state and political subdivisions	(71)	(102)	(3)
Residential mortgage-backed securities and collateralized mortgage obligations	(40)	(56)	(64)
Corporate securities	—	(3)	(27)
Commercial mortgage-backed securities	(19)	(17)	(1)
Other asset-backed securities	(46)	—	—
Total gross realized losses on sales of investments securities	(219)	(178)	(108)
Gains on sales of investment securities, net	$44	$137	$244

Investment securities that were in an unrealized loss position as of December 31, 2018 and December 31, 2017 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$7,223	$(39)	$12,274	$(291)	$19,497	$(330)
Obligations of states and political subdivisions	5,545	(40)	16,320	(549)	21,865	(589)
Residential mortgage-backed securities and collateralized mortgage obligations	21,791	(183)	93,038	(3,798)	114,829	(3,981)
Corporate securities	—	—	2,922	(100)	2,922	(100)
Commercial mortgage-backed securities	1,548	(7)	20,176	(694)	21,724	(701)
Total temporarily impaired securities	$36,107	$(269)	$144,730	$(5,432)	$180,837	$(5,701)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$18,140	$(102)	$2,131	$(44)	$20,271	$(146)
Obligations of states and political subdivisions	15,030	(255)	8,368	(223)	23,398	(478)
Residential mortgage-backed securities and collateralized mortgage obligations	75,323	(827)	31,036	(711)	106,359	(1,538)
Corporate securities	—	—	2,934	(105)	2,934	(105)
Commercial mortgage-backed securities	11,162	(151)	10,026	(227)	21,188	(378)
Other asset-backed securities	1,157	(28)	—	—	1,157	(28)
Total temporarily impaired securities	$120,812	$(1,363)	$54,495	$(1,310)	$175,307	$(2,673)

At December 31, 2018 and December 31, 2017, the number of securities in an unrealized loss position was 163 and 138, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Our Investment Policy requires securities at the time of purchase to be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies. Management monitors the published credit ratings of our investment portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, and because we have no plans to sell the securities before the recovery of their amortized cost, and we believe the bank has the ability to hold the securities to maturity these investments are not considered other-than-temporarily impaired.

The following table presents the characteristics of our securities that are in unrealized loss positions at December 31, 2018 and December 31, 2017.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	December 31, 2018 and December 31, 2017
U.S. government & agencies	Direct obligations of the U.S. Government or obligations guaranteed by U.S. Government agencies.
Obligations of states and political subdivisions	General obligation issuances or revenue securities secured by revenues from specific sources issued by municipalities and political subdivisions located within the U.S.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at December 31, 2018 and December 31, 2017, 66% and 56% were issued or guaranteed by U.S. government sponsored entities, respectively.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at December 31, 2018 and December 31, 2017 90% were issued or guaranteed by U.S. government sponsored entities.

Other asset-backed securities	Obligations secured by high quality loans with good credit enhancements issued by non-governmental issuers.

Other-Than-Temporary Impairment

For the years ended December 31, 2018 and 2017, we did not recognize any other-than-temporary impairment losses. We recognized one impairment loss of $546 thousand during the year ended December 31, 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5. LOANS

Outstanding loan balances consist of the following at December 31, 2018, and December 31, 2017.

	As of
(Amounts in thousands)	December 31,
Loan Portfolio	2018	2017
Commercial	$135,543	$142,405
Commercial real estate:
Real estate – construction and land development	22,563	15,902
Real estate – commercial non-owner occupied	433,708	377,668
Real estate – commercial owner occupied	204,622	192,023
Residential real estate:
Real estate – residential - Individual Tax Identification Number ("ITIN")	37,446	41,188
Real estate – residential - 1-4 family mortgage	34,366	30,377
Real estate – residential - equity lines	26,958	30,347
Consumer and other	51,045	49,925
Gross loans	946,251	879,835
Deferred fees and costs	1,927	1,710
Loans, net of deferred fees and costs	948,178	881,545
Allowance for loan and lease losses	(12,292)	(11,925)
Net loans	$935,886	$869,620

Certain loans are pledged as collateral with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. Pledged loans totaled $436.1 million and $420.0 million at December 31, 2018 and December 31, 2017, respectively.

When we purchase loans they are typically purchased at a discount to enhance yield and compensate for credit risk. Gross loan balances in the table above include net purchase discounts of $2.5 million and $2.8 million as of December 31, 2018, and December 31, 2017, respectively.

Past Due Loans

Past due loans (gross), segregated by loan portfolio were as follows, as of December 31, 2018, and December 31, 2017.

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2018	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$135,543	$135,543	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	22,563	22,563	—
Real estate - commercial non-owner occupied	10,878	—	548	11,426	422,282	433,708	—
Real estate - commercial owner occupied	688	—	—	688	203,934	204,622	—
Residential real estate:
Real estate - residential - ITIN	184	279	259	722	36,724	37,446	—
Real estate - residential - 1-4 family mortgage	—	—	185	185	34,181	34,366	—
Real estate - residential - equity lines	90	—	—	90	26,868	26,958	—
Consumer and other	534	263	—	797	50,248	51,045	—
Total	$12,374	$542	$992	$13,908	$932,343	$946,251	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2017	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$142,405	$142,405	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	15,902	15,902	—
Real estate - commercial non-owner occupied	—	—	—	—	377,668	377,668	—
Real estate - commercial owner occupied	142	—	—	142	191,881	192,023	—
Residential real estate:
Real estate - residential - ITIN	555	122	462	1,139	40,049	41,188	—
Real estate - residential - 1-4 family mortgage	290	173	—	463	29,914	30,377	—
Real estate - residential - equity lines	141	—	—	141	30,206	30,347	—
Consumer and other	281	123	—	404	49,521	49,925	—
Total	$1,409	$418	$462	$2,289	$877,546	$879,835	$—

Nonaccrual Loans

Nonaccrual loans, segregated by loan portfolio, were as follows as of December 31, 2018, and December 31, 2017.

	As of
(Amounts in thousands)	December 31,
Nonaccrual Loans	2018	2017
Commercial	$959	$1,603
Commercial real estate:
Real estate - commercial non-owner occupied	548	—
Real estate - commercial owner occupied	—	600
Residential real estate:
Real estate - residential - ITIN	2,388	2,909
Real estate - residential - 1-4 family mortgage	185	606
Real estate - residential - equity lines	43	45
Consumer and other	23	36
Total	$4,146	$5,799

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $166 thousand, $226 thousand, and $353 thousand for the years ended December 31, 2018, 2017, and 2016, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Impaired Loans

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. The following tables summarize impaired loans by loan portfolio as of December 31, 2018, and December 31, 2017.

	As of December 31, 2018
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$51	$69	$—
Commercial real estate:
Real estate - commercial non-owner occupied	548	548	—
Residential real estate:
Real estate - residential - ITIN	6,138	7,676	—
Real estate - residential - 1-4 family mortgage	185	223	—
Real estate - residential - equity lines	43	48	—
Total with no related allowance recorded	$6,965	$8,564	$—

With an allowance recorded:
Commercial	$2,132	$2,256	$748
Commercial real estate:
Real estate - commercial non-owner occupied	795	795	209
Residential real estate:
Real estate - residential - ITIN	734	772	91
Real estate - residential - equity lines	363	363	182
Consumer and other	23	23	7
Total with an allowance recorded	$4,047	$4,209	$1,237

By loan portfolio:
Commercial	$2,183	$2,325	$748
Commercial real estate	1,343	1,343	209
Residential real estate	7,463	9,082	273
Consumer and other	23	23	7
Total impaired loans	$11,012	$12,773	$1,237

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2017
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$672	$1,205	$—
Commercial real estate:
Real estate - commercial owner-occupied	600	$665	—
Residential real estate:
Real estate - residential - ITIN	5,895	7,516	—
Real estate - residential - 1-4 family mortgage	414	897	—
Real estate - residential - equity lines	45	49	—
Total with no related allowance recorded	$7,626	$10,332	$—

With an allowance recorded:
Commercial	$2,482	$2,540	$690
Commercial real estate:
Real estate - commercial non-owner occupied	803	803	77
Residential real estate:
Real estate - residential - ITIN	1,628	1,678	199
Real estate - residential - 1-4 family mortgage	192	226	2
Real estate - residential - equity lines	380	380	190
Consumer and other	36	36	11
Total with an allowance recorded	$5,521	$5,663	$1,169

By loan portfolio:
Commercial	$3,154	$3,745	$690
Commercial real estate	1,403	1,468	77
Residential real estate	8,554	10,746	391
Consumer and other	36	36	11
Total impaired loans	$13,147	$15,995	$1,169

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan portfolio for the years ended December 31, 2018, 2017 and 2016.

	2018		2017		2016
	Average	Interest	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized	Investment	Recognized
Commercial	$2,455	$78	$3,211	$46	$2,605	$23
Commercial real estate:
Real estate - commercial non-owner occupied	890	46	1,548	46	2,013	47
Real estate - commercial owner- occupied	—	—	670	2	1,281	25
Residential real estate:
Real estate - residential - ITIN	7,198	170	7,961	162	8,939	165
Real estate - residential - 1-4 family mortgage	218	—	1,019	—	1,788	—
Real estate - residential - equity lines	415	20	1,104	19	1,535	26
Consumer and other	31	—	72	—	162	—
Total	$11,207	$314	$15,585	$275	$18,323	$286

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

Troubled Debt Restructurings

At December 31, 2018 and December 31, 2017, impaired loans of $6.9 million and $7.3 million, respectively, were classified as performing restructured loans.

For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of December 31, 2018 and 2017, we had one restructured commercial line of credit in nonaccrual status that had $313 thousand and $33 thousand in available credit.

As of December 31, 2018, we had $9.6 million in troubled debt restructurings compared to $10.9 million as of December 31, 2017. As of December 31, 2018, we had 106 loans that qualified as troubled debt restructurings, of which all loans were performing according to their restructured terms. Troubled debt restructurings represented 1.01% of gross loans as of December 31, 2018, compared with 1.24% at December 31, 2017.

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

We do not have any newly restructured loans or modifications for the year ended December 31, 2018. The following tables present the period ended balances of newly restructured loans and the types of modifications that occurred during the years ended December 31, 2017 and 2016

	For The Year Ended December 31, 2017
			Rate &
(Amounts in thousands)	Rate &	Principal	Payment		Payment
Troubled Debt Restructuring Modification Types	Maturity	Reduction	Deferral	Maturity	Deferral	Total
Residential real estate:
Real estate - residential - ITIN	$—	$—	$60	$—	$—	$60
Total	$—	$—	$60	$—	$—	$60

	For The Year Ended December 31, 2016
		Rate &
(Amounts in thousands)	Rate &	Payment	Principal		Payment
Troubled Debt Restructuring Modification Types	Maturity	Deferral	Reduction	Maturity	Deferral	Total
Commercial	$905	$—	$—	$1,120	$—	$2,025
Residential real estate:
Real estate - residential - ITIN	—	—	81	—	197	278
Real estate - residential - 1-4 family mortgage	144	—	—	—	—	144
Total	$1,049	$—	$81	$1,120	$197	$2,447

For the years ended December 31, 2017, and 2016, the tables below provide information regarding the number of loans where the contractual terms have been restructured.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

There were no loans modified as troubled debt restructuring during the 12 months ended December 31, 2018, 2017 and 2016, for which there was a subsequent payment default during the twelve months ended December 31, 2018, 2017 and 2016, respectively.

Performing and Nonperforming Loans

We define a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of original contractual principal and interest is likely. We define a nonperforming loan as an impaired loan, which may be on nonaccrual, or is 90 days past due and still accruing, or has been restructured and does not comply with its modified terms, and our ultimate collection of original contractual principal and interest is uncertain.

Performing and nonperforming loans, segregated by loan portfolio, are as follows at December 31, 2018 and 2017.

(Amounts in thousands)	December 31, 2018
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$134,584	$959	$135,543
Commercial real estate:
Real estate - construction and land development	22,563	—	22,563
Real estate - commercial non-owner occupied	433,160	548	433,708
Real estate - commercial owner occupied	204,622	—	204,622
Residential real estate:
Real estate - residential - ITIN	35,058	2,388	37,446
Real estate - residential - 1-4 family mortgage	34,181	185	34,366
Real estate - residential - equity lines	26,915	43	26,958
Consumer and other	51,022	23	51,045
Total	$942,105	$4,146	$946,251

(Amounts in thousands)	December 31, 2017
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$140,802	$1,603	$142,405
Commercial real estate:
Real estate - construction and land development	15,902	—	15,902
Real estate - commercial non-owner occupied	377,668	—	377,668
Real estate - commercial owner occupied	191,423	600	192,023
Residential real estate:
Real estate - residential - ITIN	38,279	2,909	41,188
Real estate - residential - 1-4 family mortgage	29,771	606	30,377
Real estate - residential - equity lines	30,302	45	30,347
Consumer and other	49,889	36	49,925
Total	$874,036	$5,799	$879,835

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes loans by internal risk grades and by loan class as of December 31, 2018, and December 31, 2017.

	December 31, 2018
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$118,643	$15,247	$—	$1,653	$—	$135,543
Commercial real estate:
Real estate - construction and land development	22,539	24	—	—	—	22,563
Real estate - commercial non-owner occupied	409,157	21,698	—	2,853	—	433,708
Real estate - commercial owner occupied	179,154	14,075	—	11,393	—	204,622
Residential real estate:
Real estate - residential - ITIN	31,805	—	—	5,641	—	37,446
Real estate - residential - 1-4 family mortgage	33,388	793	—	185	—	34,366
Real estate - residential - equity lines	25,336	1,313	—	309	—	26,958
Consumer and other	51,016	—	—	29	—	51,045
Total	$871,038	$53,150	$—	$22,063	$—	$946,251

	December 31, 2017
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$117,087	$22,213	$40	$3,065	$—	$142,405
Commercial real estate:
Real estate - construction and land development	14,762	—	1,140	—	—	15,902
Real estate - commercial non-owner occupied	364,230	9,160	2,900	1,378	—	377,668
Real estate - commercial owner occupied	171,005	15,198	3,907	1,913	—	192,023
Residential real estate:
Real estate - residential - ITIN	34,923	—	—	6,265	—	41,188
Real estate - residential - 1-4 family mortgage	28,981	791	—	605	—	30,377
Real estate - residential - equity lines	28,457	1,501	63	326	—	30,347
Consumer and other	49,887	—	2	36	—	49,925
Total	$809,332	$48,863	$8,052	$13,588	$—	$879,835

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $245 thousand at December 31, 2018.

Allowance for Loan and Lease Losses

The following tables below summarize the ALLL by portfolio for the years ended December 31, 2018, 2017 and 2016.

	As of December 31, 2018
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,397	$6,514	$1,169	$1,435	$410	$11,925
Charge-offs	(132)	—	(226)	(890)	—	(1,248)
Recoveries	865	—	435	315	—	1,615
Provision	(925)	602	(205)	496	32	—
Ending balance	$2,205	$7,116	$1,173	$1,356	$442	$12,292

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2017
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,747	$5,680	$1,716	$955	$446	$11,544
Charge-offs	(51)	—	(483)	(968)	—	(1,502)
Recoveries	512	27	178	216	—	933
Provision	(811)	807	(242)	1,232	(36)	950
Ending balance	$2,397	$6,514	$1,169	$1,435	$410	$11,925

	As of December 31, 2016
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,493	$5,784	$1,577	$770	$556	$11,180
Charge-offs	(1,106)	(37)	(829)	(812)	—	(2,784)
Recoveries	427	2,480	114	127	—	3,148
Provision	933	(2,547)	854	870	(110)	—
Ending balance	$2,747	$5,680	$1,716	$955	$446	$11,544

The following tables summarize the ALLL and the recorded investment in loans and leases as of December 31, 2018, 2017 and 2016.

	As of December 31, 2018
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$748	$209	$273	$7	$—	$1,237
Collectively evaluated for impairment	1,457	6,907	900	1,349	442	11,055
Total	2,205	7,116	1,173	1,356	442	12,292
Gross loans:
Individually evaluated for impairment	$2,183	$1,343	$7,463	$23	$—	$11,012
Collectively evaluated for impairment	133,360	659,550	91,307	51,022	—	935,239
Total gross loans	$135,543	$660,893	$98,770	$51,045	$—	$946,251

	As of December 31, 2017
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$690	$77	$391	$11	$—	$1,169
Collectively evaluated for impairment	1,707	6,437	778	1,424	410	10,756
Total	2,397	6,514	1,169	1,435	410	11,925
Gross loans:
Individually evaluated for impairment	$3,154	$1,403	$8,554	$36	$—	$13,147
Collectively evaluated for impairment	139,251	584,190	93,358	49,889	—	866,688
Total gross loans	$142,405	$585,593	$101,912	$49,925	$—	$879,835

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2016
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$641	$85	$721	$14	$—	$1,461
Collectively evaluated for impairment	2,106	5,595	995	941	446	10,083
Total	2,747	5,680	1,716	955	446	11,544
Gross loans:
Individually evaluated for impairment	$3,525	$3,125	$11,894	$250	$—	$18,794
Collectively evaluated for impairment	143,356	500,580	90,050	51,431	—	785,417
Total gross loans	$146,881	$503,705	$101,944	$51,681	$—	$804,211

The ALLL totaled $12.3 million or 1.30% of total gross loans at December 31, 2018 and $11.9 million or 1.36% at December 31, 2017. As of December 31, 2018 and December 31, 2017, we had commitments to extend credit of $235.8 million and $227.7 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at December 31, 2018 and 2017 was $695 thousand.

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

We believe that the ALLL was adequate as of December 31, 2018. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of December 31, 2018, 81% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2018, the unallocated allowance amount represented 4% of the ALLL, compared to 3% at December 31, 2017.

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

Since inception through December 31, 2018, we have paid aggregate cash totaling $137.3 million, and received aggregate cash repayments of $92.1 million for $45.2 million in net loans outstanding. The acquired loans were purchased without recourse or servicing rights and were recorded at fair value at the time of the purchase.

NOTE 7. PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2018 and 2017.

(Amounts in thousands)
Premises and Equipment	2018	2017
Land	$2,063	$2,063
Land improvements	241	241
Bank buildings	13,076	12,976
Furniture, fixtures and equipment	12,682	12,639
Software	1,624	1,634
Assets not yet placed in service	72	337
Total premises and equipment	29,758	29,890
Less: accumulated depreciation and amortization	(16,639)	(15,142)
Premises and equipment, net	$13,119	$14,748

We record depreciation expense on a straight-line basis for all depreciable assets. Depreciation expense totaled $1.7 million, $2.1 million, and $1.9 million, for the years ended December 31, 2018, 2017 and 2016, respectively. We have entered into a number of non-cancelable lease agreements with respect to various premises. See Note 15, Commitments and Contingencies in these Notes to Consolidated Financial Statements for more information regarding rental expense, rent income and minimum annual rental commitments under non-cancelable lease agreements.

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

The following table presents the changes in OREO for the years ended December 31, 2018, 2017, and 2016.

(Amounts in thousands)	Years Ended December 31,
OREO	2018	2017	2016
Balance at beginning of year	$35	$759	$1,423
Additions	140	1,071	189
Dispositions	(144)	(1,743)	(745)
Valuation adjustments	—	(52)	(108)
Total	$31	$35	$759

For the year ended December 31, 2018, we transferred five foreclosed properties in the amount of $140 thousand to OREO. During this period, we sold five properties with balances of $144 thousand for a net gain of $73 thousand. The December 31, 2018 OREO balance consists of one 1-4 family residential real estate property in the amount of $31 thousand.

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

As of December 31, 2018, we have recorded the following amounts related to the core deposit intangible.

(Amounts in thousands)	December 31,
Intangibles	2018
Gross carrying amount	$1,804
Accumulated amortization	(628)
Core deposit intangible, net	$1,176

The following table sets forth, as of December 31, 2018, the total estimated future amortization of intangible assets:

(Amounts in thousands)
For the year ended December 31,	Amount
2019	$225
2020	225
2021	225
2022	225
2023	225
2024 and thereafter	51
Total	$1,176

Goodwill is calculated as the amount of cash paid in excess of the fair value of the net assets acquired in the transaction. Goodwill is not amortized, but is annually reviewed for impairment. No impairment of goodwill was deemed necessary based on the 2018 annual review for impairment. For tax purposes, goodwill is being amortized over 15 years.

NOTE 10. OTHER ASSETS

Other assets consist of the following at December 31, 2018 and 2017.

(Amounts in thousands)	2018	2017
Federal Home Loan Bank of San Francisco stock	$5,892	$4,537
Qualified Zone Academy Bonds	4,740	4,740
Interest receivable	4,609	4,462
Investments in affordable housing partnerships	3,020	3,529
Prepaid expenses	1,075	1,132
Investment in CRA fund	1,036	1,011
Loan servicing receivables	625	643
SBA payments in process	411	179
Investment in Bank of Commerce Holdings Trust II	310	310
Other	767	129
Total	$22,485	$20,672

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11. INTEREST-BEARING DEPOSITS

The following table presents the major types of interest-bearing deposits at December 31, 2018 and 2017.

(Amounts in thousands)	As of December 31,
Interest-bearing deposits	2018	2017
Demand - interest-bearing	$252,202	$260,221
Money market accounts	265,093	236,769
Savings accounts	114,840	110,837
Certificates of deposit, less than $250,000	96,510	130,681
Certificates of deposit, $250,000 and over	55,872	58,574
Total interest-bearing deposits	$784,517	$797,082

The following table presents interest expense for the major types of interest-bearing deposits for the years ended December 31, 2018, 2017 and 2016.

(Amounts in thousands)	For the year ended December 31,
Deposit Interest Expense	2018	2017	2016
Demand - interest-bearing	$414	$274	$201
Money market accounts	646	470	322
Savings accounts	288	200	174
Certificates of deposit, less than $250,000	1,100	1,429	1,537
Certificates of deposit, $250,000 and over	810	759	642
Total interest-bearing deposits	$3,258	$3,132	$2,876

The following table presents the scheduled maturities of all certificates of deposit as of December 31, 2018.

(Amounts in thousands)
Amounts due in:
2019	$83,928
2020	28,912
2021	26,419
2022	9,676
2023	3,422
Thereafter	25
Total certificates of deposit	$152,382

The following table presents the scheduled maturities of certificates of deposit of $250 thousand or more as of December 31, 2018.

(Amounts in thousands)
Amounts due in:
Three months or less	$9,144
Over three months through six months	5,405
Over six months through twelve months	5,583
Over twelve months	35,740
Total certificates of deposit of $250 thousand or more	$55,872

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12. TERM DEBT

Term debt at December 31, 2018 and 2017 consisted of the following.

(Amounts in thousands)	2018	2017
Senior debt	$3,496	$7,096
Unamortized debt issuance costs	(2)	(6)
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	(89)	(132)
Net term debt	$13,405	$16,958

Future contractual maturities of term debt at December 31, 2018 are as follows.

(Amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Senior debt	$1,000	$2,496	$—	$—	$—	$—	$3,496
Subordinated debt	—	—	—	—	—	10,000	10,000
Total future maturities	$1,000	$2,496	$—	$—	$—	$10,000	$13,496

Federal Home Loan Bank of San Francisco Borrowings

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $395.5 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate secured loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and certain pledged securities held in the Bank’s investment securities portfolio.

The Bank had no borrowings outstanding under secured lines of credit from the Federal Home Loan Bank of San Francisco at December 31, 2018 and December 31, 2017. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the year ended December 31, 2018 and year ended December 31, 2017 was $22.5 million and $302 thousand respectively. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco at any month end during the year ended December 31, 2018 and year ended December 31, 2017 was $70.0 million and $10.0 million respectively.

As of December 31, 2018, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $5.9 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

We have pledged $449.5 million of our commercial real estate and residential real estate loans as collateral for the line of credit with the Federal Home Loan Bank of San Francisco. As of December 31, 2018, we also pledged $30.9 million in securities to the Federal Home Loan Bank of San Francisco.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Federal Funds

We have entered into nonbinding federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $35.0 million at December 31, 2018 and had interest rates ranging from 2.64% to 3.28%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually. At December 31, 2018 and 2017, we had no outstanding federal funds purchased balances and no outstanding advances on any of the Bank’s lines of credit.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $17.3 million subject to collateral requirements, namely the amount of certain pledged loans.

NOTE 13. JUNIOR SUBORDINATED DEBENTURES

The Company has one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. The following table presents information about the Trust as of December 31, 2018 and 2017.

Trust Name	Issue Date	Issued Amount	Rate	Effective Rate	Maturity Date	Redemption Date
Bank of Commerce Holdings Trust II	July 29, 2005	$10,310	Floating (2)	(1)	September 15, 2035	(3)
(1) Effective rate as of December 31, 2018 and 2017 of 4.37% and 3.17%, respectively.
(2) Contractual interest rate of junior subordinated debentures based on three month LIBOR plus 1.58% adjusted quarterly.
(3) Redeemable at the Company’s option on any March 15, June 15, September 15, or December 15.

The $10.3 million of junior subordinated debentures issued to Trust II as of December 31, 2018 and 2017, are reflected in the Consolidated Balance Sheets. The common stock issued by Trust II in the amount of $310 thousand is recorded in Other Assets in the Consolidated Balance Sheets, at December 31, 2018 and 2017. All of the debentures issued to Trust II, less the common stock of Trust II, qualified as Tier 1 capital as of December 31, 2018 and 2017, under guidance issued by the Federal Reserve Board.

NOTE 14. OTHER LIABILITIES

Other liabilities consist of the following at December 31, 2018 and 2017.

(Amounts in thousands)	2018	2017
Deferred compensation – directors fees	$3,846	$3,823
Salary continuation	3,462	3,387
Severance payable	760	790
Accrued employee incentives	1,522	1,170
Reserve for unfunded commitments	695	695
Dividend payable on common stock	651	486
Delayed equity contributions - affordable housing tax credit partnerships	343	361
Deferred income	283	315
Other loan servicing liabilities	188	235
Other	1,602	895
Total	$13,352	$12,157

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth rent expense and rent income for the years ended December 31, 2018 and 2017.

	December 31,
(Amounts in thousands)	2018	2017	2016
Rent income(1)	$—	$46	$78
Rent expense	922	841	707
Net rent expense	$922	$795	$629
(1) Rental income is derived from OREO properties

The following table sets forth, as of December 31, 2018, the future minimum lease payments under non-cancelable operating leases

(Amounts in thousands)
Amounts due in:
2019	$866
2020	884
2021	899
2022	807
2023	335
Thereafter	1,032
Total	$4,823

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

The following table presents a summary of our commitments and contingent liabilities at December 31.

(Amounts in thousands)	2018	2017
Commitments to extend credit	$223,882	$217,714
Standby letters of credit	8,548	6,692
Affordable housing grants	3,338	3,338
Total commitments and contingent liabilities	$235,768	$227,744

We were not required to perform on any financial guarantees for the years ended December 31, 2018 and 2017. At December 31, 2018, approximately $8.4 million of standby letters of credit expire within one year, and $118 thousand expire thereafter.

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at December 31, 2018 and 2017. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

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

Legal Proceedings

We are involved in various pending and threatened legal actions arising in the ordinary course of business and if necessary, we maintain reserves for losses from legal actions, which are both probable and estimable. In our opinion, the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Concentrations of Credit Risk

We grant many loans collateralized by real estate. In our judgment, a concentration exists in real estate related loans, which represented approximately 81% and 77% of our gross loan portfolio at December 31, 2018 and December 31, 2017, respectively. We underwrite real estate loans in accordance with loan policies that set underwriting criteria, including property types, loan-to-value limits and minimum debt service coverage ratios. We employ a variety of real estate concentration risk management tools including monitoring of limits on concentration levels, limits by property type and geography, annual property reviews including site visits and portfolio stress testing.

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

NOTE 16. EMPLOYEE BENEFITS AND RETIREMENT PLANS

Profit sharing plan – In 1985, we adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. We made matching contributions aggregating $549 thousand, $494 thousand, and $457 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. No discretionary contributions were made over the three year reporting period.

Salary continuation plan – In April of 2001, the Board of Directors approved the implementation of the Supplemental Executive Retirement Plan (SERP), which is a non-qualified executive benefit plan under which we agree to pay certain executives covered by the SERP plan additional benefits in the future in return for continued satisfactory performance.

Benefits under the salary continuation plan differ by participating executive and include a benefit generally payable commencing upon a designated retirement date for a fixed period of ten years, disability or termination of employment, and a death benefit for the participants’ designated beneficiaries. Whole life insurance policies were purchased as an investment to provide for our contractual obligation to pay pre-retirement death benefits and to recover our cost of providing benefits. The executive is the insured under the policy, while we are the owner and beneficiary.

The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment date. The amount of accrued benefits approximates the present value of the benefits expected to be provided at retirement. Compensation expense under the salary continuation plan totaled $532 thousand, $577 thousand, and $551 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, and 2017, the vested benefit payable was $3.5 million and $3.4 million, respectively. We use the FTSE Pension Liability Index as a guideline to establish the discount rate used to present value the benefits under the salary continuation plan.

Directors deferred fee compensation – On December 19, 2013, the Board of Directors adopted a Directors Deferred Compensation Plan, which was amended and restated on February 20, 2018, (the “2013 Plan”) to replace the Directors Deferred Compensation Plan dated January 1, 1993 as amended (the “1993 Plan”). Both plans allow the eligible Director to voluntarily elect to defer some or all of his or her current fees in exchange for the Company’s promise to pay a deferred benefit. The deferred fees are credited with interest and the accrued liability is paid to the Director at retirement. Directors must stop the deferral of compensation once their total deferred benefit reaches $500 thousand.

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

Deferred compensation expense recorded in other noninterest expense totaled $309 thousand, $292 thousand, and $281 thousand for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, and 2017, the vested benefit payable recorded in Other Liabilities in the Consolidated Balance Sheets was $3.8 million.

NOTE 17. SHAREHOLDERS’ EQUITY AND STOCK PLANS

On January 31, 2019 we issued 1,834,142 shares of common stock, and paid $15.3 million in cash as part of our acquisition of Merchants Holding Company (“Merchants”). Merchants shareholders now hold, in the aggregate, approximately 10% of our outstanding common stock. The acquisition added $85.3 million in loans, $190.2 million in deposits and $107.4 million in investment securities after fair value adjustments to our bank as of January 31, 2019. See Note 23 Acquisition in these Notes to Consolidated Financial Statements for additional information on the acquisition

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

On May 10, 2017, we completed the sale of 2,738,096 shares of our common stock at a public offering price of $10.50 and received net proceeds of $26.8 million. These proceeds were used to fund our acquisition of Merchants Holding Company and to repay certain borrowings.

Stock Plans – The 2008 Stock Option Plan was approved by the Holding Company’s shareholders on May 15, 2007 (“the Plan”). The Plan was amended and restated by the 2010 Equity Incentive Plan which was approved by the Holding Company’s shareholders on May 18, 2010. A further  amendment and restatement of the Plan was approved by the Holding Company’s shareholders on May 15, 2012. The Plan provides for equity awards including stock options, restricted stock and restricted stock units which may constitute incentive stock options (“ISO”) under Section 422(a) of the Internal Revenue Code of 1986, as amended, or non-statutory stock options (“NSO”) to key personnel of the Company, including Directors. The Plan provides that ISO and NSO under the Plan may not be granted at less than 100% of fair market value of the Holding Company’s common stock on the date of the grant. Vesting may be accelerated in case of an option holder’s death, disability, and retirement or in case of a change of control. At December 31, 2018, approximately 152 thousand common shares were available for future grants under the Plan.

We recognized $46 thousand in tax benefits from vesting of restricted stock and $216 thousand in proceeds from stock options exercised during the year ended December 31, 2018. Proceeds from stock options exercised were $245 thousand and $10 thousand for the years ended December 31, 2017 and 2016, respectively.

Stock Option Activity

There were no new stock options awarded during the three years ended December 31, 2018. The following tables summarize information about stock option activity for the years ended December 31, 2018, 2017 and 2016.

		Weighted		Weighted
		Average	Aggregate	Average
	Number	Exercise	Intrinsic	Remaining
	of Shares	Price	Value	Contractual Term
Options outstanding December 31, 2016	188,900	$5.08	$834,625	5.66
Exercised	(51,900)	$4.73	$245,450	4.42
Forfeited	(2,500)	$4.05	$ n/a	n/a
Options outstanding December 31, 2017	134,500	$5.24	$704,350	4.76
Exercised	(37,100)	$5.82	$215,685	2.96
Forfeited	—	$—	$ n/a	n/a
Options outstanding December 31, 2018	97,400	$5.02	$488,665	4.11

Exercisable at December 31, 2018	93,400	$4.98	$465,345	4.03

	For the Years Ended December 31,
(Amounts in thousands, except per share information)	2018	2017	2016
Stock option expense	$8	$23	$24

	At December 31,
	2018	2017	2016
Unrecognized compensation costs related to non-vested stock option payments	$—	$17	$29
Number of exercisable shares	93	119	157

Stock options vest at 20% per year from the date of the grant. The unrecognized compensation costs are expected to be recognized over a weighted average period of two years.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock Activity

The following tables summarize information about unvested restricted shares and restricted shares granted for the years ended December 31, 2018, 2017 and 2016.

		Weighted		Weighted
		Average	Aggregate	Average
	Number	Grant	Intrinsic	Remaining
	of Shares	Price	Value	Contractual Term
Unvested restricted shares December 31, 2016	67,180	$5.84	$638,210	1.38
Granted	45,070	$10.35	$466,328	1.32
Vested	(37,761)	$5.79	$218,600	n/a
Unvested restricted shares December 31, 2017	74,489	$8.60	$640,255	1.03
Granted	29,913	$11.50	$344,000	1.07
Vested	(37,634)	$7.53	$283,433	n/a
Unvested restricted shares December 31, 2018	66,768	$10.50	$700,820	0.97

	For the Years Ended December 31,
(Amounts in thousands, except per share information)	2018	2017	2016
Restricted stock compensation expense	$185	$196	$215
Restricted stock awards weighted average grant date fair value per share	$11.50	$10.35	$5.74

	At December 31,
	2018	2017	2016
Unrecognized compensation costs related to non-vested restricted stock payments	$470	$414	$205

Restricted shares vest over a three to five year service period. Unvested restricted shares have no dividend or voting rights. The unrecognized compensation costs are expected to be recognized over a weighted average period of two years.

Stock Grant Activity

The following tables summarize information about shares granted as employee compensation for the years ended December 31, 2018 and 2017.

		Weighted	Stock
		Average	Grant
	Number	Grant	Compensation
	of Shares	Price	Expense
Shares granted during the year ended December 31, 2018	4,653	$11.50	$53,510
Shares granted during the year ended December 31, 2017	4,868	$10.05	$48,923

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings. The holders of unvested restricted stock awards are not entitled to dividends on unvested shares. On December 19, 2018, we declared a cash dividend of $0.04 per share, payable on January 11, 2019 to shareholders of record at the close of business on January 2, 2019.

	For the Years Ended December 31,
(Amounts in thousands, except per share information)	2018	2017	2016
Cash dividends paid to common shareholders	$2,274	$1,776	$1,603
Cash dividends paid per common share	$0.14	$0.12	$0.12

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18. REGULATORY CAPITAL

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

On July 2, 2013, the federal banking agencies substantially amended the regulatory risk-based capital rules applicable to the Holding Company and the Bank. Effective January 1, 2015 the new rules created “Common equity tier 1,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition; The required minimum risk-based capital ratio for Common equity tier 1 is 4.5 percent and with a 2.5 percent capital conservation buffer. The capital conservation buffer of 2.5 percent was phased in between 2016 and 2019.

The new capital rules required the Bank to meet the capital conservation buffer requirement by 2019 in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. These new capital rules also change the risk-weights of certain assets for purposes of the risk-based capital ratios and phase out certain instruments as qualifying capital.

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy, require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table as defined in the regulations. Management believes as of December 31, 2018 that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Crapo Bill, signed into law in May 2018, simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion and instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% and 10%. On November 21, 2018, the FDIC published a proposed Community Bank Leverage Ratio of 9%. Any qualifying depository institution or its holding company that exceeds the Community Bank Leverage Ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and considered to be “well capitalized” under the prompt corrective action rules discussed above. It is difficult at this time to predict when or how the new standards under the Crapo Bill will ultimately be applied to us or what specific impact the Crapo Bill (and any implementing rules and regulations) will have on community banks.

As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital rating category.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The Holding Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017 are presented in the following table.

			Well		Minimum		Applicable	Minimum Capital
			Capitalized		Capital		Capital	Ratio plus Capital
	Capital	Actual	Requirement		Requirement		Conservation	Conservation Buffer
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Buffer	Amount	Ratio
At December 31, 2018:
Company
Common equity tier 1 capital ratio	$139,488	12.79%	n/a	n/a	$49,072	4.50%	1.875%	$69,519	6.375%
Tier 1 capital ratio	$149,488	13.71%	n/a	n/a	$65,429	6.00%	1.875%	$85,876	7.875%
Total capital ratio	$172,475	15.82%	n/a	n/a	$87,239	8.00%	1.875%	$107,686	9.875%
Tier 1 leverage ratio	$149,488	11.21%	n/a	n/a	$53,079	4.00%	n/a	$53,079	4.000%
Bank
Common equity tier 1 capital ratio	$144,245	13.23%	$70,856	6.50%	$49,054	4.50%	1.875%	$69,493	6.375%
Tier 1 capital ratio	$144,245	13.23%	$87,207	8.00%	$65,405	6.00%	1.875%	$85,844	7.875%
Total capital ratio	$157,232	14.42%	$109,009	10.00%	$87,207	8.00%	1.875%	$107,646	9.875%
Tier 1 leverage ratio	$144,245	10.81%	$66,712	5.00%	$53,369	4.00%	n/a	$53,369	4.000%

At December 31, 2017:
Company
Common equity tier 1 capital ratio	$125,745	12.26%	n/a	n/a	$46,169	4.50%	1.25%	$58,994	5.750%
Tier 1 capital ratio	$135,745	13.23%	n/a	n/a	$61,559	6.00%	1.25%	$74,384	7.250%
Total capital ratio	$158,365	15.44%	n/a	n/a	$82,079	8.00%	1.25%	$94,903	9.250%
Tier 1 leverage ratio	$135,745	10.86%	n/a	n/a	$50,008	4.00%	n/a	$50,008	4.000%
Bank
Common equity tier 1 capital ratio	$129,139	12.58%	$66,703	6.50%	$46,179	4.50%	1.25%	$59,006	5.750%
Tier 1 capital ratio	$129,139	12.58%	$82,096	8.00%	$61,572	6.00%	1.25%	$74,399	7.250%
Total capital ratio	$141,760	13.81%	$102,620	10.00%	$82,096	8.00%	1.25%	$94,923	9.250%
Tier 1 leverage ratio	$129,139	10.33%	$62,486	5.00%	$49,989	4.00%	n/a	$49,989	4.000%

Our principal source of cash is dividends received from the Bank, which are subject to government regulation and limitations on the Bank’s ability to pay dividends. We also have trust preferred securities, senior debt and subordinated debt agreements with provisions that may impact our ability to pay dividends on our common stock to our common shareholders.

NOTE 19. DERIVATIVES

During March of 2016, we paid off a $75.0 million Federal Home Loan Bank of San Francisco borrowing (the “hedged instrument”) and terminated all of our interest rate swaps (active and forward starting). Prior to the time of termination, a $2.3 million unrealized pretax loss on swaps was carried in Other Liabilities in our Consolidated Balance Sheets. At termination, we immediately reclassified the loss to noninterest expense.

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

Classification of the gain or loss in the Consolidated Statements of Income upon release from accumulated other comprehensive income (loss) is the same as that of the underlying exposure. We discontinue the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate. When we discontinue hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value that were recorded in accumulated other comprehensive loss are recognized immediately in earnings.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the losses recorded during the years ended December 31, 2016 and their locations within the Consolidated Statements of Income.

(Amounts in thousands)
Description	Consolidated Statement of Operations	2016
Interest rate swap (1)	Interest on term debt	$396
Forward starting interest rate swap - terminated (2)	Other noninterest expense	2,325
Total		$2,721

(1) Losses represent tax effected amounts reclassified from accumulated other comprehensive loss pertaining to net settlement recorded during the period on active interest rate swaps.
(2) Losses represent tax effected amounts reclassified from accumulated other comprehensive loss pertaining to the terminated active and forward starting interest rate swaps.

The losses on all derivative instruments (active and forward starting interest rate swaps) designated as cash flow hedges recorded in accumulated other comprehensive loss and reclassified into earnings during the year ended December 31, 2016 was $1.6 million, net of tax.

NOTE 20. FAIR VALUES

The following table presents estimated fair values of our financial instruments as of December 31, 2018 and 2017, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as bank-owned life insurance policies. The prior period fair values for loans disclosed are not determined in a manner consistent with the current period fair values disclosed because of a change in the methodology due to the adoption of ASU 2016-01 as described in Note 2 Summary of Significant Accounting Policies in these Notes to Consolidated Financial Statements.

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2018	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$47,365	$47,365	$—	$—
Securities available-for-sale	$256,928	$—	$256,928	$—
Net loans	$935,886	$—	$—	$936,697
Federal Home Loan Bank of San Francisco stock	$5,892	$5,892	$—	$—
Financial liabilities
Deposits	$1,131,716	$—	$1,129,795	$—
Term Debt	$13,405	$—	$13,323	$—
Junior subordinated debenture	$10,310	$—	$14,183	$—

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2017	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$66,970	$66,970	$—	$—
Securities available-for-sale	$266,943	$—	$266,943	$—
Net loans	$869,620	$—	$—	$873,660
Federal Home Loan Bank of San Francisco stock	$4,536	$4,536	$—	$—
Financial liabilities
Deposits	$1,102,732	$—	$1,101,523	$—
Term Debt	$16,958	$—	$16,918	$—
Junior subordinated debenture	$10,310	$—	$10,206	$—

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of December 31, 2018 and December 31, 2017.

(Amounts in thousands)	Fair Value at December 31, 2018
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$40,087	$—	$40,087	$—
Obligations of states and political subdivisions	50,530	—	50,530	—
Residential mortgage-backed securities and collateralized mortgage obligations	138,503	—	138,503	—
Corporate securities	2,922	—	2,922	—
Commercial mortgage-backed securities	24,762	—	24,762	—
Other investment securities	124	—	124	—
Total assets measured at fair value	$256,928	$—	$256,928	$—

(Amounts in thousands)	Fair Value at December 31, 2017
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$40,369	$—	$40,369	$—
Obligations of states and political subdivisions	78,844	—	78,844	—
Residential mortgage-backed securities and collateralized mortgage obligations	114,592	—	114,592	—
Corporate securities	4,992	—	4,992	—
Commercial mortgage-backed securities	26,641	—	26,641	—
Other investment securities	1,505	—	1,505	—
Total assets measured at fair value	$266,943	$—	$266,943	$—

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

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2018 or 2017.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables present information about our assets and liabilities at December 31, 2018 and December 31, 2017 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at December 31, 2018
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Other real estate owned	$31	$—	$—	$31
Total assets measured at fair value	$31	$—	$—	$31

(Amounts in thousands)	Fair Value at December 31, 2017
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$60	$—	$—	$60
Other real estate owned	35	—	—	35
Total assets measured at fair value	$95	$—	$—	$95

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2018, 2017 and 2016 related to assets outstanding at December 31, 2018, 2017, and 2016.

(Amounts in thousands)	December 31,
Fair value adjustments	2018	2017	2016
Collateral dependent impaired loans	$—	$20	$1,183
Other real estate owned	21	38	77
Total	$21	$58	$1,260

For the year ended December 31, 2018, one property is included in the OREO balance with an aggregate carrying value of $52 thousand that was written down to fair value of $31 thousand, resulting in a $21 thousand adjustment to ALLL.

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

The OREO amount above represents impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. OREO fair values are adjusted for estimated selling costs that are based off the adjusted fair value are 42% for the remaining properties in OREO. We record OREO as a nonrecurring Level 3 fair value.

Limitations

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 21. INCOME TAXES

The following table presents components of income tax expense included in the Consolidated Statements of Income for each of the past three years.

(Amounts in thousands)	Current	Deferred	Total
Year ended December 31, 2018:
Federal	$773	$292	$1,065
State	1,733	303	2,036
Affordable housing partnership amortization	528	—	528
	$3,034	$595	$3,629
Year ended December 31, 2017:
Federal	$2,005	$2,837	$4,842
State	1,474	(76)	1,398
Affordable housing partnership amortization	688	—	688
	$4,167	$2,761	$6,928
Year ended December 31, 2016:
Federal	$283	$409	$692
State	582	86	668
Affordable housing partnership amortization	598	—	598
Total	$1,463	$495	$1,958

Our effective tax rate is calculated as our provision for income taxes divided by income before provision for income taxes. Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21% for 2018 and 34% for 2017 and 2016 to income before income taxes.

The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2018, 2017, and 2016.

	2018	2017	2016
Income tax at the federal statutory rate	21.0%	34.0%	34.0%
Deferred tax asset write-down	—%	17.5%	5.0%
State franchise tax, net of federal tax benefit	8.3%	6.5%	6.1%
Amortization of affordable housing credit partnerships	2.7%	4.8%	8.1%
Officer life insurance	(0.6%)	(2.5%)	(2.9%)
Tax-exempt interest	(1.8%)	(5.2%)	(10.9%)
Affordable housing credits and benefits	(3.8%)	(5.7%)	(11.7%)
Accelerated depreciation - cost segregation study	(2.5%)	—%	—%
Reversal of uncertain tax position	(5.1%)	—%	—%
Other	0.5%	(0.8%)	(0.7%)
Effective Tax Rate	18.7%	48.5%	27.1%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset as of December 31, 2018 and 2017.

(Amounts in thousands)	2018	2017
Deferred tax assets:
Allowance for loan and lease losses	$3,634	$3,526
Deferred compensation plan and salary continuation plan	2,385	2,365
State franchise tax	474	291
Acquisition costs	274	274
Net unrealized loss on securities available-for-sale	1,262	134
Interest received on non-accrual loans	86	105
Other	403	484
Total deferred tax assets	8,518	7,179

Deferred tax liabilities:
Deferred loan origination costs and fees	(579)	(619)
Basis difference in fixed assets	(874)	—
Other	(26)	(55)
Total deferred tax liabilities	(1,479)	(674)

Net deferred tax asset	$7,039	$6,505

We are not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $8.5 million and $7.2 million at December 31, 2018 and 2017, respectively will be realized principally through future reversals of existing taxable temporary differences. We further believe that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through the reversal of future temporary taxable differences.

We have investments in Qualified Zone Academy Bonds (“QZAB”) of $4.7 million at December 31, 2018 and 2017 recorded in Other Assets in the Consolidated Balance Sheets. We also have investments in QZAB of $1.0 million at December 31, 2018 and 2017 recorded in Securities available-for-sale in the Consolidated Balance Sheets. The investments provide funds for capital improvements at local schools and are repaid at maturity in 2031, 2033 and 2046. In exchange for the investment we receive a federal tax credit at a rate determined at the settlement of the investment by the US Treasury. We account for the benefit for these tax credit investments using the deferred cost reduction method.

For the years ended December 31, 2018 and 2017, we expect to carryforward a California capital loss in the amount of $53 thousand which will expire in 2020.

See Note 22 Qualified Affordable Housing Partnership Investments in these Notes to Consolidated Financial Statements, for further details on our affordable housing project investments.

We have no unrecognized tax benefits at December 31, 2018 compared to $988 thousand at December 31, 2017.

We file income tax returns in the U.S. federal jurisdiction, and the State of California. Income tax returns filed are subject to examination by the U.S. federal, state, and local income tax authorities. While no income tax returns are currently being examined, we are no longer subject to tax examination by tax authorities for years prior to fiscal year 2015 for federal tax returns and fiscal year 2014 for state and local tax returns.

During 2018, we completed a cost segregation study and a tangible property review, to shorten the depreciable lives of certain assets and accelerate the tax depreciation deduction on our 2017 federal income tax return. As a result, we recorded a benefit to our 2018 book provision for income taxes of $484 thousand.

In September of 2016, we filed amended federal and state tax returns for tax years 2011, 2012, 2013, and 2014. The amendments were filed to properly recognize tax events in years 2011 and 2013 that were improperly recognized in years 2011 through 2014. The IRS rejected the 2011 amended tax return citing the statute for assessment had expired. Accordingly, $988 thousand of taxes due to the taxing authorities pursuant to the 2011 amended federal tax return was returned to us. The statute of limitations on the 2014 amended federal tax return passed in 2018 and we reversed our uncertain tax position and recognized the $988 thousand benefit in our provision for income taxes.

The following table presents our uncertain tax position at December 31, 2018 and 2017.

(Amounts in thousands)	2018	2017
Balance, beginning of period	$988	$988
Tax positions resolved during the year	(988)	—
Balance, end of period	$—	$988

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 22. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

Our investments in Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”) and deductible operating losses totaled $3.0 million at December 31, 2018. These investments are recorded in Other Assets with a corresponding funding obligation of $343 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. We have invested in four separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18-year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 3% and 5%. over the life of the investment. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

The following table presents our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2018 and 2017. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the years ended December 31, 2018 and 2017.

	At December 31, 2018			For the year ended December 31, 2018
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,022	$28	$200	$179	$21
WNC Institutional Tax Credit Fund 38, L.P.	1,000	489	—	126	100	26
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,270	315	226	206	20
California Affordable Housing Fund	2,454	239	—	31	43	(12)
Total	$7,954	$3,020	$343	$583	$528	$55

	At December 31, 2017			For the year ended December 31, 2017
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,182	$20	$227	$179	$48
WNC Institutional Tax Credit Fund 38, L.P.	1,000	589	—	131	108	23
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,476	341	252	237	15
California Affordable Housing Fund	2,454	282	—	171	164	7
Total	$7,954	$3,529	$361	$781	$688	$93

The following table presents our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended December 31,
	2018		2017		2016
(Amounts in thousands)	Generated	Tax Benefits from	Generated	Tax Benefits from	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$170	$30	$176	$51	$184	$54
WNC Institutional Tax Credit Fund 38, L.P.	111	15	114	17	107	36
Merritt Community Capital Corporation Fund XV, L.P.	192	34	200	52	206	60
California Affordable Housing Fund	5	26	126	45	158	47
Total	$478	$105	$616	$165	$655	$197

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Our generated tax credits and benefits were partially offset by the amortization of the principal investment balances of $528 thousand, $688 thousand and $598 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table reflects the anticipated net income tax benefit at December 31, 2018, that is expected to be recognized over the remaining lives of the investments and has been updated to reflect the lower tax rate in the Tax Cuts and Jobs Act enacted on December 22, 2017.

(Amounts in thousands)
Qualified Affordable Housing Partnerships:	Raymond James	WNC Institutional	Merritt Community	California	Total
Anticipated income tax benefit, net less	California Housing	Tax Credit	Capital Corporation	Affordable Housing	Income Tax
amortization of investments	Opportunities Fund II	Fund 38, L.P.	Fund XV, L.P	Fund	Benefit, Net
2019	$19	$17	$4	$(14)	$26
2020	19	17	4	(14)	26
2021	19	16	4	(14)	25
2022	19	14	3	(13)	23
2023 and thereafter	32	27	6	(31)	34
Total	$108	$91	$21	$(86)	$134

NOTE 23. ACQUISITION

On January 31, 2019 we completed the acquisition of Merchants Holding Company (“Merchants”), to extend our presence in the Sacramento marketplace. Merchants, headquartered in Sacramento, California, was the parent company of The Merchants National Bank of Sacramento (“Merchants Bank”), a 97-year-old bank with approximately $211.7 million in assets as of January 31, 2019. Merchants Bank operated one full service branch and one limited service branch in the Sacramento metropolitan area.

We paid $15.3 million in cash and issued 1,834,142 shares of common stock to Merchants shareholders who now hold, in the aggregate, approximately 10% of our outstanding common stock. One former member of the Merchants board now serves on our board of directors. The acquisition added $85.3 million in loans, $190.2 million in deposits and $107.4 million in investment securities after fair value adjustments to our bank as of January 31, 2019.

The acquisition of Merchants constituted a business combination and has been accounted for using the acquisition method of accounting. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. Due to the timing of the acquisition, fair values related to loans, deferred tax assets, other assets and other liabilities are preliminary and subject to refinement as additional information regarding the closing date fair values becomes available. The Bank engaged third party specialists to assist in valuing certain assets, including investment securities, loans, real estate and the core deposit intangible that resulted from the acquisition. The acquisition was treated as a "reorganization" within the definition of section 368(a) of the Internal Revenue Code and is generally considered tax-free for U.S. federal income tax purposes.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The acquisition of Merchants constituted a business combination and has been accounted for using the acquisition method of accounting. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. Due to the timing of the acquisition, fair values related to loans, deferred tax assets, other assets and other liabilities are preliminary and subject to refinement as additional information regarding the closing date fair values becomes available. The Bank engaged third party specialists to assist in valuing certain assets, including investment securities, loans, real estate and the core deposit intangible that resulted from the acquisition. The acquisition was treated as a "reorganization" within the definition of section 368(a) of the Internal Revenue Code and is generally considered tax-free for U.S. federal income tax purposes.

The preliminary calculation of goodwill recorded during the first quarter of 2019 is detailed below.

		Preliminary
	As Recorded by	Fair Value and Other Acquisition
	Merchants	Related	As Recorded by
(Amounts in thousands)	Holding Company	Adjustments	the Company
Consideration paid:
Cash			$15,300
Stock 1,834,142 shares at $10.69 per share			19,607
Total consideration			$34,907

Assets acquired:
Cash and fed funds sold	$12,425	$—	$12,425
Investment securities	107,931	(551)	107,380
Loans, gross	87,570	(2,292)	85,278
Allowance for loan and lease losses	(1,286)	1,286	—
Interest receivable	688	—	688
Premises and equipment, net	378	1,856	2,234
Deferred tax asset, net	1,374	(1,287)	87
Federal Home Loan Bank of San Francisco stock	1,454	—	1,454
Life insurance	755	—	755
Other assets	371	(10)	361
Core deposit intangible	—	4,353	4,353
Total assets acquired	$211,660	$3,355	$215,015

Liabilities assumed:
Demand and savings deposits	$152,213	$—	$152,213
Certificates of deposit	38,003	—	38,003
Total deposits	190,216	—	190,216
Other liabilities	916	15	931
Total liabilities assumed	$191,132	$15	$191,147
Net identifiable assets acquired over liabilities assumed	$20,528	$3,340	$23,868
Goodwill			$11,039

Goodwill

As a result of the Merchants acquisition, we have recorded a provisional amount of goodwill totaling $11.0 million, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. The goodwill recorded is preliminary and subject to refinement as additional information regarding the closing date fair values becomes available. We are in the process of obtaining and reviewing valuation reports for the acquired loans and completing the final federal and state income tax returns for Merchants. We also expect that there may be additional fair value adjustments to the other assets and other liabilities as work to finalize the entries to record the transaction. Goodwill is amortized over 15 years for tax purposes.

Goodwill reflects the expected value of Merchants reputation in the community, stable customer base and expected synergies created through the combined operations with our company.

The following is a description of the methods used to determine the fair values of significant assets and liabilities whose fair values are different from their carrying amounts on Merchants' books at acquisition date presented above.

Investment Securities

Fair values for securities were obtained from an independent pricing service and are based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market, other inputs that are observable in the market or a discounted cash flow model.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Loans

We engaged a third party to assist us in determining the fair values for the loans acquired from Merchants based upon the present values of the expected cash flows and market-derived discount rates. There were no loans acquired with evidence of deterioration of credit quality since origination for which we believe it is probable that we will be unable to collect all contractually required payments receivable. The amounts recognized for loans have been determined only provisionally. Due to the timing of the transaction, we are still in the process of evaluating the fair value of the acquired loans.

Premises and Equipment

We engaged an independent licensed appraiser to determine the fair value of the acquired branch located in Sacramento. The fair value of tangible personal property was not material.

Deferred Tax Assets

The deferred income tax assets are recorded to reflect the differences in the carrying values of the acquired assets and liabilities for financial reporting purposes and the basis for federal income tax purposes at the company’s statutory federal and state income tax rate. The amounts recognized for deferred tax assets have been determined only provisionally, and will not be finalized until the 2018 and 2019 tax returns for Merchants have been completed..

Core Deposit Intangible

We recorded a core deposit intangible asset of $4.4 million for the deposits acquired in the Merchants acquisition during the first quarter of 2019. The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It was calculated as the present value of the difference in cash flows between maintaining the core deposits (interest and net maintenance costs) and the cost of an equal amount of funds with a similar term from an alternative source. The core deposit intangible is amortized on an accelerated basis over an estimated eight-year life, and is evaluated periodically for impairment. No impairment loss was recognized in 2018. At December 31, 2018, the future estimated amortization expense on the CDI from the Merchants acquisition is as follows:

(Amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Core deposit intangible amortization	$499	$544	$544	$544	$544	$1678	$4,353

Pro Forma Results of Operations

The following table presents pro forma information of the combined entity as if the acquisition occurred on January 1, 2016. The pro forma information does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the periods presented, nor is it indicative of the results of operations in future periods. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

Pro forma revenue and earnings
(Amounts in thousands)	2018		2017	2016
Net interest income	$52,948		$46,592	$41,287
Net income	$16,313	(1)	$8,069	$6,566
(1) Net income for 2018 includes acquisition-related costs of $1.3 million for both entities

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 24. EARNINGS PER COMMON SHARE

The following table presents a computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016.

(Amounts in thousands, except per share information)
Earnings Per Share	2018	2017	2016
Numerators:
Net income	$15,730	$7,344	$5,259
Denominators:
Weighted average number of common shares outstanding - basic (1)	16,248	15,207	13,367
Effect of potentially dilutive common shares (2)	84	103	58
Weighted average number of common shares outstanding - diluted	16,332	15,310	13,425
Earnings per common share:
Basic	$0.97	$0.48	$0.39
Diluted	$0.96	$0.48	$0.39
Anti-dilutive options not included in earnings per share calculation	—	—	45
Anti-dilutive restricted shares not included in diluted earnings per share calculation	—	7	—
(1) Excludes unvested restricted shares because they do not have dividend or voting rights.
(2) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

On January 31, 2019 we completed our acquisition of Merchants Holding Company, the parent company of The Merchants National Bank of Sacramento in a stock and cash transaction. We paid $15.3 million in cash and issued 1,834,142 shares of BOCH common stock for all of the outstanding shares of Merchants common stock,

On May 10, 2017, the Company announced the closing of its underwritten public offering, at the public offering price of $10.50 per share. The total number of shares of common stock sold by the Company was 2,738,096 shares. Net proceeds raised in the offering, after underwriting discounts and expenses of the offering, were $26.8 million.

NOTE 25. RELATED PARTY TRANSACTIONS

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

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2018 and 2017.

(Amounts in thousands)	2018	2017
Balance at beginning of year	$13,230	$13,424
Advances on existing lines of credit	31,281	29,166
Principal repayments	(34,150)	(29,360)
Reclassifications (1)	(871)	—
Balance at end of year	$9,490	$13,230
(1) Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2018 and 2017, deposits of related parties amounted to $11.8 million and $6.7 million, respectively. As of December 31, 2018 and 2017, there were no related party loans which were past due or adversely classified. At December 31, 2018 and 2017 there was $9.9 million, and $12.4 million, respectively, in outstanding loan commitments to related parties. In our opinion, these transactions did not involve more than a normal risk of collectability or present other unfavorable terms.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 26. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

Year ended December 31,

(Amounts in thousands)	2018	2017
Assets:
Cash	$19,425	$23,984
Investment in:
Redding Bank of Commerce	143,078	130,658
Bank of Commerce Mortgage	(64)	(64)
Bank of Commerce Holdings Trust II	310	310
Other assets	157	169
Total Assets	$162,906	$155,057

Liabilities and shareholders' equity:
Term debt:
Senior debt, net	$3,494	$7,090
Subordinated debt, net	9,911	9,868
Junior subordinated debentures	10,310	10,310
Other liabilities	870	525
Total liabilities	24,585	27,793
Shareholders’ equity	138,321	127,264
Total liabilities and shareholders’ equity	$162,906	$155,057

Condensed Statements of Income

Year Ended December 31,

(Amounts in thousands)	2018	2017	2016
Income:
Other income	$12	$9	$7
Dividends from subsidiaries	4,000	2,200	4,200
Total income	4,012	2,209	4,207
Expenses:
Management fees paid to subsidiaries	303	278	259
Interest expense	1,461	1,452	1,409
Noninterest expense	1,433	474	345
Total expenses	3,197	2,204	2,013

Income before income taxes and equity in undistributed net income of subsidiaries	815	5	2,194
Income tax expense	1	1	1
Income before equity in undistributed net income of subsidiaries	814	4	2,193
Equity in undistributed net income of subsidiaries	14,916	7,340	3,066
Net income	$15,730	$7,344	$5,259

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

Year Ended December 31,

(Amounts in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$15,730	$7,344	$5,259
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(14,916)	(7,340)	(3,066)
Amortization of debt issuance costs	49	44	40
Provision for depreciation and amortization	22	6	—
Decrease in other assets	69	32	6
Increase (decrease) in other liabilities	227	59	(137)
Net cash provided by operating activities	1,181	145	2,102

Cash flows from investing activities:
Purchases of premises and equipment	(80)	(82)	—
Net cash used by investing activities	(80)	(82)	—

Cash flows from financing activities:
Repayment of term debt	(3,602)	(1,819)	(1,001)
Cash dividends paid on common stock	(2,274)	(1,776)	(1,603)
Proceeds from stock options exercised	216	245	10
Net proceeds from issuance of common stock	—	26,778	—
Net cash provided by (used in) financing activities	(5,660)	23,428	(2,594)
Net increase (decrease) in cash and cash equivalents	(4,559)	23,491	(492)
Cash and cash equivalents at the beginning of year	23,984	493	985
Cash and cash equivalents at the end of year	$19,425	$23,984	$493

Supplemental disclosures of non cash financing activities:
Stock issued under employee plans	$45	$41	$—
Vested and granted restricted stock issued under employee plans	$—	$—	$84

NOTE 27. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present the summary of results for the eight quarters ended December 31, 2018.

2018

	March 31,	June 30,	September 30,	December 31,	Four
(Amounts in thousands, except for share information)	2018	2018	2018	2018	Quarters
Net interest income	$11,345	$11,580	$12,127	$12,494	$47,546
Noninterest income	982	962	943	1,132	4,019
Noninterest expense	8,033	7,671	7,634	8,868	32,206
Income before provision for income tax	4,294	4,871	5,436	4,758	19,359
Provision for income tax	1,053	1,253	1,404	(81)	3,629
Income available to common shareholders	$3,241	$3,618	$4,032	$4,839	$15,730

Earnings per share - basic	$0.20	$0.22	$0.25	$0.30	$0.97
Weighted average shares - basic	16,225	16,245	16,252	16,265	16,248
Earnings per share - diluted	$0.20	$0.22	$0.25	$0.30	$0.96
Weighted average shares - diluted	16,310	16,325	16,342	16,345	16,332

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

2017

	March 31,	June 30,	September 30,	December 31,	Four
(Amounts in thousands, except for share information)	2017	2017	2017	2017	Quarters
Net interest income	$9,734	$10,175	$10,584	$10,869	$41,362
Provision for loan and lease losses	200	300	—	450	950
Noninterest income	1,471	995	1,076	1,282	4,824
Noninterest expense	7,990	7,726	7,357	7,891	30,964
(Loss) income before provision for income tax	3,015	3,144	4,303	3,810	14,272
Provision for income tax	763	935	1,427	3,803	6,928
(Loss) income available to common shareholders	$2,252	$2,209	$2,876	$7	$7,344

(Loss) earnings per share - basic	$0.17	$0.15	$0.18	$—	$0.48
Weighted average shares - basic	13,416	15,014	16,191	16,195	15,207
(Loss) earnings per share - diluted	$0.17	$0.15	$0.18	$—	$0.48
Weighted average shares - diluted	13,521	15,113	16,288	16,306	15,310

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2018, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter of 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9b - Other Information

None to report.

Part III

Item 10 - Directors, Executive Officers And Corporate Governance

The response to this item is incorporated by reference to Bank of Commerce Holdings Proxy Statement for the 2019 Annual Meeting of shareholders (the “Proxy Statement”) under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Voting Securities and Ownership of Certain Beneficial Holders”, “Certain Relationships and Related Transactions and Director Independence”, and “Committees of the Board of Directors”.

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

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

(Material Contracts Listed as 10.1 - 10.19)

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation	10-Q	000-25135	3.1	8/5/2016
3.2	Amended and Restated Bylaws	8-K	000-25135	3.2	12/20/2017
4.1	Promissory Note between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	4.1	12/14/2015
4.2	Form of 6.875% Fixed to Floating Rate Subordinated Note due December 10, 2025	8-K	000-25135	4.2	12/14/2015
10.1*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998
10.2*	Form of Deferred Compensation Agreement used in connection with 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998
10.3*	Amendments to the 1993 Deferred Compensation Plan	10-K	000-25135	10.8	3/11/2014
10.4*	Amended and Restated 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”)	DEF 14A	000-25135	Appendix A	3/9/2012
10.5*	Form of Stock Option Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.7	3/8/2016
10.6*	Form of Notice of Exercise of Stock Option used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.8	3/8/2016
10.7*	Form of Restricted Stock Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.9	3/8/2016
10.8*	Form of Stock Grant Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.10	3/8/2016
10.9*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013	10-K	000-25135	10.10	3/11/2014
10.10*	Amended and Restated Salary Continuation Agreement with Samuel D. Jimenez, dated December 17, 2013	10-K	000-25135	10.12	3/11/2014
10.11*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014	10-K	000-25135	10.18	3/11/2014
10.12*	Amendment to the Salary Continuation Agreements	10-Q	000-25135	10.1	4/28/2017
10.13*	Amended and Restated 2013 Directors Deferred Compensation Plan and Participant Election Form	10-K	000-25135	10.12	3/9/2018
10.14	Loan Agreement by and between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.1	12/14/2015
10.15	Pledge and Security Agreement between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.2	12/14/2015
10.16	Subordinated Note Purchase Agreement between Bank of Commerce Holdings and The Purchasers named Herein, dated December 10, 2015	8-K	000-25135	10.3	12/14/2015
10.17*	Amended and Restated Employment Agreement with Randall S. Eslick dated February 21, 2017.	10-K	000-25135	10.20	3/15/2017

10.18*	Amended and Restated Employment Agreement with James A. Sundquist dated February 21, 2017.	10-K	000-25135	10.21	3/15/2017
10.19*	Amended and Restated Employment Agreement with Samuel D. Jimenez dated February 21, 2017.	10-K	000-25135	10.22	3/15/2017
10.20*	Amended and Restated Employment Agreement with Robert H. Muttera dated February 21, 2017.	10-K	000-25135	10.23	3/15/2017
10.21*	Form of Indemnification Agreement	8-K	000-25135	10.1	12/20/2017
10.22*	Amendment to Amended and Restated Employment Agreement with Randall S. Eslick dated May 3, 2018	10-Q	000-25135	10.1	5/4/2018
10.23*	Amendment to Amended and Restated Employment Agreement with James A. Sundquist dated May 3, 2018	10-Q	000-25135	10.2	5/4/2018
10.24*	Amendment to Amended and Restated Employment Agreement with Samuel D. Jimenez dated May 3, 2018	10-Q	000-25135	10.3	5/4/2018
10.25*	Amendment to Amended and Restated Employment Agreement with Robert H. Muttera dated May 3, 2018	10-Q	000-25135	10.4	5/4/2018
14	Code of Ethics for Senior Financial Officers	8-K	000-25135	14.1	5/21/2015
21.1	Subsidiaries of the Company					X
23.1	Consent of Moss Adams LLP					X
24	Power of Attorney (included on signature page to this report)					X
31.1	Certification of Randall S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of James A. Sundquist pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification pursuant to Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Executive Contract, Compensatory Plan or Arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2019.

BANK OF COMMERCE HOLDINGS

By	/s/ Randall S. Eslick
Randall S. Eslick
President and Chief Executive Officer

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

Name	Title	Date

/s/ Randall S. Eslick	President and Chief Executive Officer, Director (Principal Executive Officer)	March 12, 2019

/s/ James A. Sundquist	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2019

/s/ Lyle L. Tullis	Chairman of the Board	March 12, 2019

/s/ Orin N. Bennett	Director	March 12, 2019

/s/ Gary R. Burks	Director	March 12, 2019

/s/ Joseph Q. Gibson	Director	March 12, 2019

/s/ Jon W. Halfhide	Director	March 12, 2019

/s/ David J. Inderkum	Director	March 12, 2019

/s/ Linda J. Miles	Director	March 12, 2019

/s/ Karl L. Silberstein	Director	March 12, 2019

/s/ Terence J. Street	Director	March 12, 2019

8