Form 10-Q
period 2019-03-31
Bank of Commerce Holdings
filed 2019-05-03
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BOCH	Nasdaq

Outstanding shares of Common Stock, no par value, as of April 25, 2019: 18,213,334

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

March 31, 2019 and December 31, 2018

	March 31,	December 31,
(Amounts in thousands, except share information)	2019	2018
Assets:
Cash and due from banks	$32,104	$23,692
Interest-bearing deposits in other banks	30,425	23,673
Total cash and cash equivalents	62,529	47,365

Securities available-for-sale, at fair value	294,117	256,928

Loans, net of deferred fees and costs	1,036,598	948,178
Allowance for loan and lease losses	(12,242)	(12,292)
Net loans	1,024,356	935,886

Premises and equipment, net	15,391	13,119
Other real estate owned	34	31
Life insurance	23,294	22,410
Deferred tax asset, net	6,072	7,039
Goodwill and core deposit intangible, net	17,094	1,841
Other assets	28,604	22,485
Total assets	$1,471,491	$1,307,104

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$385,696	$347,199
Demand - interest-bearing	241,292	252,202
Money market	311,853	265,093
Savings	139,237	114,840
Certificates of deposit	170,216	152,382
Total deposits	1,248,294	1,131,716

Term debt:
Federal Home Loan Bank of San Francisco borrowings	20,000	—
Other borrowings	12,596	13,496
Less unamortized debt issuance costs	(79)	(91)
Net term debt	32,517	13,405

Junior subordinated debentures	10,310	10,310
Other liabilities	18,272	13,352
Total liabilities	1,309,393	1,168,783

Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: issued and outstanding - 18,213,334 as of March 31, 2019 and 16,333,502 as of December 31, 2018	71,966	52,284
Retained earnings	90,626	89,045
Accumulated other comprehensive loss, net of tax	(494)	(3,008)
Total shareholders' equity	162,098	138,321
Total liabilities and shareholders' equity	$1,471,491	$1,307,104

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

For the three months ended March 31, 2019 and 2018

	For the Three Months Ended
	March 31,
(Amounts in thousands, except per share information)	2019	2018
Interest income:
Interest and fees on loans	$12,031	$10,729
Interest on taxable securities	1,764	1,209
Interest on tax-exempt securities	387	463
Interest on interest-bearing deposits in other banks	245	129
Total interest income	14,427	12,530
Interest expense:
Interest on demand - interest-bearing	126	89
Interest on money market	289	132
Interest on savings	111	59
Interest on certificates of deposit	490	495
Interest on Federal Home Loan Bank of San Francisco borrowings	55	47
Interest on other borrowings	239	281
Interest on junior subordinated debentures	113	82
Total interest expense	1,423	1,185
Net interest income	13,004	11,345
Provision for loan and lease losses	—	—
Net interest income after provision for loan and lease losses	13,004	11,345
Noninterest income:
Service charges on deposit accounts	169	176
ATM and point of sale fees	265	266
Fees on payroll and benefit processing	171	169
Life insurance	129	129
Gain on sale of investment securities, net	92	36
Federal Home Loan Bank of San Francisco dividends	121	80
Gain on sale of OREO	23	16
Other income	87	110
Total noninterest income	1,057	982
Noninterest expense:
Salaries and related benefits	5,729	4,855
Premises and equipment	992	1,071
Federal Deposit Insurance Corporation insurance premium	100	96
Data processing fees	559	432
Professional service fees	303	345
Telecommunications	173	216
Acquisition costs	1,930	—
Other expenses	1,137	1,018
Total noninterest expense	10,923	8,033
Income before provision for income taxes	3,138	4,294
Provision for income taxes	832	1,053
Net income	$2,306	$3,241

Earnings per share - basic	$0.13	$0.20
Weighted average shares - basic	17,489	16,225
Earnings per share - diluted	$0.13	$0.20
Weighted average shares - diluted	17,552	16,310

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2019 and 2018

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2019	2018
Net income	$2,306	$3,241

Available-for-sale securities:
Unrealized gains (losses) arising during the period	3,661	(3,407)
Income taxes	(1,082)	1,007
Change in unrealized gains (losses), net of tax	2,579	(2,400)

Reclassification adjustment for realized gains included in net income	(92)	(36)
Income taxes	27	10
Realized gains, net of tax	(65)	(26)
Net increase (decrease) in unrealized gains (losses) on available-for-sale securities	2,514	(2,426)
Other comprehensive income (loss)	2,514	(2,426)
Comprehensive income – Bank of Commerce Holdings	$4,820	$815

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2018 and three months ended March 31, 2019 (Unaudited)

				Accumulated
				Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss) Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
January 1, 2018	16,272	$51,830	$75,700	$(266)	$127,264
Net income	—	—	3,241	—	3,241
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	52	(52)	—
Other comprehensive loss, net of tax	—	—	—	(2,426)	(2,426)
Comprehensive income	—	—	—	—	815
Dividend declared on common stock ($0.03 per share)	—	—	(486)	—	(486)
Stock compensation grants	5	45	—	—	45
Restricted stock granted, net	20	—	—	—	—
Stock options exercised	19	113	—	—	113
Compensation expense associated with stock options	—	3	—	—	3
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	(32)	—	—	(32)
Balance at March 31, 2018	16,316	$51,959	$78,507	$(2,744)	$127,722
Net income	—	—	3,618	—	3,618
Other comprehensive loss, net of tax	—	—	—	(696)	(696)
Comprehensive income	—	—	—	—	2,922
Dividend declared on common stock ($0.04 per share)	—	—	(650)	—	(650)
Stock options exercised	2	10	—	—	10
Compensation expense associated with stock options	—	2	—	—	2
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	72	—	—	72
Balance at June 30, 2018	16,318	$52,043	$81,475	$(3,440)	$130,078
Net income	—	—	4,032	—	4,032
Other comprehensive loss, net of tax	—	—	—	(639)	(639)
Comprehensive income	—	—	—	—	3,393
Dividend declared on common stock ($0.04 per share)	—	—	(650)	—	(650)
Stock options exercised	12	74	—	—	74
Compensation expense associated with stock options	—	3	—	—	3
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	71	—	—	71
Balance at September 30, 2018	16,330	$52,191	$84,857	$(4,079)	$132,969
Net income	—	—	4,839	—	4,839
Other comprehensive income, net of tax	—	—	—	1,071	1,071
Comprehensive income	—	—	—	—	5,910
Dividend on common stock ($0.04 per share)	—	—	(651)	—	(651)
Stock options exercised	4	19	—	—	19
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	74	—	—	74
Balance at December 31, 2018	16,334	$52,284	$89,045	$(3,008)	$138,321

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

				Accumulated
				Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss) Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2019	16,334	$52,284	$89,045	$(3,008)	$138,321
Net income	—	—	2,306	—	2,306
Other comprehensive income, net of tax	—	—	—	2,514	2,514
Comprehensive income	—	—	—	—	4,820
Dividend declared on common stock ($0.04 per share)	—	—	(725)	—	(725)
Stock issued for Merchants acquisition	1,834	19,606			19,606
Stock compensation grants	6	58	—	—	58
Restricted stock granted, net	31	—	—	—	—
Stock options exercised	8	40	—	—	40
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	(22)	—	—	(22)
Balance at March 31, 2019	18,213	$71,966	$90,626	$(494)	$162,098

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2019 and March 31, 2018

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2019	2018
Cash flows from operating activities:
Net income	$2,306	$3,241
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for unfunded commitments	(100)	—
Provision for depreciation and amortization	417	506
Amortization of core deposit intangible	146	55
Amortization of debt issuance costs	12	11
Compensation expense associated with stock options	—	3
Compensation expense associated with restricted stock	72	71
Tax benefits from vesting of restricted stock	(4)	(31)
Net gain on sale or call of securities	(92)	(36)
Amortization of investment premiums and accretion of discounts, net	343	511
Amortization of premiums and accretion of discounts on acquired loans, net	(299)	(289)
(Gain) on disposal of fixed assets	—	(5)
Gain on sale of OREO	(23)	(16)
Increase in cash surrender value of life insurance	(129)	(129)
Increase (decrease) in deferred compensation and salary continuation plans	19	(1)
Increase in deferred loan fees and costs	(54)	(3)
Decrease in other assets	595	488
Increase in other liabilities	53	682
Net cash provided by operating activities	3,262	5,058

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	11,101	7,910
Proceeds from sale of available-for-sale securities	67,402	19,398
Purchases of available-for-sale securities	(5,204)	(20,334)
Investment in qualified affordable housing partnerships	—	(31)
Loan originations, net of principal repayments	(14,973)	(23,136)
Net repayment on loan pools	12,100	3,150
Purchase of premises and equipment	(460)	(48)
Proceeds from the sale of OREO	54	51
Acquisition of Merchants Holding Company, net of cash paid	(2,875)	—
Net cash uprovided (used) by investing activities	67,145	(13,040)

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2019	2018
Cash flows from financing activities:
Net decrease in demand, money market and savings	$(53,469)	$(40,959)
Net decrease in certificates of deposit	(20,169)	(13,022)
Advances on term debt	130,000	70,000
Repayment of term debt	(110,900)	(40,900)
Proceeds from stock options exercised	40	113
Cash paid for shares surrendered for tax-withholding purposes	(94)	(111)
Cash dividends paid on common stock	(651)	(486)
Net cash used by financing activities	(55,243)	(25,365)

Net increase (decrease) in cash and cash equivalents	15,164	(33,347)
Cash and cash equivalents at beginning of year	47,365	66,970
Cash and cash equivalents at end of period	$62,529	$33,623

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the three months ended March 31, 2019 and March 31, 2018

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2019	2018
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$1,040	$—
Interest	$1,232	$1,043
Operating leases	$215	$207
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$34	$60

Unrealized gain (loss) on investment securities available-for-sale	$3,569	$(3,443)
Changes in net deferred tax asset related to changes in unrealized (gain) loss on investment securities available-for-sale	(1,055)	1,017
Changes in accumulated other comprehensive income due to unrealized gain (loss) on investment securities available-for-sale, net of tax	$2,514	$(2,426)

Reclassification of accumulated other comprehensive income due to tax rate change	$—	$52

Supplemental disclosures of non cash financing activities:
Stock issued under employee plans	$58	$45
Cash dividend declared on common shares and payable after period-end	$725	$486
Right-of-use lease asset recorded on adoption of ASU No. 2016-02	$3,998	$—
Lease liability recorded on adoption of ASU No. 2016-02	$4,363	$—
Transactions related to the acquisition of Merchants Holding Company:
Assets acquired - fair value	$215,015	$—
Goodwill	$11,045	$—
Liabilities assumed - fair value	$191,153	$—

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under three separate names (Redding Bank of Commerce, Sacramento Bank of Commerce, a division of Redding Bank of Commerce and Merchants Bank of Sacramento, a division of Redding Bank of Commerce) and for Bank of Commerce Mortgage (inactive). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 are derived from the unaudited interim consolidated financial statements and audited consolidated financial statements and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking and securities industries. In preparing such consolidated financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the Balance Sheets and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the valuation and impairment of investment securities, the determination of the allowance for loan and lease losses (“ALLL”), income taxes, the valuation of goodwill and Other Real Estate Owned (“OREO”), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income or shareholders' equity. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2018 Annual Report on Form 10-K. The consolidated results of operations and cash flows for the 2019 interim period shown in this report is not necessarily indicative of the results for any future interim period or the entire fiscal year.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2019 and December 31, 2018, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. We have not consolidated the accounts of the Trust in our Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”), Consolidation (“ASC 810”). We are not considered the primary beneficiary of the Trust (variable interest entity). As a result, the junior subordinated debentures issued by the Holding Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Other Assets and Other Liabilities in our Consolidated Balance Sheets. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an incremental borrowing rate we use the borrowing rates for terms similar to the lease terms available under our existing line of credit with the Federal Home Loan Bank of San Francisco as our incremental borrowing rate in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease which we recognize when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Application of new accounting guidance

ASU No. 2016-02

Description - In February of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This Update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on a retrospective basis. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases.

Methods and timing of adoption – For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July of 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842). The standard contained improvements to ASU No. 2016-02 that permited presentation on a prospective basis.

Financial statement impact – We implemented the new leasing standard on January 1, 2019 on a prospective basis and recorded a new lease asset and related lease liability of approximately $4.4 million related to our current operating leases. The right-of-use asset was also reduced by $458 thousand for amounts recognized previously as part of the single lease cost.

NOTE 2. COMMON STOCK OUTSTANDING AND EARNINGS PER SHARE

On January 31, 2019 we issued 1,834,142 shares of common stock, and paid $15.3 million in cash as part of our acquisition of Merchants Holding Company (“Merchants”). Merchants shareholders now hold, in the aggregate, approximately 10% of our outstanding common stock. The acquisition, after fair value adjustments added $85.3 million in loans, $190.2 million in deposits and $107.4 million in investment securities to our bank as of January 31, 2019. See Note 10 Acquisition in these Notes to Consolidated Financial Statements for additional information on the acquisition

Basic earnings per share excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock awards which do not have voting rights or share in dividends. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Holding Company. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

The following is a computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended
(Amounts in thousands, except per share information)	March 31,
Earnings Per Share	2019	2018
Numerators:
Net income	$2,306	$3,241
Denominators:
Weighted average number of common shares outstanding - basic (1)	17,489	16,225
Effect of potentially dilutive common shares (2)	63	85
Weighted average number of common shares outstanding - diluted	17,552	16,310
Earnings per common share:
Basic	$0.13	$0.20
Diluted	$0.13	$0.20
Anti-dilutive options not included in diluted earnings per share calculation	—	—
Anti-dilutive restricted shares not included in diluted earnings per share calculation	—	42
(1) Excludes unvested restricted shares because they do not have dividend or voting rights
(2) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. SECURITIES

The following tables present the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of March 31, 2019, and December 31, 2018.

	As of March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$46,264	$316	$(129)	$46,451
Obligations of state and political subdivisions	48,066	1,146	(277)	48,935
Residential mortgage-backed securities and collateralized mortgage obligations	173,098	950	(2,234)	171,814
Corporate securities	3,018	—	(60)	2,958
Commercial mortgage-backed securities	24,277	32	(445)	23,864
Other asset-backed securities	95	—	—	95
Total	$294,818	$2,444	$(3,145)	$294,117

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$40,215	$202	$(330)	$40,087
Obligations of state and political subdivisions	50,037	1,082	(589)	50,530
Residential mortgage-backed securities and collateralized mortgage obligations	142,355	129	(3,981)	138,503
Corporate securities	3,022	—	(100)	2,922
Commercial mortgage-backed securities	25,446	17	(701)	24,762
Other asset-backed securities	123	1	—	124
Total	$261,198	$1,431	$(5,701)	$256,928

The following table presents the expected maturities of investment securities at March 31, 2019.

	Available-For-Sale
(Amounts in thousands)	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,379	$1,384
After one year through five years	102,007	102,065
After five years through ten years	110,636	110,180
After ten years	80,796	80,488
Total	$294,818	$294,117

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

At March 31, 2019 and December 31, 2018 securities with a fair value of $75.2 million and $68.8 million, respectively, were pledged as collateral to secure public fund deposits, Federal Home Loan Bank of San Francisco borrowings and for other purposes as required by law.

The following table presents the cash proceeds from sales of investment securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Proceeds from sales of investment securities	$67,402	$19,398

Gross realized gains on sales of investment securities:
U.S. government & agencies	$33	$—
Obligations of state and political subdivisions	181	152
Residential mortgage-backed securities and collateralized mortgage obligations	47	—
Total gross realized gains on sales of investment securities	261	152

Gross realized losses on sales of investment securities:
U.S. government & agencies	(4)	—
Obligations of state and political subdivisions	(77)	(71)
Residential mortgage-backed securities and collateralized mortgage obligations	(86)	—
Commercial mortgage-backed securities	(2)	—
Other asset-backed securities	—	(45)
Total gross realized losses on sales of investment securities	(169)	(116)
Gain on sales of investment securities, net	$92	$36

Investment securities that were in an unrealized loss position as of March 31, 2019 and December 31, 2018 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of March 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$2,846	$(21)	$13,045	$(108)	$15,891	$(129)
Obligations of states and political subdivisions	1,718	(18)	10,347	(259)	12,065	(277)
Residential mortgage-backed securities and collateralized mortgage obligations	2,918	(12)	95,998	(2,222)	98,916	(2,234)
Corporate securities	—	—	2,958	(60)	2,958	(60)
Commercial mortgage-backed securities	896	(8)	20,012	(437)	20,908	(445)
Total temporarily impaired securities	$8,378	$(59)	$142,360	$(3,086)	$150,738	$(3,145)

	As of December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
U.S. government & agencies	$7,223	$(39)	$12,274	$(291)	$19,497	$(330)
Obligations of states and political subdivisions	5,545	(40)	16,320	(549)	21,865	(589)
Residential mortgage-backed securities and collateralized mortgage obligations	21,791	(183)	93,038	(3,798)	114,829	(3,981)
Corporate securities	—	—	2,922	(100)	2,922	(100)
Commercial mortgage-backed securities	1,548	(7)	20,176	(694)	21,724	(701)
Total temporarily impaired securities	$36,107	$(269)	$144,730	$(5,432)	$180,837	$(5,701)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2019 and December 31, 2018, the number of securities that were in an unrealized loss position was 138 and 163, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Our Investment Policy requires securities at the time of purchase to be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies. Management monitors the published credit ratings of our investment portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, we have no plans to sell the securities before the recovery of their amortized cost, and the Bank has the ability to hold the securities to maturity these investments are not considered other-than-temporarily impaired.

The following table presents the characteristics of our securities that are in unrealized loss positions at March 31, 2019 and December 31, 2018.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	March 31, 2019 and December 31, 2018
U.S. government & agencies	Direct obligations of the U.S. Government or obligations guaranteed by U.S. Government agencies.
Obligations of states and political subdivisions	General obligation issuances or revenue securities secured by revenues from specific sources issued by municipalities and political subdivisions located within the U.S.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at March 31, 2019 and December 31, 2018, 92% and 66% were issued or guaranteed by U.S. government sponsored entities, respectively.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at March 31, 2019 and December 31, 2018, 95% and 90% were issued or guaranteed by U.S. government sponsored entities, respectively.

Other asset-backed securities	Obligations secured by high quality loans with good credit enhancements issued by non-governmental issuers.

NOTE 4. LOANS

Outstanding loan balances consisted of the following at March 31, 2019, and December 31, 2018.

(Amounts in thousands)	March 31,	December 31,
Loan Portfolio	2019	2018
Commercial	$149,575	$135,543
Commercial real estate:
Real estate - construction and land development	30,335	22,563
Real estate - commercial non-owner occupied	469,048	433,708
Real estate - commercial owner occupied	209,099	204,622
Residential real estate:
Real estate - residential - Individual Tax Identification Number (“ITIN”)	36,145	37,446
Real estate - residential - 1-4 family mortgage	68,092	34,366
Real estate - residential - equity lines	26,162	26,958
Consumer and other	46,150	51,045
Gross loans	1,034,606	946,251
Deferred fees and costs	1,992	1,927
Loans, net of deferred fees and costs	1,036,598	948,178
Allowance for loan and lease losses	(12,242)	(12,292)
Net loans	$1,024,356	$935,886

Certain loans are pledged as collateral for lines of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. Pledged loans totaled $480.0 million and $490.2 million at March 31, 2019 and December 31, 2018, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

When we purchase loans, they are typically purchased at a discount to enhance yield and compensate for credit risk. Gross loan balances in the table above include net purchase discounts of $2.2 million and $2.5 million as of March 31, 2019, and December 31, 2018.

Gross loan balances in the table above include a fair value discount of $2.2 million for loans acquired from Merchants during the first quarter of 2019. We recorded $48 thousand in accretion of the discount for these loans during the three months ended March 31, 2019.

Past Due Loans

Past due loans (gross), segregated by loan portfolio were as follows, as of March 31, 2019, and December 31, 2018.

(Amounts in thousands)	30-59	60-89	90 or Greater				Recorded Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
March 31, 2019	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$190	$47	$—	$237	$149,338	$149,575	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	30,335	30,335	—
Real estate - commercial non-owner occupied	—	—	10,878	10,878	458,170	469,048	—
Real estate - commercial owner occupied	—	—	—	—	209,099	209,099	—
Residential real estate:
Real estate - residential - ITIN	465	191	170	826	35,319	36,145	—
Real estate - residential - 1-4 family mortgage	—	—	—	—	68,092	68,092	—
Real estate - residential - equity lines	78	—	—	78	26,084	26,162	—
Consumer and other	152	102	—	254	45,896	46,150	—
Total	$885	$340	$11,048	$12,273	$1,022,333	$1,034,606	$—

(Amounts in thousands)	30-59	60-89	90 or Greater				Recorded Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2018	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$135,543	$135,543	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	22,563	22,563	—
Real estate - commercial non-owner occupied	10,878	—	548	11,426	422,282	433,708	—
Real estate - commercial owner occupied	688	—	—	688	203,934	204,622	—
Residential real estate:
Real estate - residential - ITIN	184	279	259	722	36,724	37,446	—
Real estate - residential - 1-4 family mortgage	—	—	185	185	34,181	34,366	—
Real estate - residential - equity lines	90	—	—	90	26,868	26,958	—
Consumer and other	534	263	—	797	50,248	51,045	—
Total	$12,374	$542	$992	$13,908	$932,343	$946,251	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nonaccrual Loans

Nonaccrual loans, segregated by loan portfolio, were as follows as of March 31, 2019 and December 31, 2018.

(Amounts in thousands)	March 31,	December 31,
Nonaccrual Loans	2019	2018
Commercial	$1,018	$959
Commercial real estate:
Real estate - commercial non-owner occupied	10,878	548
Residential real estate:
Real estate - residential - ITIN	2,392	2,388
Real estate - residential - 1-4 family mortgage	182	185
Real estate - residential - equity lines	42	43
Consumer and other	23	23
Total	$14,535	$4,146

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $158 thousand and $43 thousand for the three months ended March 31, 2019 and 2018, respectively.

Impaired Loans

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. The following tables summarize impaired loans by loan portfolio as of March 31, 2019, and December 31, 2018.

	As of March 31, 2019
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$47	$65	$—
Commercial real estate:
Real estate - commercial non-owner occupied	10,878	10,878	—
Residential real estate:
Real estate - residential - ITIN	5,962	7,534	—
Real estate - residential - 1-4 family mortgage	182	221	—
Real estate - residential - equity lines	42	48	—
Total with no related allowance recorded	$17,111	$18,746	$—

With an allowance recorded:
Commercial	$2,158	$2,299	$923
Commercial real estate:
Real estate - commercial non-owner occupied	793	793	169
Residential real estate:
Real estate - residential - ITIN	772	810	88
Real estate - residential - equity lines	358	358	179
Consumer and other	23	23	7
Total with an allowance recorded	$4,104	$4,283	$1,366

By loan portfolio:
Commercial	$2,205	$2,364	$923
Commercial real estate	11,671	11,671	169
Residential real estate	7,316	8,971	267
Consumer and other	23	23	7
Total impaired loans	$21,215	$23,029	$1,366

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2018
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$51	$69	$—
Commercial real estate:
Real estate - commercial non-owner occupied	548	548	—
Residential real estate:
Real estate - residential - ITIN	6,138	7,676	—
Real estate - residential - 1-4 family mortgage	185	223	—
Real estate - residential - equity lines	43	48	—
Total with no related allowance recorded	$6,965	$8,564	$—

With an allowance recorded:
Commercial	$2,132	$2,256	$748
Commercial real estate:
Real estate - commercial non-owner occupied	795	795	209
Residential real estate:
Real estate - residential - ITIN	734	772	91
Real estate - residential - equity lines	363	363	182
Consumer and other	23	23	7
Total with an allowance recorded	$4,047	$4,209	$1,237

By loan portfolio:
Commercial	$2,183	$2,325	$748
Commercial real estate	1,343	1,343	209
Residential real estate	7,463	9,082	273
Consumer and other	23	23	7
Total impaired loans	$11,012	$12,773	$1,237

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan portfolio for the three months ended March 31, 2019 and 2018.

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$2,021	$17	$2,589	$21
Commercial real estate:
Real estate - commercial non-owner occupied	8,412	11	802	11
Residential real estate:
Real estate - residential - ITIN	6,874	42	7,425	41
Real estate - residential - 1-4 family mortgage	184	—	326	—
Real estate - residential - equity lines	401	5	422	5
Consumer and other	23	—	35	—
Total	$17,915	$75	$11,599	$78

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

Troubled Debt Restructurings

At March 31, 2019 and December 31, 2018, impaired loans of $6.7 million and $6.9 million, respectively, were classified as performing restructured loans.

For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. We had one restructured commercial line of credit in nonaccrual status that had $41 thousand and $313 thousand in available credit at March 31, 2019 and December 31, 2018, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2019, we had $9.4 million in troubled debt restructurings compared to $9.6 million as of December 31, 2018. As of March 31, 2019, we had 105 loans that qualified as troubled debt restructurings, of which 104 were performing according to their restructured terms. Troubled debt restructurings represented 0.91% of gross loans as of March 31, 2019, compared to 1.01% at December 31, 2018. We do not have any newly restructured loans or modifications for the three months ended March 31, 2019 and 2018. There were no loans modified as a troubled debt restructuring within the previous twelve months for which there was a payment default (after restructuring) during the three months ended March 31, 2019.

Performing and Nonperforming Loans

We define a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of original contractual principal and interest is likely. We define a nonperforming loan as an impaired loan, which may be on nonaccrual, or is 90 days past due and still accruing, or has been restructured and does not comply with its modified terms, and our ultimate collection of original contractual principal and interest is uncertain. Performing and nonperforming loans, segregated by loan portfolio, were as follows at March 31, 2019 and December 31, 2018.

(Amounts in thousands)	March 31, 2019
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$148,557	$1,018	$149,575
Commercial real estate:
Real estate - construction and land development	30,335	—	30,335
Real estate - commercial non-owner occupied	458,170	10,878	469,048
Real estate - commercial owner occupied	209,099	—	209,099
Residential real estate:
Real estate - residential - ITIN	33,753	2,392	36,145
Real estate - residential - 1-4 family mortgage	67,910	182	68,092
Real estate - residential - equity lines	26,120	42	26,162
Consumer and other	46,127	23	46,150
Total	$1,020,071	$14,535	$1,034,606

(Amounts in thousands)	December 31, 2018
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$134,584	$959	$135,543
Commercial real estate:
Real estate - construction and land development	22,563	—	22,563
Real estate - commercial non-owner occupied	433,160	548	433,708
Real estate - commercial owner occupied	204,622	—	204,622
Residential real estate:
Real estate - residential - ITIN	35,058	2,388	37,446
Real estate - residential - 1-4 family mortgage	34,181	185	34,366
Real estate - residential - equity lines	26,915	43	26,958
Consumer and other	51,022	23	51,045
Total	$942,105	$4,146	$946,251

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize loans by internal risk grades and by loan class as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$136,434	$10,297	$541	$2,303	$—	$149,575
Commercial real estate:
Real estate - construction and land development	30,312	23	—	—	—	30,335
Real estate - commercial non-owner occupied	445,151	10,729	—	13,168	—	469,048
Real estate - commercial owner occupied	194,043	4,706	—	10,350	—	209,099
Residential real estate:
Real estate - residential - ITIN	30,674	—	—	5,471	—	36,145
Real estate - residential - 1-4 family mortgage	66,350	1,083	477	182	—	68,092
Real estate - residential - equity lines	25,865	106	—	191	—	26,162
Consumer and other	46,122	—	—	28	—	46,150
Total	$974,951	$26,944	$1,018	$31,693	$—	$1,034,606

	As of December 31, 2018
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$118,643	$15,247	$—	$1,653	$—	$135,543
Commercial real estate:
Real estate - construction and land development	22,539	24	—	—	—	22,563
Real estate - commercial non-owner occupied	409,157	21,698	—	2,853	—	433,708
Real estate - commercial owner occupied	179,154	14,075	—	11,393	—	204,622
Residential real estate:
Real estate - residential - ITIN	31,805	—	—	5,641	—	37,446
Real estate - residential - 1-4 family mortgage	33,388	793	—	185	—	34,366
Real estate - residential - equity lines	25,336	1,313	—	309	—	26,958
Consumer and other	51,016	—	—	29	—	51,045
Total	$871,038	$53,150	$—	$22,063	$—	$946,251

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $213 thousand at March 31, 2019.

Allowance for Loan and Lease Losses

The following tables summarize the ALLL by portfolio for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31, 2019
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,205	$7,116	$1,173	$1,356	$442	$12,292
Charge-offs	—	—	(68)	(280)	—	(348)
Recoveries	153	—	82	63	—	298
Provision	121	(160)	24	(83)	98	—
Ending balance	$2,479	$6,956	$1,211	$1,056	$540	$12,242

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended March 31, 2018
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,397	$6,514	$1,169	$1,435	$410	$11,925
Charge-offs	—	—	(114)	(276)	—	(390)
Recoveries	453	—	246	61	—	760
Provision	(552)	384	(152)	253	67	—
Ending balance	$2,298	$6,898	$1,149	$1,473	$477	$12,295

The following tables summarize the ALLL and the recorded investment in loans and leases as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$923	$169	$267	$7	$—	$1,366
Collectively evaluated for impairment	1,556	6,787	944	1,049	540	10,876
Total	$2,479	$6,956	$1,211	$1,056	$540	$12,242
Gross loans:
Individually evaluated for impairment	$2,205	$11,671	$7,316	$23	$—	$21,215
Collectively evaluated for impairment	147,370	696,811	123,083	46,127	—	1,013,391
Total gross loans	$149,575	$708,482	$130,399	$46,150	$—	$1,034,606

	As of December 31, 2018
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$748	$209	$273	$7	$—	$1,237
Collectively evaluated for impairment	1,457	6,907	900	1,349	442	11,055
Total	$2,205	$7,116	$1,173	$1,356	$442	$12,292
Gross loans:
Individually evaluated for impairment	$2,183	$1,343	$7,463	$23	$—	$11,012
Collectively evaluated for impairment	133,360	659,550	91,307	51,022	—	935,239
Total gross loans	$135,543	$660,893	$98,770	$51,045	$—	$946,251

The ALLL totaled $12.2 million or 1.18% of total gross loans at March 31, 2019 and $12.3 million or 1.30% at December 31, 2018. As of March 31, 2019 and December 31, 2018, we had commitments to extend credit of $220.7 million and $235.8 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 was $595 thousand and $695 thousand. The decrease in the reserve was due to a reduction in our unfunded commitments.

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

The allowance is increased by provisions charged to expense and adjusted for charge-offs or recoveries. In periodic evaluations of the adequacy of the allowance balance, management considers past loan and lease loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the ALLL on a monthly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially rated when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

We believe that the ALLL was adequate as of March 31, 2019. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of March 31, 2019, approximately 82% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2019 and December 31, 2018, the unallocated allowance amount represented 4% of the ALLL, respectively.

While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

We have lending policies and procedures in place with the objective of optimizing loan income within an accepted risk tolerance level. We review and approve these policies and procedures annually. Monitoring and reporting systems supplement the review process with regular frequency as related to loan production, loan quality, concentrations of credit, potential problem loans, loan delinquencies, and nonperforming loans.The following is a brief summary, by loan type, of management’s evaluation of the general risk characteristics and underwriting standards:

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

We maintain an independent loan review program that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to the Board of Directors, Loan Committee and Audit Committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

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

NOTE 5. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

We have invested in four separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18-year period. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 3% and 5% over the life of the investment. None of the original investments will be repaid.

Our investments in Qualified Affordable Housing Partnerships totaled $2.9 million at March 31, 2019. These investments are recorded in Other Assets with a corresponding funding obligation of $343 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at March 31, 2019 and December 31, 2018. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the three months ended March 31, 2019 and 2018.

	At March 31, 2019			For the Three Months Ended March 31, 2019
(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing	Investment	Recorded	Liability	and	of	Income Tax
Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit (Expense)
Raymond James California Housing Opportunities Fund II	$2,000	$977	$28	$50	$45	$5
WNC Institutional Tax Credit Fund 38, L.P.	1,000	467	—	27	23	4
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,215	315	56	55	1
California Affordable Housing Fund	2,454	229	—	6	9	(3)
Total	$7,954	$2,888	$343	$139	$132	$7

	At December 31, 2018			For the Three Months Ended March 31, 2018
(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing	Investment	Recorded	Liability	and	of	Income Tax
Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit (Expense)
Raymond James California Housing Opportunities Fund II	$2,000	$1,022	$28	$50	$44	$6
WNC Institutional Tax Credit Fund 38, L.P.	1,000	489	—	32	26	6
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,270	315	56	56	—
California Affordable Housing Fund	2,454	239	—	8	12	(4)
Total	$7,954	$3,020	$343	$146	$138	$8

The following table presents our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended
	March 31, 2019		March 31, 2018
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$43	$7	$43	$7
WNC Institutional Tax Credit Fund 38, L.P.	23	4	28	4
Merritt Community Capital Corporation Fund XV, L.P.	48	8	48	8
California Affordable Housing Fund	—	6	1	7
Total	$114	$25	$120	$26

The following table reflects the net income tax benefit and (expense) at March 31, 2019, that is expected to be recognized over the remaining lives of the investments and has been updated to reflect the lower tax rate in the Tax Cuts and Jobs Act enacted December 22, 2017.

(Amounts in thousands) Qualified Affordable Housing Partnerships: Anticipated net income tax benefit (expense) less amortization of investments	Raymond James California Housing Opportunities Fund II	WNC Institutional Tax Credit Fund 38, L.P.	Merritt Community Capital Corporation Fund XV, L.P	California Affordable Housing Fund	Total Net Income Tax Benefit
2019	$14	$13	$3	$(10)	$20
2020	19	17	4	(14)	26
2021	19	16	4	(14)	25
2022	19	14	3	(13)	23
2023 and thereafter	33	27	6	(32)	34
Total	$104	$87	$20	$(83)	$128

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. TERM DEBT

Term debt at March 31, 2019 and December 31, 2018 consisted of the following.

(Amounts in thousands)	March 31, 2019	December 31, 2018
Federal Home Loan Bank of San Francisco borrowings	$20,000	$—
Senior debt	2,596	3,496
Unamortized debt issuance costs	(1)	(2)
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	(78)	(89)
Net term debt	$32,517	$13,405

Future contractual maturities of term debt at March 31, 2019 are as follows.

(Amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Federal Home Loan Bank of San Francisco borrowings	$20,000	$—	$—	$—	$—	$—	$20,000
Senior debt	750	1,846	—	—	—	—	2,596
Subordinated debt	—	—	—	—	—	10,000	10,000
Total future maturities	$20,750	$1,846	$—	$—	$—	$10,000	$32,596

Federal Home Loan Bank of San Francisco Borrowings

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $372.2 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate secured loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and certain pledged securities held in the Bank’s investment securities portfolio.

The Bank had outstanding borrowings from the Federal Home Loan Bank of San Francisco at March 31, 2019 of $20.0 million; there were no borrowings outstanding at December 31, 2018. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the three months ended March 31, 2019 and year ended December 31, 2018 was $8.8 million and $22.5 million, respectively. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco at any month end during the three months ended March 31, 2019 and year ended December 31, 2018 was $20.0 million and $70.0 million, respectively. The weighted average interest rate on Federal Home Loan Bank of San Francisco borrowings at March 31, 2019 was 2.60%.

As of March 31, 2019, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $7.3 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

We have pledged $447.4 million of our commercial real estate and residential real estate loans as collateral for the line of credit with the Federal Home Loan Bank of San Francisco. As of March 31, 2019, we also pledged $28.7 million in securities to the Federal Home Loan Bank of San Francisco.

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

Federal Funds

We have entered into nonbinding federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $35.0 million at March 31, 2019 and had interest rates ranging from 2.64% to 3.44%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually. At March 31, 2019 and December 31, 2018, we had no outstanding advances on any of the Bank’s federal funds lines of credit.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $23.6 million subject to collateral requirements, namely the amount of certain pledged loans. At March 31, 2019 and December 31, 2018, we had no outstanding advances on our line of credit with the Federal Reserve Bank.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

The following table presents a summary of our commitments and contingent liabilities at March 31, 2019 and December 31, 2018.

(Amounts in thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit	$213,122	$223,882
Standby letters of credit	4,218	8,548
Affordable housing grants	3,338	3,338
Total commitments and contingent liabilities	$220,678	$235,768

We were not required to perform on any financial guarantees during the three months ended March 31, 2019, or during the year ended December 31, 2018. At March 31, 2019, approximately $3.7 million of standby letters of credit will expire within one year, and $139 thousand will expire thereafter.

Affordable Housing Grants

In fulfilling our CRA responsibilities, we are a sponsor for various nonprofit organizations that receive cash grants from the Federal Home Loan Bank of San Francisco. Those grants require the nonprofit organization to comply with stipulated conditions of the grant over specified periods of time which typically vary from 10 to 15 years. If the nonprofit organization fails to comply, Federal Home Loan Bank of San Francisco can require us to refund the amount of the grant to Federal Home Loan Bank of San Francisco. To mitigate this contingent credit risk, our Credit Administration underwrites the financial strength of the nonprofit organization and reviews their systems of internal control to determine, as best as possible, that they will comply with the conditions of the grant.

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $595 thousand and $695 thousand at March 31, 2019 and December 31, 2018, respectively. The decrease in the reserve was due to a reduction in our unfunded commitments. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision adjustments are recorded in other noninterest expense in the Consolidated Statements of Income.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Concentrations of Credit Risk

We grant many loans collateralized by real estate. In our judgment, a concentration exists in real estate related loans, which represented approximately 82% and 81% of our gross loan portfolio at March 31, 2019 and December 31, 2018, respectively. We underwrite real estate loans in accordance with loan policies that set underwriting criteria, including property types, loan-to-value limits and minimum debt service coverage ratios. We employ a variety of real estate concentration risk management tools including monitoring of limits on concentration levels, limits by property type and geography, annual property reviews including site visits and portfolio stress testing.

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

NOTE 8. LEASES

We lease nine sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates based on predetermined escalation schedules. Substantially all of the leases include the option to extend or terminate the lease term one or more times following expiration of the initial term at a rental rate established in the lease. For leases where we are reasonably certain that we will exercise the option to renew the lease, we have recognized those options in our lease asset and liability. We had no financing lease arrangements during the current period or the prior year.

We have applied ASC Topic 842 as of January 1, 2019 and elected the practical expedients package for all of our leases. In accordance with the practical expedients package we were not required to reassess whether any expired or existing contracts are or contain leases and not to reassess the lease classification for existing or expired leases between operating and finance leases. On January 1, 2019, we recorded $4.4 million in Other Liabilities representing the present value of the remaining minimum lease payments and we recorded an offsetting right-of-use asset in Other Assets. The present value calculation uses a discount rate, which is based on our incremental borrowing rate. The right-of-use asset was also reduced by $458 thousand on January 1, 2019 for amounts recognized previously as part of the single lease cost. The table below presents information regarding our leases as of March 31, 2019.

(Amounts in thousands)	March 31, 2019
Right-of-use lease asset	$3,738
Lease liability	$4,180
Weighted Average Remaining Lease Term (in years)	6.24
Weighted Average Discount Rate	3.00%

Lease expenses are recorded on a straight-line basis over the life of each lease. Lease expense and cash paid on leases are presented in the table below for the periods indicated.

	Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Operating lease expense	$199	$189
Cash paid for operating leases	$215	$207

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth, as of March 31, 2019, the future minimum lease cash payments under non-cancelable operating leases and a reconciliation of the undiscounted cash flows to the operating lease liability.

(Amounts in thousands)
Amounts due in:
2019	$650
2020	884
2021	899
2022	807
2023	335
Thereafter	1,033
Total undiscounted future minimum lease cash payments	4,608
Present value adjustment	(428)
Lease liability	$4,180

Our election to utilize the practical expedients package did not result in the recognition of any additional leases, changes in lease terms, changes in classification or in the assessment of initial direct costs. ASC 842 was applied as a change in accounting principle and did not result in any adjustment to equity. The significant judgment made in applying the requirements in ASC Topic 842 is the determination of the incremental borrowing rate for the lease. We used the borrowing rates for terms similar to the lease terms available under our existing line of credit with the Federal Home Loan Bank of San Francisco as our incremental borrowing rate.

NOTE 9. FAIR VALUES

The following table presents estimated fair values of our financial instruments as of March 31, 2019 and December 31, 2018, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as bank-owned life insurance policies.

(Amounts in thousands)	Carrying	Fair Value Measurements Using
March 31, 2019	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$62,529	$62,529	$—	$—
Securities available-for-sale	$294,117	$—	$294,117	$—
Net loans	$1,024,356	$—	$—	$1,025,425
Federal Home Loan Bank of San Francisco stock	$7,346	$7,346	$—	$—
Financial liabilities
Deposits	$1,248,294	$—	$1,246,655	$—
Term debt	$32,517	$—	$32,660	$—
Junior subordinated debenture	$10,310	$—	$14,636	$—

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2018	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$47,365	$47,365	$—	$—
Securities available-for-sale	$256,928	$—	$256,928	$—
Net loans	$935,886	$—	$—	$936,697
Federal Home Loan Bank of San Francisco stock	$5,892	$5,892	$—	$—
Financial liabilities
Deposits	$1,131,716	$—	$1,129,795	$—
Term debt	$13,405	$—	$13,323	$—
Junior subordinated debenture	$10,310	$—	$14,183	$—

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of March 31, 2019 and December 31, 2018.

(Amounts in thousands)	Fair Value at March 31, 2019
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$46,451	$—	$46,451	$—
Obligations of states and political subdivisions	48,935	—	48,935	—
Residential mortgage-backed securities and collateralized mortgage obligations	171,814	—	171,814	—
Corporate securities	2,958	—	2,958	—
Commercial mortgage-backed securities	23,864	—	23,864	—
Other asset-backed securities	95	—	95	—
Total assets measured at fair value	$294,117	$—	$294,117	$—

(Amounts in thousands)	Fair Value at December 31, 2018
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$40,087	$—	$40,087	$—
Obligations of states and political subdivisions	50,530	—	50,530	—
Residential mortgage-backed securities and collateralized mortgage obligations	138,503	—	138,503	—
Corporate securities	2,922	—	2,922	—
Commercial mortgage-backed securities	24,762	—	24,762	—
Other investment securities	124	—	124	—
Total assets measured at fair value	$256,928	$—	$256,928	$—

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

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2019 or the year ended December 31, 2018.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables present information about our assets and liabilities at March 31, 2019 and December 31, 2018 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period.

The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at March 31, 2019
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Other real estate owned	$34	$—	$—	$34
Total assets measured at fair value	$34	$—	$—	$34

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands)	Fair Value at December 31, 2018
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Other real estate owned	$31	$—	$—	$31
Total assets measured at fair value	$31	$—	$—	$31

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2019 and 2018 related to assets outstanding at March 31, 2019 and 2018.

(Amounts in thousands)	Three Months Ended March 31,
Fair value adjustments	2019	2018
Other real estate owned	$68	$113
Total	$68	$113

During the three months ended March 31, 2019, four OREO properties with an aggregate carrying value of $102 thousand outstanding at period end were written down to their fair value of $34 thousand, resulting in a $68 thousand adjustment to the ALLL.

The OREO amount above represents impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. OREO fair values are adjusted for estimated selling costs that are based off the adjusted fair value and are between 44% and 46%. We record OREO as a nonrecurring Level 3 fair value.

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

NOTE 10. ACQUISITION

On January 31, 2019, we completed the acquisition of Merchants Holding Company (“Merchants”), to extend our presence in the Sacramento marketplace. Merchants, headquartered in Sacramento, California, was the parent company of Merchants National Bank of Sacramento (“Merchants Bank”), a 97-year-old bank with approximately $211.7 million in assets as of January 31, 2019. Merchants operated one full service branch and one limited service branch in the Sacramento metropolitan area.

We paid $15.3 million in cash and issued 1,834,142 shares of common stock to Merchants shareholders who now hold, in the aggregate, approximately 10% of our outstanding common stock. One former member of the Merchants board now serves on our board of directors. The acquisition, after fair value adjustments added $85.3 million in loans, $190.2 million in deposits and $107.4 million in investment securities to our bank as of January 31, 2019.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The preliminary calculation of goodwill recorded during the first quarter of 2019 is detailed below.

	As Recorded by	Preliminary Fair Value
	Merchants	And Other Acquisition	As Recorded by
(Amounts in thousands)	Holding Company	Related Adjustments	the Company
Consideration paid:
Cash			$15,300
Stock 1,834,142 shares at $10.69 per share			19,607
Total consideration			$34,907

Assets acquired:
Cash and fed funds sold	$12,425	$—	$12,425
Investment securities	107,931	(551)	107,380
Loans, gross	87,570	(2,292)	85,278
Allowance for loan and lease losses	(1,286)	1,286	—
Interest receivable	688	—	688
Premises and equipment, net	378	1,856	2,234
Deferred tax assets, net	1,374	(1,287)	87
Federal Home Loan Bank of San Francisco stock	1,454	—	1,454
Life insurance	755	—	755
Other assets	371	(10)	361
Core deposit intangible	—	4,353	4,353
Total assets acquired	$211,660	$3,355	$215,015

Liabilities assumed:
Demand, money market and savings	$152,213	$—	$152,213
Certificates of deposit	38,003	—	38,003
Total deposits	190,216	—	190,216
Other liabilities	916	21	937
Total liabilities assumed	$191,132	$21	$191,153
Net identifiable assets acquired over liabilities assumed	$20,528	$3,334	$23,862
Goodwill			$11,045

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

Loans

We engaged a third party to assist us in determining the fair values for the loans acquired from Merchants based upon the present values of the expected cash flows and market-derived discount rates. There were no loans acquired with evidence of deterioration of credit quality since origination for which we believe it is probable that we will be unable to collect all contractually required payments receivable. The amounts recognized for loans have been determined only provisionally. We expect to complete the process of evaluating the fair value of the acquired loans during the second quarter of 2019.

Premises and Equipment

We engaged an independent licensed appraiser to determine the fair value of the acquired branch located in Sacramento. The fair value of tangible personal property was not material.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Deferred Tax Assets

The deferred income tax assets are recorded to reflect the differences in the carrying values of the acquired assets and liabilities for financial reporting purposes and the basis for federal income tax purposes at the Company’s statutory federal and state income tax rate. The amounts recognized for deferred tax assets have been determined only provisionally, and will not be finalized until the 2018 and 2019 tax returns for Merchants have been completed which we expect in the second quarter of 2019.

Core Deposit Intangible

We recorded a core deposit intangible asset of $4.4 million for the deposits acquired in the Merchants acquisition during the first quarter of 2019. The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (nonmaturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It was calculated as the present value of the difference in cash flows between maintaining the core deposits (interest and net maintenance costs) and the cost of an equal amount of funds with a similar term from an alternative source. The core deposit intangible is amortized on an straight line basis over an estimated eight-year life, and is evaluated periodically for impairment. No impairment loss was recognized in 2019. We recorded amortization of the core deposit intangible totaling $91 thousand for the three months ended March 31, 2019. The future estimated amortization expense on the CDI from the Merchants acquisition at March 31, 2019 is as follows:

(Amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Core deposit intangible amortization	$408	$544	$544	$544	$544	$1,678	$4,262

Pro Forma Results of Operations

The following table presents pro forma information of the combined entity as if the acquisition occurred on January 1, 2018. The pro forma information does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the periods presented, nor is it indicative of the results of operations in future periods. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

	For the Three Months Ended
Pro forma revenue and earnings	March 31,
(Amounts in thousands)	2019	2018
Net interest income	$13,199	$12,674
Net income (1)	$2,269	$3,592
(1) Net income for the three months ended March 31, 2019 includes acquisition-related costs of $1.9 million.

We recorded net interest income related to Merchants of approximately $940 thousand in our Consolidated Statement of Income from the January 31, 2019 acquisition date to March 31, 2019. It is impracticable to separately provide information regarding the amount of net income from Merchants included in our Consolidated Statement of Income because the operations of Merchants were substantially comingled with the operations of the Company as of the acquisition date.

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
●

Developments and changes in laws and regulations, and increased regulation of the banking industry through legislative action and revised rules and standards applied by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the California Department of Business Oversight;

●	Changes in the cost and scope of insurance from the Federal Deposit Insurance Corporation and other third parties;
●	Changes in consumer spending, borrowing and savings habits;
●	Deterioration in the reputation of banks and the financial services industry could adversely affect the Company's ability to obtain and retain customers;
●	Changes in the level of our nonperforming assets and loan charge-offs;
●	Deterioration in values of real estate in California and the United States generally, both residential and commercial;
●	Possible other-than-temporary impairment of securities held by us;
●	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	The willingness of customers to substitute competitors’ products and services for our products and services;
●	Technological changes could expose us to new risks, including potential systems failures or fraud;
●	The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and
●	Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters;
●	The risks presented by public stock market volatility, which could adversely affect the market price of the Company's common stock and the ability to raise additional capital;
●	Inability to attract deposits and other sources of liquidity at acceptable costs;
●	Changes in the competitive environment among financial and bank holding companies and other financial service providers, including Fintech companies;
●	Consolidation in the financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;
●	The loss of critical personnel and the challenge of hiring qualified personnel at acceptable compensation levels;
●	Natural disasters, such as earthquakes, volcanic eruptions, tsunami, wildfires, droughts, floods, mudslides, hurricanes, tornados and other geologic
●	processes;
●	Natural disasters outside California, could negatively impact our purchased loan portfolio or our third party loan servicers;
●	Unauthorized computer access, computer hacking, cyber-attacks, electronic fraudulent activity, attempted theft of financial assets, computer viruses, phishing schemes and other security problems;
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk factors”. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2018 to March 31, 2019. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2019, compared to the same period in 2018. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

GENERAL

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”) is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California.. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under three separate names (Redding Bank of Commerce, Sacramento Bank of Commerce, a division of Redding Bank of Commerce and Merchants Bank of Sacramento, a division of Redding Bank of Commerce) and Bank of Commerce Mortgage (inactive). As previously announced, the Bank will change its name for all operations to Merchants Bank of Commerce effective May 20, 2019. We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II, which was organized in connection with our prior issuance of trust-preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

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

On January 31, 2019, we completed the acquisition of Merchants Holding Company (“Merchants”), to extend our presence in the Sacramento marketplace. Merchants, headquartered in Sacramento, California, was the parent company of Merchants National Bank of Sacramento (“Merchants Bank”), a 97- year-old bank with approximately $211.7 million in assets as of January 31, 2019. See Note 10 Acquisition in the Notes to Consolidated Financial Statements.

Our principal executive office is located at 555 Capitol Mall Suite 1255, Sacramento, California 95814 and the telephone number is (800) 421-2575.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Financial highlights for the first quarter of 2019 compared to the same quarter a year ago:

Performance

●

Net income of $2.3 million was a decrease of $935 thousand (29%) from $3.2 million earned during the same period in the prior year. Earnings of $0.13 per share – diluted was a decrease of $0.07 (35%) from $0.20 per share – diluted earned during the same period in the prior year and reflects the impact of 1,834,142 shares of common stock issued during the current quarter as part of our acquisition of Merchants.

●	Acquisition costs associated with our acquisition of Merchants totaled $1.9 million.
●	Net interest income increased $1.7 million (15%) to $13.0 million compared to $11.3 million for the same period in the prior year.
●	Return on average assets decreased to 0.66% compared to 1.05% for the same period in the prior year.
●	Return on average equity decreased to 6.12% compared to 10.34% for the same period in the prior year.
●	Average loans totaled $993.3 million, an increase of $109.4 million (12%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.337 billion, an increase of $155 million (13%) compared to average earning assets for the same period in the prior year.
●	Average deposits totaled $1.224 billion, an increase of $153 million (14%) compared to average deposits for the same period in the prior year.
o	Average non-maturing deposits totaled $1.056 billion, an increase of $168 million (19%) compared to the same period in the prior year.
o	Average certificates of deposit totaled $167.5 million, a decrease of $14.4 million (8%) compared to same period in the prior year.
●	The Company’s efficiency ratio was 77.7% compared to 65.2% during the same period in the prior year.
●	Book value per common share was $8.90 at March 31, 2019 compared to $7.83 at March 31, 2018.
●	Tangible book value per common share was $7.96 at March 31, 2019 compared to $7.71 at March 31, 2018.

Credit Quality

●

Nonperforming assets at March 31, 2019 totaled $14.6 million or 0.99% of total assets, an increase of $10.3 million (241%) since March 31, 2018. The increase in nonperforming assets results from one $10.9 million commercial real estate loan, which at March 31, 2019 had zero calculated impairment.

●	Net loan charge-offs were $50 thousand in the first quarter of 2019 compared with net recoveries of $370 thousand for the same quarter a year ago.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2018 filed with the SEC on March 12, 2019. Some of these significant accounting policies are considered critical and require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

The ALCO’s assessment of whether an other-than-temporary impairment loss should be recognized incorporates both quantitative and qualitative information including, but not limited to: (1) the length of time and the extent of which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, (4) whether the debtor is current on interest and principal payments, and (5) general market conditions and industry or sector specific outlook. See Note 3 Securities in the Notes to Consolidated Financial Statements in this document for further detail on other-than-temporary impairment and the securities portfolio.

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

Net Interest Income

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

In recent years, we have originated higher volumes of longer term fixed rate loans. In addition, many of the loans we recently acquired in our purchase of Merchants Holding Company are longer term and fixed rate. These loans, combined with the structure of our investment portfolio, the use of floors in the pricing of our variable rate loans and changes to our funding mix have caused the Company to become slightly more liability sensitive, which could negatively impact earnings in a rapidly rising interest rate environment.

We rely on an asset/liability model to assess our interest rate risk by estimating the effect of interest rate changes on our earnings under various simulated scenarios. The scenarios differ based on various assumptions including the direction, magnitude and speed of interest rate changes, the slope of the yield curve and projected changes in the growth and mix of assets and liabilities.

There is always the risk that changes in interest rates could reduce our net interest income and earnings in material amounts, especially if actual conditions turn out to be materially different than simulated scenarios. For example, if interest rates rise or fall faster than we assumed or the slope of the yield curve changes, we may incur significant declines in the value of debt securities we hold as investments. To reduce our interest rate risk, we may rebalance our investment and loan portfolios, refinance our debt and take other strategic actions, which may result in losses or expenses.

The following table summarizes as of March 31, 2019 when loans are projected to reprice by year and by rate index.

						Years 6
						Through	Beyond
(Amounts in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 10	Year 10	Total
Rate Index:
Fixed	$48,422	$47,780	$47,872	$59,950	$52,605	$168,820	$35,944	$461,393
Variable:
Prime	108,395	5,358	6,101	8,106	8,506	1,967	—	138,433
5 Year Treasury	38,370	32,278	66,945	71,151	70,670	41,272	—	320,686
7 Year Treasury	926	983	11,496	4,941	5,771	16,832	—	40,949
1 Year LIBOR	23,315	—	—	—	—	—	—	23,315
Other Indexes	5,038	4,989	4,957	1,739	1,637	18,826	101	37,287
Nonaccrual	1,953	10,560	279	267	255	839	382	14,535
Total	$226,419	$101,948	$137,650	$146,154	$139,444	$248,556	$36,427	$1,036,598

Non Interest Income

We also earn noninterest income. Sources of noninterest income include fees earned on deposit related services, ATM and point of sale fees, payroll and benefit processing fees, earnings on bank-owned life insurance, gains on sale of available-for-sale securities, and dividends on Federal Home Loan Bank of San Francisco stock. Most of these sources of income do not vary significantly from quarter to quarter. Possible exceptions include gains on sale of available-for-sale securities and death proceeds from bank-owned life insurance.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

First Quarter of 2019 Compared With First Quarter of 2018

Net income for the first quarter of 2019 decreased $935 thousand compared to the first quarter of 2018. In the current quarter, net interest income was $1.7 million higher, noninterest income was $75 thousand higher and the provision for income taxes was $221 thousand lower. These positive changes were offset by noninterest expenses that were $2.9 million higher.

The following table presents the return on average assets and return on average equity for the three months ended March 31, 2019 and 2018. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Return on average assets	0.66%	1.05%
Return on average total equity	6.12%	10.34%

NET INTEREST INCOME AND NET INTEREST MARGIN

For the three months ended March 31, 2019 compared to the same period a year ago, net interest income increased $1.7 million.

Interest income for the first quarter of 2019 increased $1.9 million or 15% to $14.4 million:

●	Interest and fees on loans increased $1.3 million due to a $109.4 million increase in average loan balances partially offset by a one basis point decrease in the average yield on the loan portfolio.
●	Interest on securities increased $479 thousand due to a $38.4 million increase in average securities balances and a 32 basis point increase in average yield on the securities portfolio.
●

Interest on interest-bearing deposits due from banks increased $116 thousand due to a $7.3 million increase in average interest-bearing deposit balances, and an 88 basis point increase in average yield.

Interest expense for the first quarter of 2019 increased $238 thousand or 20% to $1.4 million:

●

Interest expense on interest bearing deposits increased $241 thousand. Average interest-bearing demand, money market and savings deposit balances increased $86.7 million, while average certificate of deposit balances decreased $14.4 million. The average rate paid on interest-bearing deposits increased eight basis points.

●	Interest expense on borrowings from the Federal Home Loan Bank of San Francisco increased $8 thousand.
●	Interest expense on other term debt and junior subordinated debentures decreased $11 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Earned/Paid

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$993,261	$12,031	4.91%	$883,876	$10,729	4.92%
Taxable securities	253,068	1,764	2.83%	205,302	1,209	2.39%
Tax-exempt securities	50,454	387	3.11%	59,789	463	3.14%
Interest-bearing deposits in other banks	40,223	245	2.47%	32,915	129	1.59%
Average interest-earning assets	1,337,006	14,427	4.38%	1,181,882	12,530	4.30%
Cash and due from banks	21,392			17,641
Premises and equipment, net	14,581			14,557
Goodwill and core deposit intangible, net	11,872			1,998
Other assets	41,009			32,485
Average total assets	$1,425,860			$1,248,563

Interest-bearing liabilities:
Demand - interest-bearing	$243,376	126	0.21%	$234,269	89	0.15%
Money market	293,396	289	0.40%	236,171	132	0.23%
Savings	131,081	111	0.34%	110,725	59	0.22%
Certificates of deposit	167,463	490	1.19%	181,901	495	1.10%
Federal Home Loan Bank of San Francisco borrowings	8,778	55	2.54%	12,444	47	1.53%
Other borrowings	12,889	239	7.52%	16,528	281	6.90%
Junior subordinated debentures	10,310	113	4.44%	10,310	82	3.23%
Average interest-bearing liabilities	867,293	1,423	0.67%	802,348	1,185	0.60%
Noninterest-bearing demand	388,410			307,397
Other liabilities	17,452			11,749
Shareholders’ equity	152,705			127,069
Average liabilities and shareholders’ equity	$1,425,860			$1,248,563
Net interest income and net interest margin (4)		$13,004	3.94%		$11,345	3.89%
Tax equivalent net interest income and net interest margin (3)		$13,107	3.98%		$11,468	3.94%
(1) Interest income on loans includes deferred fees and costs of approximately $181 thousand and $137 thousand for the three months ended March 31, 2019 and 2018, respectively.
(2) Net loans includes average nonaccrual loans of $8.5 million and $4.8 million for the three months ended March 31, 2019 and 2018, respectively.

(3) Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustments was an addition to recorded income of approximately $103 thousand and $123 thousand for the three months ended March 31, 2019 and 2018, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three months ended March 31, 2019 and 2018. Changes in tax equivalent interest income and expense, which are not specifically attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended March 31, 2019 Over Three Months Ended March 31, 2018
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$1,325	$(23)	$1,302
Taxable securities	310	245	555
Tax-exempt securities (1)	(90)	(6)	(96)
Interest-bearing deposits in other banks	33	83	116
Total increase	1,578	299	1,877

Increase (decrease) in interest expense:
Demand - interest-bearing	4	33	37
Money market	38	119	157
Savings	13	39	52
Certificates of deposit	(96)	91	(5)
Federal Home Loan Bank of San Francisco borrowings	(6)	14	8
Other borrowings	(71)	29	(42)
Junior subordinated debentures	—	31	31
Total (decrease) increase	(118)	356	238
Net increase (decrease)	$1,696	$(57)	$1,639
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 21% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The nonaccrual status of a $10.9 million commercial real estate loan has negatively impacted our asset quality metrics. However, no calculated impairment reserve on this loan is indicated and no provision for loan and lease losses was necessary for the quarter. See Note 4 Loans in the Notes to Consolidated Financial Statements for further discussion.

NONINTEREST INCOME

The following table presents the key components of noninterest income for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Change
(Amounts in thousands)	2019	2018	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$169	$176	$(7)	(4)%
ATM and point of sale	265	266	(1)	(0)%
Payroll and benefit processing fees	171	169	2	1%
Life insurance	129	129	—	—%
Gain on sales of investment securities, net	92	36	56	156%
Federal Home Loan Bank of San Francisco dividends	121	80	41	51%
Gain on sale of OREO	23	16	7	44%
Other	87	110	(23)	(21)%
Total noninterest income	$1,057	$982	$75	8

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

The following table presents the key components of noninterest expense for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Change	Change
(Amounts in thousands)	2019	2018	Amount	Percent
Noninterest expense:
Salaries & related benefits	$5,729	$4,855	$874	18%
Premises & equipment	992	1,071	(79)	(7)%
Federal Deposit Insurance Corporation insurance premium	100	96	4	4%
Data processing fees	559	432	127	29%
Professional service fees	303	345	(42)	(12)%
Telecommunications	173	216	(43)	(20)%
Acquisition costs	1,930	—	1,930	100%
Other	1,137	1,018	119	12%
Total noninterest expense	$10,923	$8,033	$2,890	36%

Noninterest expense for the three months ended March 31, 2019 increased $2.9 million compared to the same period a year previous, which included:

●	$1.9 million in acquisition costs including contract cancellation, software, severance and professional services costs.
●

$0.6 million increase in operating expenses from the Merchants acquisition. The increase in operating expenses include IT processing and other salaries and benefit costs that are not expected to continue after functional consolidation in the second quarter of 2019.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	For the Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Income before provision for income taxes	$3,138	$4,294
Provision for income taxes	$832	$1,053
Effective tax rate	26.5%	24.5%

For the three months ended March 31, 2019, our income tax provision of $832 thousand on pre-tax income of $3.1 million was an effective tax rate of 26.5%. The tax provision for the first quarter of the prior year was $1.1 million on pre-tax income of $4.3 million for an effective tax rate of 24.5%. The current quarter includes $135 thousand, of acquisition costs, which are not tax deductible. The Company’s effective tax rate has also increased as muni income, tax credits and permanent deductions arising from investments in low income housing partnerships comprise a smaller percentage of pre-tax income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2019, we had total consolidated assets of $1.471 billion, gross loans of $1.035 billion, allowance for loan and lease losses (“ALLL”) of $12.2 million, total deposits of $1.248 billion, and shareholders’ equity of $162.1 million. We maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $32.1 million and we also held interest-bearing deposits in the amount of $30.4 million.

Available-for-sale investment securities totaled $294.1 million at March 31, 2019, compared to $257.0 million at December 31, 2018. Our investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations. During the first three months of 2019, we purchased four securities with a par value of $4.9 million and the Merchants acquisition added 231 securities with a par value of $107.4 million. During the first quarter of 2019, we sold 129 securities with a par value of $67.8 million resulting in $92 thousand in net realized gains. During the three months ended March 31, 2019, we also received $11.1 million in proceeds from principal payments, calls and maturities within the available-for-sale securities portfolio.

At March 31, 2019, our net unrealized losses on available-for-sale investment securities were $701 thousand compared to net unrealized losses of $4.3 million at December 31, 2018. The change in unrealized losses during the three months ended March 31, 2019 was driven by significant changes in market interest rates and no investments were considered other-than-temporarily impaired.

We recorded gross loan balances of $1.035 billion at March 31, 2019, compared to $946.3 million at December 31, 2018 an increase of $88.4 million. The increase in gross loans was due to $85.3 million in loans acquired from the acquisition of Merchants.

The ALLL at March 31, 2019 decreased $50 thousand to $12.2 million compared to $12.3 million at December 31, 2018. At March 31, 2019, relying on our ALLL methodology, which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, increased by $10.4 million to $14.5 million, or 1.40% of gross loans, as of March 31, 2019, compared to $4.1 million, or 0.44% of gross loans as of December 31, 2018. The increase in nonperforming loans results from one $10.9 million commercial real estate loan, which at March 31, 2019 had zero calculated impairment.

Past due loans as of March 31, 2019 decreased $1.6 million to $12.3 million, compared to $13.9 million as of December 31, 2018. The decrease in past due loans was primarily due to repayments on two commercial real estate loans for $1.2 million. We believe that risk grading for past due loans appropriately reflects the risk associated with the past due loans. See Note 4 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $15.4 million at March 31, 2019 an increase of $2.3 million compared to $13.1 million at December 31, 2018. The increase was due to $2.2 million in premises and equipment acquired from Merchants.

Our OREO balance at March 31, 2019 was $34 thousand compared to $31 thousand at December 31, 2018. For the three months ended March 31, 2019, we transferred two foreclosed properties in the amount of $34 thousand to OREO. During the three months ended March 31, 2019, we sold one property with a balance of $31 thousand for a net gain of $23 thousand.

Bank-owned life insurance increased $884 thousand during the three months ended March 31, 2019 to $23.3 million compared to $22.4 million at December 31, 2018. The increase was due to $755 thousand in bank-owned life insurance acquired from Merchants.

Other assets, which include the Bank’s investment qualified zone academy bonds, Federal Home Loan Bank of San Francisco stock, right-of-use lease asset and low-income housing tax credit partnerships totaled $28.6 million at March 31, 2019 compared to $22.5 million at December 31, 2018. The increase was due to $1.5 million in Federal Home Loan Bank of San Francisco stock acquired from Merchants and $4.0 million (net of $458 thousand recognized previously as part of the single lease cost) related to the right-of-use lease asset recorded upon the adoption of ASU No. 2016-02.

Total deposits at March 31, 2019, increased $117 million or 42% annualized to $1.248 billion compared to December 31, 2018. During the first quarter of 2019, the Merchants acquisition provided an additional $190.2 million of deposits, which are essentially unchanged at March 31, 2019. Legacy deposits have experienced their seasonal decline, of $54.2 million while $19.0 million of wholesale time deposits have matured and were not renewed.

●	Total non-maturing deposits increased $205.6 million or 24% compared to the same date a year ago and increased $98.7 million or 41% annualized compared to December 31, 2018.
●	Certificates of deposit decreased $6.0 million or 3% compared to the same date a year ago and increased $17.8 million or 47% annualized compared to December 31, 2018.

Other liabilities which include the Bank’s supplemental executive retirement plan, operating leases and funding obligation for investments in qualified affordable housing partnerships increased $4.9 million to $18.3 million as of March 31, 2019 compared to $13.4 million at December 31, 2018. The increase was due to $4.4 million operating lease liability recorded upon the adoption of ASU No. 2016-02.

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

The carrying value of our available-for-sale investment securities totaled $294.1 million at March 31, 2019, compared to $257.0 million at December 31, 2018. The Merchants acquisition added 231 securities with a par value of $107.4 million to our investment securities portfolio. During the three months ended March 31, 2019, we sold a portion of our investment securities portfolio to provide liquidity for our seasonal decline in deposit balances and our planned reduction of wholesale certificates of deposit.

The following table presents information at carrying value of the investment securities portfolio by classification and major type as of March 31, 2019 and December 31, 2018.

	March 31,	December 31,
(Amounts in thousands)	2019	2018
Available-for-sale securities: (1)
U.S. government & agencies	$46,451	$40,087
Obligations of state and political subdivisions	48,935	50,530
Residential mortgage-backed securities and collateralized mortgage obligations	171,814	138,503
Corporate securities	2,958	2,922
Commercial mortgage-backed securities	23,864	24,762
Other asset-backed securities	95	124
Total	$294,117	$256,928
(1) Available-for-sale securities are reported at fair value.

The following table presents information at amortized cost of the maturity structure of the investment portfolio at March 31, 2019.

			Maturities		Maturities
	Maturities		Over One Through		Over Five Through		Maturities
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$1,263	3.03%	$1,409	2.94%	$11,244	3.59%	$32,348	3.18%	$46,264	3.27%
Obligations of state and political subdivisions	34	5.60%	10,358	3.21%	22,774	3.36%	14,900	3.27%	48,066	3.30%
Residential mortgage-backed securities and collateralized mortgage obligations	82	3.13%	85,984	3.01%	73,756	3.02%	13,276	3.38%	173,098	3.04%
Corporate securities	—	—%	3,018	2.76%	—	—%	—	—%	3,018	2.76%
Commercial mortgage-backed securities	—	—%	1,238	2.31%	2,862	2.18%	20,177	2.65%	24,277	2.58%
Other asset-backed securities	—	—%	—	—%	—	—%	95	4.13%	95	4.13%
Total	$1,379	3.12%	$102,007	3.01%	$110,636	3.13%	$80,796	3.10%	$294,818	3.08%

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

The following table presents the composition of the loan portfolio as of March 31, 2019 and December 31, 2018.

(Amounts in thousands)	March 31,		December 31,
Loan Portfolio	2019	%	2018	%
Commercial	$149,575	14%	$135,543	14%
Commercial real estate:
Real estate - construction and land development	30,335	3	22,563	2
Real estate - commercial non-owner occupied	469,048	46	433,708	46
Real estate - commercial owner occupied	209,099	20	204,622	22
Residential real estate:
Real estate - residential - ITIN	36,145	3	37,446	4
Real estate - residential - 1-4 family mortgage	68,092	7	34,366	4
Real estate - residential - equity lines	26,162	3	26,958	3
Consumer and other	46,150	4	51,045	5
Gross loans	1,034,606	100%	946,251	100%
Deferred loan fees and costs	1,992		1,927
Loans, net of deferred fees and costs	1,036,598		948,178
Allowance for loan and lease losses	(12,242)		(12,292)
Net loans	$1,024,356		$935,886

The following table sets forth the maturity and distribution of our loan portfolio as of March 31, 2019.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$35,400	$68,953	$46,099	$150,452
Commercial real estate:
Real estate - construction and land development	5,115	8,483	16,685	30,283
Real estate - commercial non-owner occupied	8,855	110,970	348,710	468,535
Real estate - commercial owner occupied	10,081	24,292	175,943	210,316
Residential real estate:
Real estate - residential - ITIN	—	—	36,145	36,145
Real estate - residential - 1-4 family mortgage	23,993	5,231	38,980	68,204
Real estate - residential - equity lines	147	2,195	24,139	26,481
Consumer and other	744	44,428	1,010	46,182
Loans, net of deferred fees and costs	$84,335	$264,552	$687,711	$1,036,598
Loans with:
Fixed rates	$48,422	$208,207	$204,764	$461,393
Variable rates	35,913	56,345	482,947	575,205
Total	$84,335	$264,552	$687,711	$1,036,598

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

Purchased Loans

In addition to loans we have originated or acquired through whole bank acquisition, the loan portfolio includes purchased loan pools and purchased participations. Purchased loans are recorded at their fair value at the acquisition date.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the recorded investment in purchased loan pools and purchased participations at March 31, 2019 and December 31, 2018.

(Amounts in thousands)	March 31, 2019		December 31, 2018
Loan Type	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$59	—%	$66	—%
Commercial real estate	23,887	3%	29,096	3%
Residential real estate	49,710	5%	51,164	5%
Consumer and other	40,870	4%	46,049	5%
Total purchased loans	$114,526	12%	$126,375	13%

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

Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by our Chief Credit Officer. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, we do not believe there are significant time lapses for the recognition of additional provision for loan and lease losses or charge-offs from the date they become known.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our nonperforming assets as of March 31, 2019 and December 31, 2018.

(Amounts in thousands)	March 31,	December 31,
Nonperforming Assets	2019	2018
Commercial	$1,018	$959
Commercial real estate:
Real estate - commercial non-owner occupied	10,878	548
Total commercial real estate	10,878	548
Residential real estate:
Real estate - residential - ITIN	2,392	2,388
Real estate - residential - 1-4 family mortgage	182	185
Real estate - residential - equity lines	42	43
Total residential real estate	2,616	2,616
Consumer and other	23	23
Total nonaccrual loans	14,535	4,146
90 days past due and still accruing	—	—
Total nonperforming loans	14,535	4,146
Other real estate owned	34	31
Total nonperforming assets	$14,569	$4,177
Nonperforming loans to gross loans	1.40%	0.44%
Nonperforming assets to total assets	0.99%	0.32%

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

As of March 31, 2019, we had $9.4 million in troubled debt restructurings compared to $9.6 million as of December 31, 2018. As of March 31, 2019, we had 105 restructured loans that qualified as troubled debt restructurings, of which 104 loans were performing according to their restructured terms. Troubled debt restructurings represented 0.91% of gross loans as of March 31, 2019, compared to 1.01% at December 31, 2018.

Impaired loans of $6.7 million and $6.9 million were classified as accruing troubled debt restructurings at March 31, 2019 and December 31, 2018, respectively. For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of March 31, 2019 and December 31, 2018, we had one restructured commercial line of credit in nonaccrual status that had $41 thousand and $313 thousand in available credit, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of March 31, 2019 and December 31, 2018.

(Amounts in thousands)	March 31,	December 31,
Troubled Debt Restructurings	2019	2018
Accruing troubled debt restructurings
Commercial	$1,187	$1,224
Commercial real estate:
Real estate - commercial non-owner occupied	793	795
Residential real estate:
Real estate - residential - ITIN	4,342	4,484
Real estate - residential - equity lines	358	363
Total accruing troubled debt restructurings	$6,680	$6,866

Nonaccruing troubled debt restructurings
Commercial	$958	$877
Residential real estate:
Real estate - residential - ITIN	1,744	1,793
Consumer and other	23	23
Total nonaccruing troubled debt restructurings	$2,725	$2,693
Total troubled debt restructurings

Commercial	$2,145	$2,101
Commercial real estate:
Real estate - commercial non-owner occupied	793	795
Residential real estate:
Real estate - residential - ITIN	6,086	6,277
Real estate - residential - equity lines	358	363
Consumer and other	23	23
Total troubled debt restructurings	$9,405	$9,559

Total troubled debt restructurings to gross loans outstanding at period end	0.91%	1.01%

Allowance for Loan and Lease Losses

The ALLL at March 31, 2019 decreased $50 thousand to $12.2 million compared to $12.3 million at December 31, 2018. The nonaccrual status of a $10.9 million commercial real estate loan has resulted in a deterioration in our asset quality metrics. However, no calculated impairment reserve on this loan is indicated and no provision for loan and lease losses was necessary for the quarter. There was no provision for loan and lease losses during the prior quarter or during the same quarter a year ago.

We recorded net loan loss charge-offs of $50 thousand for the three months ended March 31, 2019 compared to net loan loss recoveries of $367 thousand for the year ended December 31, 2018. Charge-offs of $348 thousand were partially offset by recoveries totaling $298 thousand during the three months ended March 31, 2019 The loans acquired from Merchants were recorded at fair value, which included a discount for credit loss adjustments, which is not a part of the ALLL. As a result, our ALLL as a percentage of gross loans declined to 1.18% as of March 31, 2019 compared to 1.37% as of March 31, 2018 and 1.30% as of December 31, 2018.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the ALLL roll forward for the three months ended March 31, 2019, twelve months ended December 31, 2018 and the three months ended March 31, 2018. This table also includes impaired loan information at March 31, 2019, December 31, 2018 and March 31, 2018.

	For The Three Months Ended	For The Twelve Months Ended	For The Three Months Ended
(Amounts in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Beginning balance ALLL	$12,292	$11,925	$11,925
Provision for loan and lease loss charged to expense	—	—	—
Loans charged off	(348)	(1,248)	(390)
Loan and lease loss recoveries	298	1,615	760
Ending balance ALLL	$12,242	$12,292	$12,295

	At March 31, 2019	At December 31, 2018	At March 31, 2018
Nonaccrual loans:
Commercial	$1,018	$959	$1,109
Real estate - commercial non-owner occupied	10,878	548	—
Real estate - residential - ITIN	2,392	2,388	2,839
Real estate - residential - 1-4 family mortgage	182	185	188
Real estate - residential - equity lines	42	43	45
Consumer and other	23	23	35
Total nonaccrual loans	14,535	4,146	4,216
Accruing troubled-debt restructured loans:
Commercial	1,187	1,224	1,516
Real estate - commercial non-owner occupied	793	795	800
Real estate - residential - ITIN	4,342	4,484	4,554
Real estate - residential - equity lines	358	363	376
Total accruing restructured loans	6,680	6,866	7,246

All other accruing impaired loans	—	—	—
Total impaired loans	$21,215	$11,012	$11,462

Gross loans outstanding	$1,034,606	$946,251	$900,420

Ratio of ALLL to gross loans outstanding	1.18%	1.30%	1.37%
Nonaccrual loans to gross loans outstanding	1.40%	0.44%	0.47%

As of March 31, 2019, impaired loans totaled $21.2 million, of which $14.5 million were in nonaccrual status. The increase in loans, nonaccrual loans and loans classified as impaired results from one $10.9 million commercial real estate loan, which at March 31, 2019 had zero calculated impairment. Of the total impaired loans, $6.7 million or 103 were ITIN loans with an average balance of approximately $65 thousand. The remaining impaired loans consist of seven commercial loans, two commercial real estate loans, one residential mortgage, eight home equity loans and one consumer loan.

At March 31, 2019, impaired loans had a corresponding specific allowance of $1.4 million. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

The following table sets forth the allocation of the ALLL as of March 31, 2019 and December 31, 2018.

(Amounts in thousands)	March 31, 2019		December 31, 2018
ALLL	Amount	% Loan Category	Amount	% Loan Category
Commercial	$2,479	20%	$2,205	18%
Commercial real estate:
Real estate - construction and land development	134	1	107	1
Real estate - commercial non-owner occupied	5,050	42	5,169	42
Real estate - commercial owner occupied	1,772	14	1,840	15
Residential real estate:
Real estate - residential - ITIN	706	6	660	5
Real estate - residential - 1-4 family mortgage	164	1	162	1
Real estate - residential - equity lines	341	3	351	3
Consumer and other	1,056	9	1,356	11
Unallocated	540	4	442	4
Total ALLL	$12,242	100%	$12,292	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2019 and December 31, 2018, the unallocated allowance amount represented 4% of the ALLL. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reserve for Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $595 thousand and $695 thousand at March 31, 2019 and December 31, 2018. The decrease in the reserve was primarily due to a reduction in our unfunded commitments. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision adjustment is recorded in Other Expenses in the Consolidated Statements of Income.

Deposits

Total deposits as of March 31, 2019 were $1.248 billion compared to $1.132 billion at December 31, 2018, an increase of $117 million or 42% annualized. The following table presents the deposit balances by major category as of March 31, 2019, and December 31, 2018.

(Amounts in thousands)	March 31, 2019		December 31, 2018
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$385,696	31%	$347,199	31%
Interest-bearing demand	241,292	19	252,202	22
Money market	311,853	25	265,093	23
Savings	139,237	11	114,840	10
Certificates of deposit, $100,000 or greater	135,651	11	119,376	11
Certificates of deposit, less than $100,000	34,565	3	33,006	3
Total	$1,248,294	100%	$1,131,716	100%

During the first quarter of 2019, Merchants Holding Company acquisition provided an additional $190.2 million of deposits, which are essentially unchanged at March 31, 2019. As illustrated in the following table, legacy deposits have experienced their seasonal decline, while wholesale time deposits have matured and were not renewed.

	Legacy Deposits	Acquired Merchants Deposits	Change In	Deposits
	At December 31,	At March 31,	Legacy Deposits	At March 31,
(Amounts in thousands)	2018	2019	Deposits	2019
Demand - noninterest-bearing	$347,199	$49,892	$(11,395)	$385,696
Demand - interest-bearing	252,202	28,344	(39,254)	241,292
Money market	265,093	46,321	439	311,853
Total demand	864,494	124,557	(50,210)	938,841

Savings	114,840	28,386	(3,989)	139,237
Total non-maturing deposits	979,334	152,943	(54,199)	1,078,078

Certificates of deposit	152,382	36,863	(19,029)	170,216
Total deposits	$1,131,716	$189,806	$(73,228)	$1,248,294

The following table sets forth the distribution of our year-to-date average daily balances for deposits and their respective average rates for the three months ended March 31, 2019, and the year ended December 31, 2018.

	For the Three Months Ended March 31, 2019		For the Year Ended December 31, 2018
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$243,376	0.21%	$238,328	0.17%
Money market	293,396	0.40%	250,685	0.26%
Savings	131,081	0.34%	109,025	0.26%
Certificates of deposit	167,463	1.19%	168,183	1.14%
Interest-bearing deposits	835,316	0.49%	766,221	0.43%
Noninterest-bearing demand	388,410		332,197
Total deposits	$1,223,726	0.34%	$1,098,418	0.24%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit Maturity Schedule

The following table sets forth the maturities of certificates of deposit in amounts of $100,000 or more as of March 31, 2019.

(Amounts in thousands)	March 31,
Maturing in:	2019
Three months or less	$32,956
Three through six months	21,943
Six through twelve months	19,643
Over twelve months	61,109
Total	$135,651

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

Included in our certificates of deposit balances are $1.7 million of subscription time deposits obtained in years past through online deposit listing services. We no longer utilize online deposit listing services. As they mature, these listing service deposits are not being renewed.

Borrowings

The following table sets forth the distribution of our year-to-date average daily balances for borrowings and their respective average rates for the three months ended March 31, 2019, and the year ended December 31, 2018.

	For the Three Months Ended March 31, 2019		For the Year Ended December 31, 2018
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Federal Home Loan Bank of San Francisco borrowings	$8,778	2.54%	$22,466	1.94%
Other borrowings, net	12,889	7.52%	15,143	7.11%
Junior subordinated debentures	10,310	4.44%	10,310	3.73%
Total borrowings	$31,977	5.16%	$47,919	3.96%

Term Debt

At March 31, 2019, we had term debt outstanding with a carrying value of $32.5 million compared to $13.4 million at December 31, 2018. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of March 31, 2019, the Bank had $20.0 million in Federal Home Loan Bank of San Francisco advances outstanding. There were no Federal Home Loan Bank of San Francisco advances outstanding at December 31, 2018. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the three months ended March 31, 2019 and the year ended December 31, 2018 was $8.8 million and $22.5 million, respectively. See Note 6 Term Debt in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings.

Senior Debt

In December of 2015, we entered into a senior debt loan agreement to borrow $10.0 million. The debt is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce, matures in 2020, and at March 31, 2019, had a balance of $2.6 million net of unamortized debt issuance costs. Interest on the senior debt is paid at a variable rate equal to three month LIBOR plus 400 basis points resetting monthly. The effective interest rate at March 31, 2019, was 6.61%.

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The Subordinated Debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the Subordinated Debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points resetting quarterly. At March 31, 2019, the Subordinated Debt had a balance of $9.9 million net of unamortized debt issuance costs. The notes are due in 2025.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July of 2005, we participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at a rate equal to three month LIBOR plus 158 basis points (4.19% at March 31, 2019).

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

LIQUIDITY AND CASH FLOW

Redding Bank of Commerce

On January 31, 2019, we completed the acquisition of Merchants Holding Company located in Sacramento California. The transaction was attractive to us because it expanded our presence in the Sacramento market, provided a new source of low cost core deposits and a quality loan portfolio. The acquisition also provided approximately $104.5 million of additional liquidity ($119.8 cash and investment securities less $15.3 million paid to Merchants shareholders). During the current quarter, we sold $67.8 million of investment securities to provide liquidity for our seasonal decline in deposit balances and our planned reduction of wholesale certificates of deposit.

The principal objective of our liquidity management program is to maintain our ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds on deposit or to draw upon their credit facilities.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of our total deposits at March 31, 2019 and December 31, 2018.

In addition to liquidity provided by core deposits, loan repayments and cash flows from securities, the Bank can borrow on established conditional federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank, or issue subscription / brokered certificates of deposit.

At March 31, 2019, the Bank has the following credit arrangements:

●

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $372.2 million; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	We have an available line of credit with the Federal Reserve Bank of $23.6 million subject to collateral requirements, namely the amount of pledged loans.
●

We have entered into nonbinding federal funds line of credit agreements with three financial institutions. The available credit on these lines totaled $35.0 million at March 31, 2019 and had interest rates ranging from 2.64% to 3.44%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own cash liquidity. The principal source of cash is dividends received from the Bank and during the first quarter of 2019, the Bank paid a dividend of $2.5 million to the Holding Company. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company in the future.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $3.3 million was provided by operating activities during the three months ended March 31, 2019. The primary difference between net income and cash provided by operating activities was non-cash items including depreciation, accretion and amortization totaling $619 thousand.

Net cash of $67.1 million provided by investing activities consisted principally of $67.4 million in proceeds from sale of investment securities and $11.1 million in proceeds from maturities and payments of investment securities partially offset by $5.2 million in purchases of investment securities and $2.9 million in net loan originations and $2.9 million of net cash paid for the acquisition of Merchants.

Net cash of $55.2 million used in financing activities principally consisted of:

●	$53.5 million decrease in deposits excluding $152.2 million in deposits provided by the acquisition of Merchants,
●	$20.2 million decrease in certificates excluding $38.0 million in certificates provided by the acquisition of Merchants,
●	$19.1 million increase in net term debt.

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

The minimum capital requirements plus the conservation buffer exceeds the well-capitalized thresholds by 0.5 percentage points. This 0.5-percentage-point cushion allows institutions to dip into a portion of their capital conservation buffer before reaching a status that is considered less than well capitalized for prompt corrective action purposes.

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

CAPITAL ADEQUACY

Overall capital adequacy is monitored on a day-to-day basis by management and reported to our Board of Directors on a monthly basis. Our regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Based on management’s review and analysis of Basel III and the Crapo Bill, management believes that the Holding Company and the Bank will exceed the standards under these rules.

As of March 31, 2019, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action as revised by Basel III. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of March 31, 2019, are presented in the following table.

	March 31, 2019
			Well	Minimum	Capital	Minimum Capital
		Actual	Capitalized	Capital	Conservation	Ratio plus Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement	Buffer	Conservation Buffer
Holding Company:
Common Equity Tier 1 Capital Ratio	$145,959	12.40%	n/a	4.50%	2.50%	7.00%
Tier 1 Capital Ratio	$155,959	13.25%	n/a	6.00%	2.50%	8.50%
Total Capital Ratio	$178,796	15.19%	n/a	8.00%	2.50%	10.50%
Tier 1 Leverage Ratio	$155,959	11.05%	n/a	4.00%	n/a	4.00

Bank:
Common Equity Tier 1 Capital Ratio	$164,538	13.98%	6.50%	4.50%	2.50%	7.00%
Tier 1 Capital Ratio	$164,538	13.98%	8.00%	6.00%	2.50%	8.50%
Total Capital Ratio	$177,374	15.08%	10.00%	8.00%	2.50%	10.50%
Tier 1 Leverage Ratio	$164,538	11.66%	5.00%	4.00%	n/a	4.00

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1a - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018 for further detail on potential risks relating to the Subordinated Notes.

We have recorded core deposit intangibles of $6.1 million and goodwill of $11.7 million. When calculating capital ratios, goodwill and core deposit intangibles are subtracted from Tier 1 capital. Both of these intangible assets are subtracted from tangible equity as part of the calculation of tangible book value per share.

Capital ratios for the Holding Company include the benefit of $19.6 million from issuing 1,834,142 shares of common stock during the current quarter as part of our acquisition of Merchants.

Cash Dividends and Payout Ratios per Common Share

During the quarters ended June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019, we declared quarterly cash dividends of $0.04 per common share. During the quarter ended March 31, 2018, we declared cash dividends of $0.03 per common share.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Dividends declared per common share	$0.04	$0.03
Dividend payout ratio	31%	15%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of March 31, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of March 31, 2019, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first three months of 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a. Risk Factors

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2018, filed with the SEC on March 12, 2019.

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: May 3, 2019	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)