Form 10-Q
period 2019-06-30
Bank of Commerce Holdings
filed 2019-08-02
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Outstanding shares of Common Stock, no par value, as of July 24, 2019 18,213,886:

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

June 30, 2019 and December 31, 2018

	June 30,	December 31,
(Amounts in thousands, except share information)	2019	2018
Assets:
Cash and due from banks	$21,306	$23,692
Interest-bearing deposits in other banks	19,319	23,673
Total cash and cash equivalents	40,625	47,365

Securities available-for-sale, at fair value	285,819	256,928

Loans, net of deferred fees and costs	1,038,729	948,178
Allowance for loan and lease losses	(12,445)	(12,292)
Net loans	1,026,284	935,886

Premises and equipment, net	15,836	13,119
Other real estate owned	—	31
Life insurance	23,449	22,410
Deferred tax asset, net	4,791	7,039
Goodwill and core deposit intangible, net	16,900	1,841
Other assets	28,282	22,485
Total assets	$1,441,986	$1,307,104

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$397,349	$347,199
Demand - interest-bearing	238,175	252,202
Money market	300,847	265,093
Savings	138,591	114,840
Certificates of deposit	160,556	152,382
Total deposits	1,235,518	1,131,716

Term debt:
Other borrowings	10,000	13,496
Less unamortized debt issuance costs	(67)	(91)
Net term debt	9,933	13,405

Junior subordinated debentures	10,310	10,310
Other liabilities	18,372	13,352
Total liabilities	1,274,133	1,168,783

Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: issued and outstanding - 18,213,886 as of June 30, 2019 and 16,333,502 as of December 31, 2018	72,087	52,284
Retained earnings	93,363	89,045
Accumulated other comprehensive income (loss), net of tax	2,403	(3,008)
Total shareholders' equity	167,853	138,321
Total liabilities and shareholders' equity	$1,441,986	$1,307,104

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

For the three and six months ended June 30, 2019 and 2018

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share information)	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$12,847	$11,164	$24,878	$21,893
Interest on taxable securities	1,733	1,278	3,497	2,487
Interest on tax-exempt securities	328	413	715	876
Interest on interest-bearing deposits in other banks	219	135	464	264
Total interest income	15,127	12,990	29,554	25,520
Interest expense:
Interest on demand - interest-bearing	129	80	255	169
Interest on money market	380	135	669	267
Interest on savings	123	64	234	123
Interest on certificates of deposit	497	488	987	983
Interest on Federal Home Loan Bank of San Francisco borrowings	192	267	247	314
Interest on other borrowings	201	279	440	560
Interest on junior subordinated debentures	110	97	223	179
Total interest expense	1,632	1,410	3,055	2,595
Net interest income	13,495	11,580	26,499	22,925
Provision for loan and lease losses	—	—	—	—
Net interest income after provision for loan and lease losses	13,495	11,580	26,499	22,925
Noninterest income:
Service charges on deposit accounts	187	175	355	351
ATM and point of sale fees	318	300	583	566
Fees on payroll and benefit processing	157	146	328	315
Life insurance	155	127	284	256
Gain on sale of investment securities, net	33	4	125	40
Federal Home Loan Bank of San Francisco dividends	124	95	245	175
Gain on sale of OREO	18	—	41	16
Other income	108	115	196	225
Total noninterest income	1,100	962	2,157	1,944
Noninterest expense:
Salaries and related benefits	5,146	4,513	10,875	9,368
Premises and equipment	945	1,016	1,937	2,087
Federal Deposit Insurance Corporation insurance premium	95	93	195	189
Data processing fees	621	471	1,180	903
Professional service fees	535	314	838	659
Telecommunications	180	178	353	394
Acquisition costs	376	—	2,306	—
Other expenses	1,713	1,086	2,850	2,104
Total noninterest expense	9,611	7,671	20,534	15,704
Income before provision for income taxes	4,984	4,871	8,122	9,165
Provision for income taxes	1,340	1,253	2,172	2,306
Net income	$3,644	$3,618	$5,950	$6,859

Earnings per share - basic	$0.20	$0.22	$0.33	$0.42
Weighted average shares - basic	18,134	16,245	17,816	16,237
Earnings per share - diluted	$0.20	$0.22	$0.33	$0.42
Weighted average shares - diluted	18,194	16,325	17,878	16,319

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and six months ended June 30, 2019 and 2018

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2019	2018	2019	2018
Net income	$3,644	$3,618	$5,950	$6,859

Available-for-sale securities:
Unrealized gains (losses) arising during the period	4,145	(984)	7,806	(4,391)
Income taxes	(1,225)	291	(2,307)	1,298
Change in unrealized gains (losses), net of tax	2,920	(693)	5,499	(3,093)

Reclassification adjustment for realized gains included in net income	(33)	(4)	(125)	(40)
Income taxes	10	1	37	11
Realized gains, net of tax	(23)	(3)	(88)	(29)
Net increase (decrease) in unrealized gains (losses) on available-for-sale securities	2,897	(696)	5,411	(3,122)
Other comprehensive income (loss)	2,897	(696)	5,411	(3,122)
Comprehensive income – Bank of Commerce Holdings	$6,541	$2,922	$11,361	$3,737

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2018 and six months ended June 30, 2019 (Unaudited)

				Accumulated
				Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss) Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2018	16,272	$51,830	$75,700	$(266)	$127,264
Net income	—	—	3,241	—	3,241
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	52	(52)	—
Other comprehensive loss, net of tax	—	—	—	(2,426)	(2,426)
Comprehensive income	—	—	—	—	815
Dividend declared on common stock ($0.03 per share)	—	—	(486)	—	(486)
Stock compensation grants	5	45	—	—	45
Restricted stock granted, net	20	—	—	—	—
Stock options exercised	19	113	—	—	113
Compensation expense associated with stock options	—	3	—	—	3
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	(32)	—	—	(32)
Balance at March 31, 2018	16,316	$51,959	$78,507	$(2,744)	$127,722
Net income	—	—	3,618	—	3,618
Other comprehensive loss, net of tax	—	—	—	(696)	(696)
Comprehensive income	—	—	—	—	2,922
Dividend declared on common stock ($0.04 per share)	—	—	(650)	—	(650)
Stock options exercised	2	10	—	—	10
Compensation expense associated with stock options	—	2	—	—	2
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	72	—	—	72
Balance at June 30, 2018	16,318	$52,043	$81,475	$(3,440)	$130,078
Net income	—	—	4,032	—	4,032
Other comprehensive loss, net of tax	—	—	—	(639)	(639)
Comprehensive income	—	—	—	—	3,393
Dividend declared on common stock ($0.04 per share)	—	—	(650)	—	(650)
Stock options exercised	12	74	—	—	74
Compensation expense associated with stock options	—	3	—	—	3
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	71	—	—	71
Balance at September 30, 2018	16,330	$52,191	$84,857	$(4,079)	$132,969
Net income	—	—	4,839	—	4,839
Other comprehensive income, net of tax	—	—	—	1,071	1,071
Comprehensive income	—	—	—	—	5,910
Dividend on common stock ($0.04 per share)	—	—	(651)	—	(651)
Stock options exercised	4	19	—	—	19
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	74	—	—	74
Balance at December 31, 2018	16,334	$52,284	$89,045	$(3,008)	$138,321

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

				Accumulated
				Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss) Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2019	16,334	$52,284	$89,045	$(3,008)	$138,321
Net income	—	—	2,306	—	2,306
Other comprehensive income, net of tax	—	—	—	2,514	2,514
Comprehensive income	—	—	—	—	4,820
Dividend declared on common stock ($0.04 per share)	—	—	(725)	—	(725)
Stock issued for Merchants acquisition	1,834	19,606	—	—	19,606
Stock compensation grants	6	58	—	—	58
Restricted stock granted, net	31	—	—	—	—
Stock options exercised	8	40	—	—	40
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	(22)	—	—	(22)
Balance at March 31, 2019	18,213	$71,966	$90,626	$(494)	$162,098
Net income	—	—	3,644	—	3,644
Other comprehensive income, net of tax	—	—	—	2,897	2,897
Comprehensive income	—	—	—	—	6,541
Dividend declared on common stock ($0.05 per share)	—	—	(907)	—	(907)
Restricted stock granted, net	1	—	—	—	—
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	121	—	—	121
Balance at June 30, 2019	18,214	$72,087	$93,363	$2,403	$167,853

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2019 and June 30, 2018

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2019	2018
Cash flows from operating activities:
Net income	$5,950	$6,859
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for unfunded commitments	(100)	—
Provision for depreciation and amortization	741	945
Amortization of core deposit intangible	337	110
Amortization of debt issuance costs	24	23
Compensation expense associated with stock options	—	5
Compensation expense associated with restricted stock	193	143
Tax benefits from vesting of restricted stock	(6)	(35)
Net gain on sale or call of securities	(125)	(40)
Amortization of investment premiums and accretion of discounts, net	677	963
Amortization of premiums and accretion of discounts on acquired loans, net	(299)	(343)
Gain on disposal of fixed assets	—	(5)
Gain on sale of OREO	(41)	(16)
Increase in cash surrender value of life insurance	(284)	(256)
Increase (decrease) in deferred compensation and salary continuation plans	19	(36)
Increase in deferred loan fees and costs	(78)	(53)
Decrease in other assets	884	386
Decrease in other liabilities	(28)	(767)
Net cash provided by operating activities	7,864	7,883

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	24,616	14,662
Proceeds from sale of available-for-sale securities	85,740	20,505
Purchases of available-for-sale securities	(24,778)	(21,501)
Investment in qualified affordable housing partnerships	—	(31)
Net purchase of Federal Home Loan Bank of San Francisco stock	(34)	(1,355)
Loan originations, net of principal repayments	(22,929)	(61,096)
Net repayment on loan pools	18,171	4,781
Purchase of premises and equipment	(1,262)	(227)
Proceeds from the sale of OREO	87	51
Acquisition of Merchants Holding Company, net of cash paid	(2,875)	—
Net cash provided (used) by investing activities	76,736	(44,211)

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2019	2018
Cash flows from financing activities:
Net decrease in demand, money market and savings	$(56,585)	$(25,873)
Net decrease in certificates of deposit	(29,829)	(22,330)
Advances on term debt	180,000	210,000
Repayment of term debt	(183,496)	(151,800)
Proceeds from stock options exercised	40	123
Cash paid for shares surrendered for tax-withholding purposes	(94)	(103)
Cash dividends paid on common stock	(1,376)	(973)
Net cash (used) provided by financing activities	(91,340)	9,044

Net decrease in cash and cash equivalents	(6,740)	(27,284)
Cash and cash equivalents at beginning of year	47,365	66,970
Cash and cash equivalents at end of period	$40,625	$39,686

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the six months ended June 30, 2019 and June 30, 2018

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2019	2018
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$2,562	$2,725
Interest	$3,033	$2,560
Operating leases	$432	$419
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$15	$140

Unrealized gain (loss) on investment securities available-for-sale	$7,681	$(4,431)
Changes in net deferred tax asset related to changes in unrealized (gain) loss on investment securities available-for-sale	(2,270)	1,309
Changes in accumulated other comprehensive income due to unrealized gain (loss) on investment securities available-for-sale, net of tax	$5,411	$(3,122)

Reclassification of accumulated other comprehensive income due to tax rate change	$—	$52

Supplemental disclosures of non cash financing activities:
Stock issued under employee plans	$58	$45
Cash dividend declared on common shares and payable after period-end	$907	$650
Right-of-use lease asset recorded on adoption of ASU No. 2016-02	$3,998	$—
Lease liability recorded on adoption of ASU No. 2016-02	$4,363	$—
Transactions related to the acquisition of Merchants Holding Company:
Assets acquired - fair value	$215,018	$—
Goodwill	$11,043	$—
Liabilities assumed - fair value	$191,154	$—

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Merchants Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) and for Bank of Commerce Mortgage (inactive). As previously announced, the Bank, which previously operated under three separate names, changed its name for all operations to Merchants Bank of Commerce effective May 20, 2019. We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 are derived from the unaudited interim consolidated financial statements, audited consolidated financial statements, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2019 and December 31, 2018, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. We have not consolidated the accounts of the Trust in our Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”), Consolidation (“ASC 810”). We are not considered the primary beneficiary of the Trust (variable interest entity). As a result, the junior subordinated debentures issued by the Holding Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

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

Methods and timing of adoption – For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July of 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842). The standard contained improvements to ASU No. 2016-02 that permitted presentation on a prospective basis.

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

NOTE 2. COMMON STOCK OUTSTANDING AND EARNINGS PER SHARE

On January 31, 2019, we issued 1,834,142 shares of common stock, and paid $15.3 million in cash for our acquisition of Merchants Holding Company (“Merchants”) at which point, Merchants shareholders held, in the aggregate, approximately 10% of our outstanding common stock. See Note 10 Acquisition in these Notes to Consolidated Financial Statements for additional information on the acquisition

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Basic earnings per share excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock awards which do not have voting rights or share in dividends. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Holding Company. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

The following is a computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands, except per share information)	June 30,		June 30,
Earnings Per Share	2019	2018	2019	2018
Numerators:
Net income	$3,644	$3,618	$5,950	$6,859
Denominators:
Weighted average number of common shares outstanding - basic (1)	18,134	16,245	17,816	16,237
Effect of potentially dilutive common shares (2)	60	80	62	82
Weighted average number of common shares outstanding - diluted	18,194	16,325	17,878	16,319
Earnings per common share:
Basic	$0.20	$0.22	$0.33	$0.42
Diluted	$0.20	$0.22	$0.33	$0.42
Anti-dilutive options not included in diluted earnings per share calculation	—	—	—	—
Anti-dilutive restricted shares not included in diluted earnings per share calculation	—	—	—	—
(1) Excludes unvested restricted shares because they do not have dividend or voting rights
(2) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

NOTE 3. SECURITIES

The following tables present the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of June 30, 2019, and December 31, 2018.

	As of June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$44,334	$531	$(28)	$44,837
Obligations of state and political subdivisions	43,585	1,434	(16)	45,003
Residential mortgage-backed securities and collateralized mortgage obligations	166,683	2,068	(666)	168,085
Corporate securities	3,014	—	(36)	2,978
Commercial mortgage-backed securities	24,744	260	(136)	24,868
Other asset-backed securities	48	—	—	48
Total	$282,408	$4,293	$(882)	$285,819

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$40,215	$202	$(330)	$40,087
Obligations of state and political subdivisions	50,037	1,082	(589)	50,530
Residential mortgage-backed securities and collateralized mortgage obligations	142,355	129	(3,981)	138,503
Corporate securities	3,022	—	(100)	2,922
Commercial mortgage-backed securities	25,446	17	(701)	24,762
Other asset-backed securities	123	1	—	124
Total	$261,198	$1,431	$(5,701)	$256,928

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the expected maturities of investment securities at June 30, 2019.

	Available-For-Sale
(Amounts in thousands)	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$3,894	$3,895
After one year through five years	125,541	127,308
After five years through ten years	84,830	85,406
After ten years	68,143	69,210
Total	$282,408	$285,819

The amortized cost and fair value of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

At June 30, 2019 and December 31, 2018 securities with a fair value of $74.3 million and $68.8 million, respectively, were pledged as collateral to secure public fund deposits, Federal Home Loan Bank of San Francisco borrowings and for other purposes as required by law.

The following table presents the cash proceeds from sales of investment securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2019	2018	2019	2018
Proceeds from sales of investment securities	$18,338	$1,107	$85,740	$20,505

Gross realized gains on sales of investment securities:
U.S. government & agencies	$6	$—	$39	$—
Obligations of state and political subdivisions	115	4	294	156
Residential mortgage-backed securities and collateralized mortgage obligations	16	—	64	—
Commercial mortgage-backed securities	2	—	2	—
Total gross realized gains on sales of investment securities	139	4	399	156

Gross realized losses on sales of investment securities:
U.S. government & agencies	—	—	(4)	—
Obligations of state and political subdivisions	(12)	—	(90)	(71)
Residential mortgage-backed securities and collateralized mortgage obligations	(64)	—	(149)	—
Commercial mortgage-backed securities	(30)	—	(31)	—
Other asset-backed securities	—	—	—	(45)
Total gross realized losses on sales of investment securities	(106)	—	(274)	(116)
Gain on sales of investment securities, net	$33	$4	$125	$40

Investment securities that were in an unrealized loss position as of June 30, 2019 and December 31, 2018 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of June 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$3,462	$(22)	$1,958	$(6)	$5,420	$(28)
Obligations of states and political subdivisions	409	(1)	2,070	(15)	2,479	(16)
Residential mortgage-backed securities and collateralized mortgage obligations	4,811	(11)	56,087	(655)	60,898	(666)
Corporate securities	—	—	2,978	(36)	2,978	(36)
Commercial mortgage-backed securities	—	—	8,812	(136)	8,812	(136)
Total temporarily impaired securities	$8,682	$(34)	$71,905	$(848)	$80,587	$(882)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
U.S. government & agencies	$7,223	$(39)	$12,274	$(291)	$19,497	$(330)
Obligations of states and political subdivisions	5,545	(40)	16,320	(549)	21,865	(589)
Residential mortgage-backed securities and collateralized mortgage obligations	21,791	(183)	93,038	(3,798)	114,829	(3,981)
Corporate securities	—	—	2,922	(100)	2,922	(100)
Commercial mortgage-backed securities	1,548	(7)	20,176	(694)	21,724	(701)
Total temporarily impaired securities	$36,107	$(269)	$144,730	$(5,432)	$180,837	$(5,701)

At June 30, 2019 and December 31, 2018, the number of securities that were in an unrealized loss position was 69 and 163, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Our Investment Policy requires securities at the time of purchase to be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies. Management monitors the published credit ratings of our investment portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, we have no plans to sell the securities before the recovery of their amortized cost, and the Bank has the ability to hold the securities to maturity these investments are not considered other-than-temporarily impaired.

The following table presents the characteristics of our securities that are in unrealized loss positions at June 30, 2019 and December 31, 2018.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	June 30, 2019 and December 31, 2018
U.S. government & agencies	Direct obligations of the U.S. Government or obligations guaranteed by U.S. Government agencies.
Obligations of states and political subdivisions	General obligation issuances or revenue securities secured by revenues from specific sources issued by municipalities and political subdivisions located within the U.S.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at June 30, 2019 and December 31, 2018, 82% and 66% were issued or guaranteed by U.S. government sponsored entities, respectively.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at June 30, 2019 and December 31, 2018, 95% and 90% were issued or guaranteed by U.S. government sponsored entities, respectively.

Other asset-backed securities	Obligations secured by high quality loans with good credit enhancements issued by non-governmental issuers.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. LOANS

Outstanding loan balances consisted of the following at June 30, 2019, and December 31, 2018.

(Amounts in thousands)	June 30,	December 31,
Loan Portfolio	2019	2018
Commercial	$152,303	$135,543
Commercial real estate:
Real estate - construction and land development	37,685	22,563
Real estate - commercial non-owner occupied	468,706	433,708
Real estate - commercial owner occupied	210,711	204,622
Residential real estate:
Real estate - residential - Individual Tax Identification Number (“ITIN”)	35,162	37,446
Real estate - residential - 1-4 family mortgage	67,092	34,366
Real estate - residential - equity lines	23,656	26,958
Consumer and other	41,409	51,045
Gross loans	1,036,724	946,251
Deferred fees and costs	2,005	1,927
Loans, net of deferred fees and costs	1,038,729	948,178
Allowance for loan and lease losses	(12,445)	(12,292)
Net loans	$1,026,284	$935,886

Certain loans are pledged as collateral for lines of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. Pledged loans totaled $517.6 million and $490.2 million at June 30, 2019 and December 31, 2018, respectively.

When we purchase loans, they are typically purchased at a discount to enhance yield and compensate for credit risk. We have no purchased credit impaired loans as of June 30, 2019, and December 31, 2018. Gross loan balances in the table above include net purchase discounts of $1.9 million and $2.5 million as of June 30, 2019, and December 31, 2018.

Gross loan balances in the table above at June 30, 2019 include a fair value discount of $2.0 million for loans acquired from Merchants during the first quarter of 2019. We recorded $195 thousand and $243 thousand in accretion of the discount for these loans during the three and six months ended June 30, 2019, respectively.

Past Due Loans

Past due loans (gross), segregated by loan portfolio were as follows, as of June 30, 2019, and December 31, 2018.

							Recorded
(Amounts in thousands)	30-59	60-89	90 or Greater				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
June 30, 2019	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$31	$56	$—	$87	$152,216	$152,303	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	37,685	37,685	—
Real estate - commercial non-owner occupied	10,315	374	—	10,689	458,017	468,706	—
Real estate - commercial owner occupied	—	—	—	—	210,711	210,711	—
Residential real estate:
Real estate - residential - ITIN	200	181	213	594	34,568	35,162	—
Real estate - residential - 1-4 family mortgage	—	—	—	—	67,092	67,092	—
Real estate - residential - equity lines	165	—	—	165	23,491	23,656	—
Consumer and other	164	41	—	205	41,204	41,409	—
Total	$10,875	$652	$213	$11,740	$1,024,984	$1,036,724	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

							Recorded
(Amounts in thousands)	30-59	60-89	90 or Greater				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2018	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$135,543	$135,543	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	22,563	22,563	—
Real estate - commercial non-owner occupied	10,878	—	548	11,426	422,282	433,708	—
Real estate - commercial owner occupied	688	—	—	688	203,934	204,622	—
Residential real estate:
Real estate - residential - ITIN	184	279	259	722	36,724	37,446	—
Real estate - residential - 1-4 family mortgage	—	—	185	185	34,181	34,366	—
Real estate - residential - equity lines	90	—	—	90	26,868	26,958	—
Consumer and other	534	263	—	797	50,248	51,045	—
Total	$12,374	$542	$992	$13,908	$932,343	$946,251	$—

Nonaccrual Loans

Nonaccrual loans, segregated by loan portfolio, were as follows as of June 30, 2019 and December 31, 2018.

(Amounts in thousands)	June 30,	December 31,
Nonaccrual Loans	2019	2018
Commercial	$194	$959
Commercial real estate:
Real estate - commercial non-owner occupied	10,690	548
Residential real estate:
Real estate - residential - ITIN	2,389	2,388
Real estate - residential - 1-4 family mortgage	217	185
Real estate - residential - equity lines	—	43
Consumer and other	22	23
Total	$13,512	$4,146

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $229 thousand and $43 thousand for the three months ended June 30, 2019 and 2018, respectively. We would have recognized additional interest income, net of tax, of approximately $376 thousand and $84 thousand for the six months ended June 30, 2019 and 2018, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. The following tables summarize impaired loans by loan portfolio as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$227	$522	$—
Commercial real estate:
Real estate - commercial non-owner occupied	10,690	11,136	—
Residential real estate:
Real estate - residential - ITIN	6,227	7,917	—
Real estate - residential - 1-4 family mortgage	217	324	—
Total with no related allowance recorded	$17,361	$19,899	$—

With an allowance recorded:
Commercial	$1,059	$1,060	$385
Commercial real estate:
Real estate - commercial non-owner occupied	791	791	169
Residential real estate:
Real estate - residential - ITIN	462	462	45
Real estate - residential - equity lines	242	242	121
Consumer and other	22	22	7
Total with an allowance recorded	$2,576	$2,577	$727

By loan portfolio:
Commercial	$1,286	$1,582	$385
Commercial real estate	11,481	11,927	169
Residential real estate	7,148	8,945	166
Consumer and other	22	22	7
Total impaired loans	$19,937	$22,476	$727

	As of December 31, 2018
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$51	$69	$—
Commercial real estate:
Real estate - commercial non-owner occupied	548	548	—
Residential real estate:
Real estate - residential - ITIN	6,138	7,676	—
Real estate - residential - 1-4 family mortgage	185	223	—
Real estate - residential - equity lines	43	48	—
Total with no related allowance recorded	$6,965	$8,564	$—

With an allowance recorded:
Commercial	$2,132	$2,256	$748
Commercial real estate:
Real estate - commercial non-owner occupied	795	795	209
Residential real estate:
Real estate - residential - ITIN	734	772	91
Real estate - residential - equity lines	363	363	182
Consumer and other	23	23	7
Total with an allowance recorded	$4,047	$4,209	$1,237

By loan portfolio:
Commercial	$2,183	$2,325	$748
Commercial real estate	1,343	1,343	209
Residential real estate	7,463	9,082	273
Consumer and other	23	23	7
Total impaired loans	$11,012	$12,773	$1,237

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize average recorded investment and interest income recognized on impaired loans by loan portfolio for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$1,304	$16	$2,681	$20
Commercial real estate:
Real estate - commercial non-owner occupied	11,622	11	799	12
Residential real estate:
Real estate - residential - ITIN	6,719	41	7,237	42
Real estate - residential - 1-4 family mortgage	192	—	185	—
Real estate - residential - equity lines	277	5	418	5
Consumer and other	22	—	34	—
Total	$20,136	$73	$11,354	$79

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$1,662	$32	$2,635	$41
Commercial real estate:
Real estate - commercial non-owner occupied	10,017	23	801	23
Residential real estate:
Real estate - residential - ITIN	6,797	83	7,331	83
Real estate - residential - 1-4 family mortgage	188	—	255	—
Real estate - residential - equity lines	340	10	420	10
Consumer and other	22	—	34	—
Total	$19,026	$148	$11,476	$157

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

Troubled Debt Restructurings

At June 30, 2019 and December 31, 2018, impaired loans of $6.4 million and $6.9 million, respectively, were classified as performing restructured loans.

For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of December 31, 2018, we had only one restructured commercial line of credit in nonaccrual status that had $313 thousand in available credit. As of June 30, 2019, we had no obligations to lend additional funds on any restructured loans.

As of June 30, 2019, we had $8.2 million in troubled debt restructurings compared to $9.6 million as of December 31, 2018. As of June 30, 2019, we had 103 loans that qualified as troubled debt restructurings, of which 101 were performing according to their restructured terms. Troubled debt restructurings represented 0.80% of gross loans as of June 30, 2019, compared to 1.01% at December 31, 2018.

The types of modifications offered can generally be described in the following categories:

Maturity – A modification in which the maturity date, timing of payments or frequency of payments are changed.

Payment Deferral – A modification in which a portion of the owning principal is decreased.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the period ended balances of newly restructured loans and the types of modifications that occurred during the three and six months ended June 30, 2019. There were no new troubled debt restructurings during the three and six months ended June 30, 2018.

	For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
(Amounts in thousands)
Troubled Debt Restructuring Modification Types	Maturity	Payment Deferral	Total	Maturity	Payment Deferral	Total
Commercial	$86	$—	$86	$86	$—	$86
Residential real estate:
Real estate - residential - equity lines	—	39	39	—	39	39
Total	$86	$39	$125	$86	$39	$125

For the three and six month periods ended June 30, 2019, the table below provides information regarding the number of loans where the contractual terms have been restructured in a manner, which grants a concession to a borrower experiencing financial difficulties.

	For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$99	$99	1	$99	$99
Residential real estate:
Real estate - residential - equity lines	1	39	39	1	39	39
Total	2	$138	$138	2	$138	$138

There were no loans modified as a troubled debt restructuring within the previous twelve months for which there was a payment default (after restructuring) during the three and six months ended June 30, 2019.

Performing and Nonperforming Loans

We define a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of original contractual principal and interest is likely. We define a nonperforming loan as an impaired loan, which may be on nonaccrual, or is 90 days past due and still accruing, or has been restructured and does not comply with its modified terms, and our ultimate collection of original contractual principal and interest is uncertain. Performing and nonperforming loans, segregated by loan portfolio, were as follows at June 30, 2019 and December 31, 2018.

(Amounts in thousands)	June 30, 2019
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$152,109	$194	$152,303
Commercial real estate:
Real estate - construction and land development	37,685	—	37,685
Real estate - commercial non-owner occupied	458,016	10,690	468,706
Real estate - commercial owner occupied	210,711	—	210,711
Residential real estate:
Real estate - residential - ITIN	32,773	2,389	35,162
Real estate - residential - 1-4 family mortgage	66,875	217	67,092
Real estate - residential - equity lines	23,656	—	23,656
Consumer and other	41,387	22	41,409
Total	$1,023,212	$13,512	$1,036,724

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands)	December 31, 2018
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$134,584	$959	$135,543
Commercial real estate:
Real estate - construction and land development	22,563	—	22,563
Real estate - commercial non-owner occupied	433,160	548	433,708
Real estate - commercial owner occupied	204,622	—	204,622
Residential real estate:
Real estate - residential - ITIN	35,058	2,388	37,446
Real estate - residential - 1-4 family mortgage	34,181	185	34,366
Real estate - residential - equity lines	26,915	43	26,958
Consumer and other	51,022	23	51,045
Total	$942,105	$4,146	$946,251

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

The following tables summarize loans by internal risk grades and by loan class as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$142,317	$7,889	$502	$1,595	$—	$152,303
Commercial real estate:
Real estate - construction and land development	37,663	22	—	—	—	37,685
Real estate - commercial non-owner occupied	434,340	9,354	12,416	12,596	—	468,706
Real estate - commercial owner occupied	194,406	5,217	—	11,088	—	210,711
Residential real estate:
Real estate - residential - ITIN	29,721	—	—	5,441	—	35,162
Real estate - residential - 1-4 family mortgage	65,352	1,050	473	217	—	67,092
Real estate - residential - equity lines	23,568	—	—	88	—	23,656
Consumer and other	41,383	—	—	26	—	41,409
Total	$968,750	$23,532	$13,391	$31,051	$—	$1,036,724

	As of December 31, 2018
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$118,643	$15,247	$—	$1,653	$—	$135,543
Commercial real estate:
Real estate - construction and land development	22,539	24	—	—	—	22,563
Real estate - commercial non-owner occupied	409,157	21,698	—	2,853	—	433,708
Real estate - commercial owner occupied	179,154	14,075	—	11,393	—	204,622
Residential real estate:
Real estate - residential - ITIN	31,805	—	—	5,641	—	37,446
Real estate - residential - 1-4 family mortgage	33,388	793	—	185	—	34,366
Real estate - residential - equity lines	25,336	1,313	—	309	—	26,958
Consumer and other	51,016	—	—	29	—	51,045
Total	$871,038	$53,150	$—	$22,063	$—	$946,251

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $229 thousand at June 30, 2019.

Allowance for Loan and Lease Losses

The following tables summarize the ALLL by portfolio for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30, 2019
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,479	$6,956	$1,211	$1,056	$540	$12,242
Charge-offs	(145)	(233)	(71)	(210)	—	(659)
Recoveries	757	—	18	87	—	862
Provision	(987)	875	(88)	137	63	—
Ending balance	$2,104	$7,598	$1,070	$1,070	$603	$12,445

	For the Three Months Ended June 30, 2018
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,298	$6,898	$1,149	$1,473	$477	$12,295
Charge-offs	(133)	—	(49)	(200)	—	(382)
Recoveries	350	—	47	78	—	475
Provision	(73)	193	(36)	(34)	(50)	—
Ending balance	$2,442	$7,091	$1,111	$1,317	$427	$12,388

	For the Six Months Ended June 30, 2019
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,205	$7,116	$1,173	$1,356	$442	$12,292
Charge-offs	(145)	(233)	(139)	(490)	—	(1,007)
Recoveries	911	—	100	149	—	1,160
Provision	(867)	715	(64)	55	161	—
Ending balance	$2,104	$7,598	$1,070	$1,070	$603	$12,445

	For the Six Months Ended June 30, 2018
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,397	$6,514	$1,169	$1,435	$410	$11,925
Charge-offs	(133)	—	(163)	(475)	—	(771)
Recoveries	803	—	293	138	—	1,234
Provision	(625)	577	(188)	219	17	—
Ending balance	$2,442	$7,091	$1,111	$1,317	$427	$12,388

The following tables summarize the ALLL and the recorded investment in loans and leases as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$385	$169	$166	$7	$—	$727
Collectively evaluated for impairment	1,719	7,429	904	1,063	603	11,718
Total	$2,104	$7,598	$1,070	$1,070	$603	$12,445
Gross loans:
Individually evaluated for impairment	$1,286	$11,481	$7,148	$22	$—	$19,937
Collectively evaluated for impairment	151,017	705,621	118,762	41,387	—	1,016,787
Total gross loans	$152,303	$717,102	$125,910	$41,409	$—	$1,036,724

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2018
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$748	$209	$273	$7	$—	$1,237
Collectively evaluated for impairment	1,457	6,907	900	1,349	442	11,055
Total	$2,205	$7,116	$1,173	$1,356	$442	$12,292
Gross loans:
Individually evaluated for impairment	$2,183	$1,343	$7,463	$23	$—	$11,012
Collectively evaluated for impairment	133,360	659,550	91,307	51,022	—	935,239
Total gross loans	$135,543	$660,893	$98,770	$51,045	$—	$946,251

The ALLL totaled $12.4 million or 1.20% of total gross loans at June 30, 2019 and $12.3 million or 1.30% at December 31, 2018. As of June 30, 2019 and December 31, 2018, we had commitments to extend credit of $263.3 million and $235.8 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 was $595 thousand and $695 thousand, respectively. The decrease in the reserve was due to a reduction in our unfunded loan commitments.

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

We believe that the ALLL was adequate as of June 30, 2019. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of June 30, 2019, approximately 81% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2019, the unallocated allowance amount represented 5% of the ALLL, compared to 4% at December 31, 2018.

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

Our investments in Qualified Affordable Housing Partnerships totaled $2.8 million at June 30, 2019. These investments are recorded in Other Assets with a corresponding funding obligation of $343 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

The following tables present our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at June 30, 2019 and December 31, 2018. In addition, the tables reflect the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the six months ended June 30, 2019 and 2018.

	At June 30, 2019			For the Six Months Ended June 30, 2019
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit (Expense)
Raymond James California Housing Opportunities Fund II	$2,000	$932	$28	$100	$90	$10
WNC Institutional Tax Credit Fund 38, L.P.	1,000	444	—	54	45	9
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,160	315	112	110	2
California Affordable Housing Fund	2,454	219	—	12	20	(8)
Total	$7,954	$2,755	$343	$278	$265	$13

	At December 31, 2018			For the Six Months Ended June 30, 2018
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit (Expense)
Raymond James California Housing Opportunities Fund II	$2,000	$1,022	$28	$100	$89	$11
WNC Institutional Tax Credit Fund 38, L.P.	1,000	489	—	63	53	10
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,270	315	113	111	2
California Affordable Housing Fund	2,454	239	—	15	24	(9)
Total	$7,954	$3,020	$343	$291	$277	$14

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended
	June 30, 2019		June 30, 2018
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$43	$7	$43	$8
WNC Institutional Tax Credit Fund 38, L.P.	23	4	28	4
Merritt Community Capital Corporation Fund XV, L.P.	48	8	48	8
California Affordable Housing Fund	—	6	1	6
Total	$114	$25	$120	$26

	For the Six Months Ended
	June 30, 2019		June 30, 2018
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$85	$15	$85	$15
WNC Institutional Tax Credit Fund 38, L.P.	46	8	56	7
Merritt Community Capital Corporation Fund XV, L.P.	96	16	96	17
California Affordable Housing Fund	—	12	2	13
Total	$227	$51	$239	$52

The following table reflects the net income tax benefit and (expense) at June 30, 2019 that is expected to be recognized over the remaining lives of the investments and has been updated to reflect the lower tax rate in the Tax Cuts and Jobs Act enacted December 22, 2017.

(Amounts in thousands)
Qualified Affordable Housing Partnerships:	Raymond James	WNC Institutional	Merritt Community	California	Total Net
Anticipated net income tax benefit (expense)	California Housing	Tax Credit	Capital Corporation	Affordable	Income Tax
less amortization of investments	Opportunities Fund II	Fund 38, L.P.	Fund XV, L.P	Housing Fund	Benefit
2019	$14	$13	$3	$(10)	$20
2020	19	17	4	(14)	26
2021	19	16	4	(14)	25
2022	19	14	3	(13)	23
2023 and thereafter	32	27	6	(32)	33
Total	$103	$87	$20	$(83)	$127

NOTE 6. TERM DEBT

Term debt at June 30, 2019 and December 31, 2018 consisted of the following.

(Amounts in thousands)	June 30, 2019	December 31, 2018
Senior debt	$—	$3,496
Unamortized debt issuance costs	—	(2)
Subordinated Debt	10,000	10,000
Unamortized debt issuance costs	(67)	(89)
Net term debt	$9,933	$13,405

Future contractual maturities of term debt at June 30, 2019 are as follows.

(Amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Subordinated Debt	$—	$—	$—	$—	$—	$10,000	10,000
Total future maturities	$—	$—	$—	$—	$—	$10,000	$10,000

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Federal Home Loan Bank of San Francisco Borrowings

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $426.3 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate secured loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and certain pledged securities held in the Bank’s investment securities portfolio.

The Bank had no outstanding borrowings from the Federal Home Loan Bank of San Francisco at June 30, 2019 or December 31, 2018. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the six months ended June 30, 2019 and year ended December 31, 2018 was $19.4 million and $22.5 million, respectively. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco at any month end during the six months ended June 30, 2019 and year ended December 31, 2018 was $40.0 million and $70.0 million, respectively. As of June 30, 2019, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $7.4 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

We have pledged $488.3 million of our commercial real estate and residential real estate loans and $30.0 million in securities as collateral for the line of credit with the Federal Home Loan Bank of San Francisco as of June 30, 2019.

Senior Debt

In December of 2015, the Holding Company entered into a senior debt loan agreement to borrow $10.0 million from another financial institution. During the second quarter of 2019, we completed the early repayment and termination of this debt agreement. The original loan terms required monthly principal installments of $83 thousand, plus accrued and unpaid interest, commencing on January 1, 2016, continuing to, and including December 10, 2020 and a final scheduled payment of $5.0 million due on the maturity date of December 10, 2020. The loan terms allowed for prepayment in whole or in part at any time without any prepayment penalty and for interest at a variable rate, resetting monthly that was equal to the sum of the current three-month LIBOR plus 400 basis points. In December of 2015, the Holding Company incurred senior debt issuance costs of $15 thousand, which were being amortized over the initial term of the loan as additional interest expense. The loan was secured by a pledge from the Holding Company of all of the outstanding stock of Merchants Bank of Commerce.

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

Federal Funds

We have entered into nonbinding unsecured federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $35.0 million at June 30, 2019 and had interest rates ranging from 2.64% to 3.38%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually. At June 30, 2019 and December 31, 2018, we had no outstanding advances on any of the Bank’s federal funds lines of credit.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $20.4 million subject to collateral requirements, namely the amount of certain pledged loans. At June 30, 2019 and December 31, 2018, we had no outstanding advances on our line of credit with the Federal Reserve Bank. We have pledged $29.3 million of our commercial loans as collateral for the line of credit with the Federal Reserve Bank as of June 30, 2019.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of our commitments and contingent liabilities at June 30, 2019 and December 31, 2018.

(Amounts in thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit	$255,673	$223,882
Standby letters of credit	4,241	8,548
Affordable housing grants	3,338	3,338
Total commitments and contingent liabilities	$263,252	$235,768

We were not required to perform on any financial guarantees during the six months ended June 30, 2019, or during the year ended December 31, 2018. At June 30, 2019, approximately $3.4 million of standby letters of credit will expire within one year, and $856 thousand will expire thereafter.

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

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $595 thousand and $695 thousand at June 30, 2019 and December 31, 2018, respectively. The decrease in the reserve was due to a reduction in our unfunded loan commitments. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. Any provision adjustments are recorded in Other Expenses in the Consolidated Statements of Income.

Death Benefit Agreement

The Company has entered into agreements with certain employees to pay a cash benefit to designated beneficiaries following the death of the employee. The payment will be made only if, at the time of death, the deceased employee was employed by the Bank and the Bank owned a life insurance policy on the employee’s life. Depending on specific facts and circumstances, the payment amount can vary up to a maximum of $225 thousand per employee and may be taxable to the recipient. Neither the employee nor the designated beneficiaries have a claim against the Bank’s life insurance policy on the employee’s life.

Legal Proceedings

We are involved in various pending and threatened legal actions arising in the ordinary course of business and if necessary, we maintain reserves for losses from legal actions, which are both probable and estimable. In our opinion, the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

Concentrations of Credit Risk

We grant many loans collateralized by real estate. In our judgment, a concentration exists in real estate related loans, which represented approximately 81% of our gross loan portfolio at June 30, 2019 and December 31, 2018. We underwrite real estate loans in accordance with loan policies that set underwriting criteria, including property types, loan-to-value limits and minimum debt service coverage ratios. We employ a variety of real estate concentration risk management tools including monitoring of limits on concentration levels, limits by property type and geography, annual property reviews including site visits and portfolio stress testing.

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

NOTE 8. LEASES

We lease nine sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates based on predetermined escalation schedules. Substantially all of the leases include the option to extend or terminate the lease term one or more times following expiration of the initial term at a rental rate established in the lease. For leases where we are reasonably certain that we will exercise the option to renew the lease, we have recognized those options in our right-of-use lease asset and liability. We had no other (financing, short-term or variable) lease arrangements during the current period or the prior year.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

We have applied ASC Topic 842 as of January 1, 2019 and elected the practical expedients package for all of our leases. In accordance with the practical expedients package we were not required to reassess whether any expired or existing contracts are leases or contain leases. We were also not required to reassess the lease classification for existing or expired leases between operating and finance leases. On January 1, 2019, we recorded $4.4 million in Other Liabilities representing the present value of the remaining minimum lease payments and we recorded an offsetting right-of-use asset in Other Assets. The present value calculation uses a discount rate, which is based on our incremental borrowing rate. The right-of-use asset was also reduced by $458 thousand on January 1, 2019 for amounts recognized under the previous accounting requirements. The table below presents information regarding our leases as of June 30, 2019.

(Amounts in thousands)	June 30, 2019
Right-of-use lease asset	$3,569
Lease liability	$3,994
Weighted Average Remaining Lease Term	6.05
Weighted Average Discount Rate	3.00%

Lease expenses are recorded on a straight-line basis over the life of each lease. Lease expense and cash paid on leases are presented in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2019	2018	2019	2018
Operating lease expense	$199	$189	$398	$379
Cash paid for operating leases	$215	$213	$432	$419

The following table sets forth, as of June 30, 2019, the future minimum lease cash payments under non-cancelable operating leases and a reconciliation of the undiscounted cash flows to the operating lease liability.

(Amounts in thousands)
Amounts due in:
2019	$434
2020	884
2021	899
2022	807
2023	335
Thereafter	1,032
Total undiscounted future minimum lease cash payments	4,391
Present value adjustment	(397)
Lease liability	$3,994

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. FAIR VALUES

The following tables present estimated fair values of our financial instruments as of June 30, 2019 and December 31, 2018, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The tables indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as bank-owned life insurance policies.

(Amounts in thousands)	Carrying	Fair Value Measurements Using
June 30, 2019	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$40,625	$40,625	$—	$—
Securities available-for-sale	$285,819	$—	$285,819	$—
Net loans	$1,026,284	$—	$—	$1,041,177
Federal Home Loan Bank of San Francisco stock	$7,380	$7,380	$—	$—
Financial liabilities
Deposits	$1,235,518	$—	$1,234,981	$—
Term debt	$9,933	$—	$9,975	$—
Junior subordinated debenture	$10,310	$—	$13,887	$—

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2018	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$47,365	$47,365	$—	$—
Securities available-for-sale	$256,928	$—	$256,928	$—
Net loans	$935,886	$—	$—	$936,697
Federal Home Loan Bank of San Francisco stock	$5,892	$5,892	$—	$—
Financial liabilities
Deposits	$1,131,716	$—	$1,129,795	$—
Term debt	$13,405	$—	$13,323	$—
Junior subordinated debenture	$10,310	$—	$14,183	$—

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of June 30, 2019 and December 31, 2018.

(Amounts in thousands)	Fair Value at June 30, 2019
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$44,837	$—	$44,837	$—
Obligations of states and political subdivisions	45,003	—	45,003	—
Residential mortgage-backed securities and collateralized mortgage obligations	168,085	—	168,085	—
Corporate securities	2,978	—	2,978	—
Commercial mortgage-backed securities	24,868	—	24,868	—
Other asset-backed securities	48	—	48	—
Total assets measured at fair value	$285,819	$—	$285,819	$—

(Amounts in thousands)	Fair Value at December 31, 2018
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$40,087	$—	$40,087	$—
Obligations of states and political subdivisions	50,530	—	50,530	—
Residential mortgage-backed securities and collateralized mortgage obligations	138,503	—	138,503	—
Corporate securities	2,922	—	2,922	—
Commercial mortgage-backed securities	24,762	—	24,762	—
Other investment securities	124	—	124	—
Total assets measured at fair value	$256,928	$—	$256,928	$—

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2019 or the year ended December 31, 2018.

Nonrecurring Items

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.

Collateral Dependent Loans – When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. When the fair value of the collateral is based on an appraisal or other estimate and there is no observable market price, we record the impaired loan as nonrecurring Level 3 fair value.

OREO – The OREO amounts below represent impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. We record OREO as a nonrecurring Level 3 fair value.

The following tables present information about our assets at June 30, 2019 and December 31, 2018 measured at fair value on a nonrecurring basis for which a nonrecurring fair value adjustment has been recorded during the reporting period. The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at June 30, 2019
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$10,429	$—	$—	$10,429
Total assets measured at fair value	$10,429	$—	$—	$10,429

(Amounts in thousands)	Fair Value at December 31, 2018
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Other real estate owned	$31	$—	$—	$31
Total assets measured at fair value	$31	$—	$—	$31

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2019 and 2018 related to assets outstanding at June 30, 2019 and 2018.

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Fair value adjustments	2019	2018	2019	2018
Collateral dependent impaired loans	$425	$—	$467	$—
Other real estate owned	—	66	—	162
Total	$425	$66	$467	$162

During the six months ended June 30, 2019, collateral dependent impaired loans with a carrying value of $10.9 million were written down to their fair value of $10.4 million resulting in a $467 thousand adjustment to the ALLL.

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

Fair value estimates are based only on current on and off-balance sheet financial instruments. Our fair value estimates do not include any adjustment for anticipated future business. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

NOTE 10. ACQUISITION

On January 31, 2019, we completed the acquisition of Merchants Holding Company (“Merchants”), to extend our presence in the Sacramento marketplace. Merchants, headquartered in Sacramento, California, was the parent company of Merchants National Bank of Sacramento (“Merchants Bank”), a 97-year-old bank with approximately $211.7 million in assets as of January 31, 2019. Merchants operated one full service branch and one limited service branch in the Sacramento metropolitan area. In May of 2019, we successfully converted all of Merchant’s computer records onto our core system.

We paid $15.3 million in cash and issued 1,834,142 shares of common stock to Merchants shareholders who  held, in the aggregate, approximately 10% of our outstanding common stock on January 31, 2019. One former member of the Merchants board now serves on our board of directors. The acquisition, after fair value adjustments added $85.3 million in loans, $190.2 million in deposits and $107.4 million in investment securities to our bank as of January 31, 2019.

The acquisition of Merchants constituted a business combination and has been accounted for using the acquisition method of accounting. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. The fair values of deferred tax assets, other assets and other liabilities are preliminary and subject to refinement as additional information regarding the closing date fair values becomes available. The Bank engaged third party specialists to assist in valuing certain assets, including investment securities, loans, real estate and the core deposit intangible that resulted from the acquisition. The acquisition was treated as a "reorganization" within the definition of section 368(a) of the Internal Revenue Code and is generally considered tax-free for U.S. federal income tax purposes.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The preliminary calculation of goodwill recorded during the first quarter of 2019 is detailed below.

	As Recorded by	Preliminary Fair Value
	Merchants	And Other Acquisition	As Recorded by
(Amounts in thousands)	Holding Company	Related Adjustments	the Company
Consideration paid:
Cash			$15,300
Stock 1,834,142 shares at $10.69 per share			19,607
Total consideration			$34,907

Assets acquired:
Cash and fed funds sold	$12,425	$—	$12,425
Investment securities	107,931	(551)	107,380
Loans, gross	87,570	(2,292)	85,278
Allowance for loan and lease losses	(1,286)	1,286	—
Interest receivable	688	—	688
Premises and equipment, net	378	1,856	2,234
Deferred tax assets, net	1,374	(1,352)	22
Federal Home Loan Bank of San Francisco stock	1,454	—	1,454
Life insurance	755	—	755
Other assets	371	58	429
Core deposit intangible	—	4,353	4,353
Total assets acquired	$211,660	$3,358	$215,018

Liabilities assumed:
Demand, money market and savings	$152,213	$—	$152,213
Certificates of deposit	38,003	—	38,003
Total deposits	190,216	—	190,216
Other liabilities	916	22	938
Total liabilities assumed	$191,132	$22	$191,154
Net identifiable assets acquired over liabilities assumed	$20,528	$3,336	$23,864
Goodwill			$11,043

Goodwill

As a result of the Merchants acquisition, we have recorded a provisional amount of goodwill totaling $11.0 million, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. The goodwill recorded is preliminary and subject to refinement as additional information regarding the closing date fair values becomes available. We are in the process of completing the final federal and state income tax returns for Merchants. We also expect that there may be additional fair value adjustments to the Other Assets and Other Liabilities as work to finalize the entries to record the transaction is completed. During the six months ended June 30, 2019 we recorded a preliminary adjustment to the deferred tax asset, other assets and other liabilities that resulted in the recognition of $4 thousand of additional goodwill. Goodwill and core deposit intangible amortization from this acquisition is not deductible for tax purposes.

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

Loans

We engaged a third party to assist us in determining the fair values for the loans acquired from Merchants based upon the present values of the expected cash flows and market-derived discount rates. There were no loans acquired with evidence of deterioration of credit quality since origination for which we believe it is probable that we will be unable to collect all contractually required payments receivable. An initial fair value discount of $2.3 million was recorded for loans acquired from Merchants and is being accreted over the life of the loans as a yield adjustment. We recorded $195 thousand and $243 thousand in accretion of the discount for these loans during the three and six months ended June 30, 2019, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Premises and Equipment

We engaged an independent licensed appraiser to determine the fair value of the acquired real estate located in Sacramento. The fair value of tangible personal property was not material.

Deferred Tax Assets

The deferred income tax assets are recorded to reflect the differences in the carrying values of the acquired assets and liabilities for financial reporting purposes and the basis for federal income tax purposes at the Company’s statutory federal and state income tax rate. The amounts recognized for deferred tax assets have been determined only provisionally, and will not be finalized until the 2018 and 2019 tax returns for Merchants have been completed which we expect in the third quarter of 2019.

Core Deposit Intangible

We recorded a core deposit intangible asset of $4.4 million for the deposits acquired in the Merchants acquisition during the first quarter of 2019. The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (nonmaturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It was calculated as the present value of the difference in cash flows between maintaining the core deposits (interest and net maintenance costs) and the cost of an equal amount of funds with a similar term from an alternative source. The core deposit intangible is being amortized on a straight line basis over an estimated eight-year life, and is evaluated periodically for impairment. No impairment loss was recognized in 2019. We recorded amortization of the core deposit intangible totaling $136 thousand and $227 thousand during the three and six months ended June 30, 2019, respectively. The future estimated amortization expense on the CDI from the Merchants acquisition at June 30, 2019 is as follows:

(Amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Core deposit intangible amortization	$272	$544	$544	$544	$544	$1,678	$4,126

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

	For the Three Months Ended		For the Six Months Ended
Pro forma revenue and earnings	June 30,		June 30,
(Amounts in thousands)	2019	2018	2019	2018
Net interest income	$13,495	$12,929	$26,694	$25,603
Net income (1)	$3,644	$4,011	$5,913	$7,603
(1) Net income includes acquisition-related costs of $376 thousand and $2.3 million for the three and six months ended June 30, 2019, respectively.

From the January 31, 2019 acquisition date to June 30, 2019 we recorded net interest income related to Merchants of approximately $1.2 million and $2.2 million for the three and five months ended June 30, 2019, respectively in our Consolidated Statement of Income. It is impracticable to separately provide information regarding the amount of net income from Merchants included in our Consolidated Statement of Income because the operations of Merchants were substantially comingled with the operations of the Company as of the acquisition date.

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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2018 to June 30, 2019. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2019, compared to the same periods in 2018. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

GENERAL

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”) is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Merchants Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) and Bank of Commerce Mortgage (inactive). As previously announced, the Bank, which previously operated under three separate names, changed its name for all operations to Merchants Bank of Commerce effective May 20, 2019. We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II, which was organized in connection with our prior issuance of trust-preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

We commenced banking operations in 1982 and grew organically to four branches before purchasing five Bank of America branches in 2016. With our recent acquisition of Merchants Holding Company, we now operate ten full service facilities and one limited service facility in northern California. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. We provide a wide range of financial services and products for business and retail customers which are competitive with those traditionally offered by banks of similar size in California. As of June 30, 2019 and December 31, 2018, we operated under one primary business segment: Community Banking.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Financial highlights for the second quarter of 2019 compared to the same quarter a year ago:

Performance

●

Net income of $3.6 million was an increase of $26 thousand (1%) from $3.6 million earned during the same period in the prior year. Earnings of $0.20 per share – diluted was a decrease of $0.02 (9%) from $0.22 per share – diluted earned during the same period in the prior year and reflects the impact of 1,834,142 shares of common stock issued during the first quarter of 2019 as part of our acquisition of Merchants.

●	Acquisition costs associated with our acquisition of Merchants totaled $376 thousand. Costs related to the name change of our subsidiary bank totaled $464 thousand.
●	Net interest income increased $1.9 million (17%) to $13.5 million compared to $11.6 million for the same period in the prior year.
●	Return on average assets decreased to 1.01% compared to 1.14% for the same period in the prior year.
●	Return on average equity decreased to 8.93% compared to 11.32% for the same period in the prior year.
●	Average loans totaled $1.028 billion, an increase of $106 million (11%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.353 billion, an increase of $145 million (12%) compared to average earning assets for the same period in the prior year.
●	Average deposits totaled $1.218 billion, an increase of $163 million (15%) compared to average deposits for the same period in the prior year.
●	Average non-maturing deposits totaled $1.054 billion, an increase of $170 million (19%) compared to the same period in the prior year.
●	Average certificates of deposit totaled $164.1 million, a decrease of $6.7 million (4%) compared to same period in the prior year.
●	The Company’s efficiency ratio was 65.9% compared to 61.2% during the same period in the prior year.
●	The Company’s efficiency ratio of 65.9% for the second quarter of 2019 includes $376 thousand in acquisition costs and $464 thousand in name change costs.
●	Book value per common share was $9.22 at June 30, 2019 compared to $7.97 at June 30, 2018.
●	Tangible book value per common share was $8.29 at June 30, 2019 compared to $7.85 at June 30, 2018.

Credit Quality

●

Nonperforming assets at June 30, 2019 totaled $13.5 million or 0.94% of total assets, an increase of $9.1 million since June 30, 2018. The increase in nonperforming assets results from one $10.3 million commercial real estate loan.

●	Net loan recoveries were $203 thousand in the second quarter of 2019 compared with net loan charge-offs of $50 thousand for the same quarter a year ago.

Financial highlights for the first six months of 2019 compared to the same period a year ago:

Performance

●	Net income of $6.0 million ($0.33 per share – diluted) was a decrease of $909 thousand (13%) from $6.9 million ($0.42 per share – diluted) earned during the same period in the prior year.
●	Acquisition costs associated with our acquisition of Merchants totaled $2.3 million. Costs related to the name change of our subsidiary bank totaled $464 thousand.
●	Net interest income increased $3.6 million (16%) to $26.5 million compared to $22.9 million for the same period in the prior year.
●	Return on average assets decreased to 0.83% compared to 1.10% for the same period in the prior year.
●	Return on average equity decreased to 7.59% compared to 10.84% for the same period in the prior year.
●	Average loans totaled $1.011 billion, an increase of $107 million (12%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.345 billion, an increase of $150 million (13%) compared to the same period in the prior year.
●	Average deposits totaled $1.221 billion, an increase of $158 million (15%) compared to the same period in the prior year.
●	Average non-maturing deposits totaled $1.055 billion, an increase of $169 million (19%) compared to the same period in the prior year.
●	Average certificates of deposit totaled $165.8 million, a decrease of $10.6 million (6%) compared to the same period in the prior year.
●	The Company’s efficiency ratio was 71.7% compared to 63.1% for the same period in the prior year.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●	The Company’s efficiency ratio of 71.7% for the first six months of 2019 includes $2.3 million in acquisition costs and $464 thousand in name change costs.
●	Book value per common share was $9.22 at June 30, 2019 compared to $8.47 at December 31, 2018.
●	Tangible book value per common share was $8.29 at June 30, 2019 compared to $8.36 at December 31, 2018.

Credit Quality

●

Nonperforming assets at June 30, 2019 totaled $13.5 million or 0.94% of total assets, an increase of $9.3 million since December 31, 2018. The increase in nonperforming assets results from one $10.3 million commercial real estate loan.

●	Net loan recoveries were $153 thousand for the first six months of 2019 compared with net recoveries of $463 thousand for the same period in the prior year.

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

In recent years, we have originated higher volumes of longer term fixed rate loans. In addition, many of the loans we recently acquired in our purchase of Merchants Holding Company are longer term and fixed rate. These loans, combined with the structure of our investment portfolio, the use of floors in the pricing of our variable rate loans and changes to our funding mix have caused the Company to become slightly more liability sensitive.

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

The following table summarizes as of June 30, 2019 when loans are projected to reprice by year and by rate index.

						Years 6
						Through	Beyond
(Amounts in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 10	Year 10	Total
Rate Index:
Fixed	$48,588	$56,475	$47,676	$62,631	$41,420	$160,327	$35,466	$452,583
Variable:
Prime	107,931	2,634	6,032	7,495	9,420	1,737	—	135,249
5 Year Treasury	29,766	29,299	81,885	89,985	67,317	38,093	—	336,345
7 Year Treasury	892	943	11,370	4,855	5,671	14,005	—	37,736
1 Year LIBOR	23,347	—	—	—	—	—	—	23,347
Other Indexes	8,328	1,943	4,503	2,082	1,496	19,682	1,923	39,957
Nonaccrual	1,515	10,019	292	277	256	826	327	13,512
Total	$220,367	$101,313	$151,758	$167,325	$125,580	$234,670	$37,716	$1,038,729

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The results for 2019 include five months of income and expense associated with acquisition of Merchants. The acquisition added $190.2 million in deposits, $85.3 million in loans and $107.4 million in investment securities on January 31, 2019.

Second Quarter of 2019 Compared With Second Quarter of 2018

Net income for the second quarter of 2019 increased $26 thousand compared to the second quarter of 2018. In the current quarter, net interest income was $1.9 million higher and noninterest income was $138 thousand higher. These positive changes were offset by noninterest expenses that were $1.9 million higher and the provision for income taxes was $87 thousand higher.

First Six Months of 2019 Compared With First Six Months of 2018

Net income for the first six months of 2019 decreased $909 thousand compared to the first six months in 2018. In the current year, net interest income was $3.6 million higher, noninterest income was $213 thousand higher and the provision for income taxes was $134 thousand lower. These positive changes were offset by noninterest expenses that were $4.8 million higher.

The following table presents the return on average assets and return on average equity for the three and six months ended June 30, 2019 and 2018. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Return on average assets	1.01%	1.14%	0.83%	1.10%
Return on average total equity	8.93%	11.32%	7.59%	10.84%

NET INTEREST INCOME AND NET INTEREST MARGIN

For the three months ended June 30, 2019 compared to the same period a year ago, net interest income increased $1.9 million.

Interest income for the second quarter of 2019 increased $2.1 million or 16% to $15.1 million:

●	Interest and fees on loans increased $1.7 million due to a $105.5 million increase in average loan balances and a 16 basis point increase in the average yield on the loan portfolio.
●	Interest on securities increased $370 thousand due to a $32.9 million increase in average securities balances and a 21 basis point increase in average yield on the securities portfolio.
●	Interest on interest-bearing deposits due from banks increased $84 thousand due to a $6.6 million increase in average interest-bearing deposit balances, and a 60 basis point increase in average yield.

Interest expense for the second quarter of 2019 increased $222 thousand or 16% to $1.6 million:

●

Interest expense on interest-bearing deposits increased $362 thousand. Average interest-bearing demand and savings deposit balances increased $99.7 million, while average certificate of deposit balances decreased $6.7 million. The average rate paid on interest-bearing deposits increased 13 basis points.

●

Interest expense on borrowings from the Federal Home Loan Bank of San Francisco decreased $75 thousand. Average Federal Home Loan Bank of San Francisco borrowings outstanding in the current quarter were $30.0 million compared to $55.3 million in the same quarter a year ago.

●	Interest expense on other term debt and junior subordinated debentures decreased $65 thousand. During the current quarter, we completed the early repayment of our variable rate senior debt.

For the six months ended June 30, 2019 compared to the same period a year ago, net interest income increased $3.6 million.

Interest income for the first six months of 2019 increased $4.0 million or 16% to $29.6 million:

●	Interest and fees on loans increased $3.0 million due to a $107.4 million increase in average loan balances and an seven basis point increase in the average yield on the loan portfolio.
●	Interest on securities increased $849 thousand due to a $35.6 million increase in average securities balances and a 27 basis point increase in average yield on the securities portfolio.
●

Interest on interest-bearing deposits due from banks increased $200 thousand due to a $7.0 million increase in average interest-bearing deposit balances, and a 75 basis point increase in average yield.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense for the first six months of 2019 increased $460 thousand or 18% to $3.1 million:

●

Interest expense on interest-bearing deposits increased $603 thousand. Average interest-bearing demand and savings deposit balances increased $93.2 million, while average certificate of deposit balances decreased $10.6 million. The average rate paid on interest-bearing deposits increased 10 basis points.

●

Interest expense on borrowings from the Federal Home Loan Bank of San Francisco decreased $67 thousand. Average Federal Home Loan Bank of San Francisco borrowings outstanding in the current quarter were $19.4 million compared to $34.0 million in the same quarter a year ago.

●	Interest expense on other term debt and junior subordinated debentures decreased $76 thousand. During the second quarter of 2019, we completed the early repayment of our variable rate senior debt.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Earned/Paid

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$1,028,187	$12,847	5.01%	$922,687	$11,164	4.85%
Taxable securities	249,907	1,733	2.78%	206,247	1,278	2.49%
Tax-exempt securities (3)	39,501	328	3.33%	50,306	413	3.29%
Interest-bearing deposits in other banks	35,605	219	2.47%	29,041	135	1.86%
Average interest-earning assets	1,353,200	15,127	4.48%	1,208,281	12,990	4.31%
Cash and due from banks	21,942			19,880
Premises and equipment, net	15,819			14,167
Goodwill and core deposit intangible, net	16,995			1,943
Other assets	42,769			32,426
Average total assets	$1,450,725			$1,276,697

Interest-bearing liabilities:
Demand - interest-bearing	$238,840	129	0.22%	$225,927	80	0.14%
Money market	296,326	380	0.51%	241,724	135	0.22%
Savings	139,307	123	0.35%	107,108	64	0.24%
Certificates of deposit	164,084	497	1.21%	170,824	488	1.15%
Federal Home Loan Bank of San Francisco borrowings	30,000	192	2.57%	55,275	267	1.94%
Other borrowings	10,841	201	7.44%	15,614	279	7.17%
Junior subordinated debentures	10,310	110	4.28%	10,310	97	3.77%
Average interest-bearing liabilities	889,708	1,632	0.74%	826,782	1,410	0.68%
Noninterest-bearing demand	379,173			309,199
Other liabilities	18,246			12,535
Shareholders’ equity	163,598			128,181
Average liabilities and shareholders’ equity	$1,450,725			$1,276,697
Net interest income and net interest margin (4)		$13,495	4.00%		$11,580	3.84%
(1)Interest income on loans includes deferred fees and costs of approximately $91 thousand and $145 thousand for the three months ended June 30, 2019 and 2018, respectively.
(2) Net loans includes average nonaccrual loans of $13.7 million and $4.2 million for the three months ended June 30, 2019 and 2018, respectively.
(3) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets.
(5) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively, and annualizing the result.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$1,010,821	$24,878	4.96%	$903,389	$21,893	4.89%
Taxable securities	251,479	3,497	2.80%	205,777	2,487	2.44%
Tax-exempt securities (3)	44,947	715	3.21%	55,021	876	3.21%
Interest-bearing deposits in other banks	37,930	464	2.47%	30,967	264	1.72%
Average interest-earning assets	1,345,177	29,554	4.43%	1,195,154	25,520	4.31%
Cash and due from banks	21,640			18,767
Premises and equipment, net	15,203			14,361
Goodwill and core deposit intangible, net	14,447			1,971
Other assets	41,894			32,457
Average total assets	$1,438,361			$1,262,710

Interest-bearing liabilities:
Demand - interest-bearing	$241,095	255	0.21%	$230,075	169	0.15%
Money market	294,869	669	0.46%	238,963	267	0.23%
Savings	135,217	234	0.35%	108,907	123	0.23%
Certificates of deposit	165,764	987	1.20%	176,332	983	1.12%
Federal Home Loan Bank of San Francisco borrowings	19,448	247	2.56%	33,978	314	1.86%
Other borrowings	11,859	440	7.48%	16,069	560	7.03%
Junior subordinated debentures	10,310	223	4.36%	10,310	179	3.50%
Average interest-bearing liabilities	878,562	3,055	0.70%	814,634	2,595	0.64%
Noninterest-bearing demand	383,766			308,304
Other liabilities	17,851			12,144
Shareholders’ equity	158,182			127,628
Average liabilities and shareholders’ equity	$1,438,361			$1,262,710
Net interest income and net interest margin (4)		$26,499	3.97%		$22,925	3.87%
(1)Interest income on loans includes deferred fees and costs of approximately $272 thousand and $282 thousand for the six months ended June 30, 2019 and 2018, respectively.
(2) Net loans includes average nonaccrual loans of $11.1 million and $4.5 million for the six months ended June 30, 2019 and 2018, respectively.
(3) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following tables set forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three and six months ended June 30, 2019 and 2018. Changes in interest income and expense, which are not specifically attributable specifically to either volume or rate, are allocated proportionately between both variances. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

	Three Months Ended June 30, 2019 Over Three Months Ended June 30, 2018
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$1,309	$374	$1,683
Taxable securities	291	164	455
Tax-exempt securities (1)	(90)	5	(85)
Interest-bearing deposits in other banks	35	49	84
Total increase	1,545	592	2,137

Increase (decrease) in interest expense:
Demand - interest-bearing	5	44	49
Money market	36	209	245
Savings	23	36	59
Certificates of deposit	(17)	26	9
Federal Home Loan Bank of San Francisco borrowings	(259)	184	(75)
Other borrowings	(89)	11	(78)
Junior subordinated debentures	—	13	13
Total (decrease) increase	(301)	523	222
Net increase (decrease)	$1,846	$69	$1,915
(1) Interest income on tax-exempt securities are not presented on a taxable equivalent basis.

	Six Months Ended June 30, 2019 Over Six Months Ended June 30, 2018
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$2,639	$346	$2,985
Taxable securities	602	408	1,010
Tax-exempt securities (1)	(160)	(1)	(161)
Interest-bearing deposits in other banks	68	132	200
Total increase	3,149	885	4,034

Increase (decrease) in interest expense:
Demand - interest-bearing	8	78	86
Money market	74	328	402
Savings	35	76	111
Certificates of deposit	(29)	33	4
Federal Home Loan Bank of San Francisco borrowings	(538)	471	(67)
Other borrowings	(159)	39	(120)
Junior subordinated debentures	—	44	44
Total (decrease) increase	(609)	1,069	460
Net increase (decrease)	$3,758	$(184)	$3,574
(1) Interest income on tax-exempt securities are not presented on a taxable equivalent basis.

PROVISION FOR LOAN AND LEASE LOSSES

The nonaccrual status of a $10.3 million commercial real estate loan has resulted in a deterioration in our asset quality metrics. However, net loan loss recoveries totaled $153 thousand during the six months ended June 30, 2019 and no provision for loan and lease losses was necessary. There was also no provision for loan and lease losses for the six months ended June 30, 2018. See Note 4 Loans in the Notes to Consolidated Financial Statements for further discussion.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

The following table presents the key components of noninterest income for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Amounts in thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$187	$175	$12	7%	$355	$351	$4	1%
ATM and point of sale	318	300	18	6%	583	566	17	3%
Payroll and benefit processing fees	157	146	11	8%	328	315	13	4%
Life insurance	155	127	28	22%	284	256	28	11%
Gain on sales of investment securities, net	33	4	29	725%	125	40	85	213%
Federal Home Loan Bank of San Francisco dividends	124	95	29	31%	245	175	70	40%
Gain on sale of OREO	18	—	18	—%	41	16	25	156%
Other	108	115	(7)	(6)%	196	225	(29)	(13)%
Total noninterest income	$1,100	$962	$138	14%	$2,157	$1,944	$213	11%

NONINTEREST EXPENSE

The following table presents the key components of noninterest expense for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Amounts in thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Noninterest expense:
Salaries & related benefits	$5,146	$4,513	$633	14%	$10,875	$9,368	$1,507	16%
Premises & equipment	945	1,016	(71)	(7)%	1,937	2,087	(150)	(7)%
Federal Deposit Insurance Corporation insurance premium	95	93	2	2%	195	189	6	3%
Data processing fees	621	471	150	32%	1,180	903	277	31%
Professional service fees	535	314	221	70%	838	659	179	27%
Telecommunications	180	178	2	1%	353	394	(41)	(10)%
Acquisition costs	376	—	376	100%	2,306	—	2,306	100%
Other	1,713	1,086	627	58%	2,850	2,104	746	35%
Total noninterest expense	$9,611	$7,671	$1,940	25%	$20,534	$15,704	$4,830	31%

Noninterest expense for the three months ended June 30, 2019 increased $1.9 million compared to the same period a year previous, which included:

●	$464 thousand in costs related to the name change.
●	$376 thousand in acquisition costs.
●	$739 thousand increase in operating expenses from the Merchants acquisition.

Noninterest expense for the six months ended June 30, 2019 increased $4.8 million compared to the same period a year previous, which included:

●	$464 thousand in costs related to the name change.
●	$2.3 million in acquisition costs.
●	$1.3 million increase in operating expenses from the Merchants acquisition. The increase in operating expenses includes certain IT processing and compensation costs that are not expected to continue.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2019	2018	2019	2018
Income before provision for income taxes	$4,984	$4,871	$8,122	$9,165
Provision for income taxes	$1,340	$1,253	$2,172	$2,306
Effective tax rate	26.9%	25.7%	26.7%	25.2%

For the three months ended June 30, 2019, our income tax provision of $1.3 million on pre-tax income of $5.0 million was an effective tax rate of 26.9%. The tax provision for the second quarter of the prior year was $1.3 million on pre-tax income of $4.9 million for an effective tax rate of 25.7%. The current quarter includes $28 thousand, of acquisition costs which are not tax deductible.

For the six months ended June 30, 2019, our income tax provision of $2.2 million on pre-tax income of $8.1 million was an effective tax rate of 26.7%. The tax provision for the same period a year ago was $2.3 million on pre-tax income of $9.2 million for an effective tax rate of 25.2%. The current year includes $178 thousand, of acquisition costs which are not tax deductible. The Company’s effective tax rate has also increased as muni income, tax credits and permanent deductions arising from investments in low income housing partnerships comprise a smaller percentage of pre-tax income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2019, we had total consolidated assets of $1.442 billion, gross loans of $1.037 billion, allowance for loan and lease losses (“ALLL”) of $12 million, total deposits of $1.236 billion, and shareholders’ equity of $168 million. We maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $21.3 million and we also held interest-bearing deposits in the amount of $19.3 million.

Available-for-sale investment securities totaled $285.8 million at June 30, 2019, compared to $257.0 million at December 31, 2018. Our investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations. During the first six months of 2019, we purchased securities with a par value of $25.5 million and the Merchants acquisition added securities with a par value of $107.4 million. During the first six months of 2019, we sold securities with a par value of $86.3 million resulting in $125 thousand in net realized gains. During the six months ended June 30, 2019, we also received $24.6 million in proceeds from principal payments, calls and maturities within the available-for-sale securities portfolio.

At June 30, 2019, our net unrealized gains on available-for-sale investment securities were $3.4 million compared to net unrealized losses of $4.3 million at December 31, 2018. The change in net unrealized losses to net unrealized gains during the six months ended June 30, 2019 was driven by significant changes in market interest rates.

We recorded gross loan balances of $1.037 billion at June 30, 2019, compared to $946 million at December 31, 2018 an increase of $91 million. The increase in gross loans included $83.4 million in loans received from the acquisition of Merchants.

The ALLL at June 30, 2019 increased $153 thousand to $12.4 million compared to $12.3 million at December 31, 2018. At June 30, 2019, relying on our ALLL methodology, which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, increased by $9.4 million to $13.5 million, or 1.30% of gross loans, as of June 30, 2019, compared to $4.1 million, or 0.44% of gross loans as of December 31, 2018. The increase in nonperforming loans is due to one $10.3 million commercial real estate loan.

Past due loans as of June 30, 2019 decreased $2.2 million to $11.7 million, compared to $13.9 million as of December 31, 2018. The decrease in past due loans was primarily due to repayments on two commercial real estate loans for $1.2 million. We believe that risk grading for past due loans appropriately reflects the risk associated with those loans. See Note 4 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $15.8 million at June 30, 2019 an increase of $2.7 million compared to $13.1 million at December 31, 2018. The increase included $2.2 million in premises and equipment acquired from Merchants.

At June 30, 2019, we had no OREO properties compared to $31 thousand in OREO properties at December 31, 2018. During the six months ended June 30, 2019, we sold two properties with a balance of $31 thousand for a net gain of $41 thousand.

Bank-owned life insurance increased $1.0 million during the six months ended June 30, 2019 to $23.4 million compared to $22.4 million at December 31, 2018. The increase included $755 thousand in bank-owned life insurance acquired from Merchants.

Goodwill and core deposit intangibles, net increased $15.1 million during the six months ended June 30, 2019 to $16.9 million compared to $1.8 million at December 31, 2018. The increase was due to $11.0 million of goodwill and $4.1 million in net core deposit intangibles related to the acquisition of Merchants.

Other assets, which include the Bank’s investment qualified zone academy bonds, Federal Home Loan Bank of San Francisco stock, right-of-use lease asset and low-income housing tax credit partnerships totaled $28.3 million at June 30, 2019 compared to $22.5 million at December 31, 2018. The increase included $1.5 million in Federal Home Loan Bank of San Francisco stock acquired from Merchants and a $4.0 million (net of $458 thousand recognized previously as part of the single lease cost) right-of-use lease asset recorded upon the adoption of ASU No. 2016-02.

Total deposits at June 30, 2019, increased $104 million to $1.236 billion compared to $1.132 billion December 31, 2018. During the first quarter of 2019, the Merchants Holding Company acquisition provided an additional $190.2 million of deposits. The acquired deposits had decreased $16.5 million at June 30, 2019 a change that is not attributable to the loss of any significant relationships. During the first six months of 2019 legacy deposits experienced their seasonal decline of $48.2 million while $21.8 million of wholesale time deposits matured and were not renewed.

●	Total non-maturing deposits increased $95.6 million compared to December 31, 2018.
●	Certificates of deposit increased $8.2 million compared to December 31, 2018.

Other liabilities, which include the Bank’s supplemental executive retirement plan, operating leases and the funding obligation for investments in qualified affordable housing partnerships, increased $5.0 million to $18.4 million as of June 30, 2019 compared to $13.4 million at December 31, 2018. The increase included the $4.4 million operating lease liability recorded upon the adoption of ASU No. 2016-02.

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

The carrying value of our available-for-sale investment securities totaled $285.8 million at June 30, 2019, compared to $257.0 million at December 31, 2018. The Merchants acquisition added 231 securities with a par value of $107.4 million to our investment securities portfolio. During the six months ended June 30, 2019, we sold a portion of our investment securities portfolio to provide liquidity for our seasonal decline in deposit balances and our planned reduction of wholesale certificates of deposit.

The following table presents the investment portfolio at fair value by classification and major type as of June 30, 2019 and December 31, 2018.

	June 30,	December 31,
(Amounts in thousands)	2019	2018
Available-for-sale securities:
U.S. government & agencies	$44,837	$40,087
Obligations of state and political subdivisions	45,003	50,530
Residential mortgage-backed securities and collateralized mortgage obligations	168,085	138,503
Corporate securities	2,978	2,922
Commercial mortgage-backed securities	24,868	24,762
Other asset-backed securities	48	124
Total	$285,819	$256,928

The following table presents information at amortized cost of the maturity structure of the investment portfolio at June 30, 2019.

			Maturities		Maturities
	Maturities		Over One Through		Over Five Through		Maturities
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$1,269	3.01%	$89	3.03%	$13,883	3.64%	$29,093	3.14%	$44,334	3.30%
Obligations of state and political subdivisions	394	3.23%	9,351	3.23%	19,121	3.42%	14,719	3.60%	43,585	3.44%
Residential mortgage-backed securities and collateralized mortgage obligations	217	3.48%	112,083	2.96%	46,356	2.98%	8,027	3.63%	166,683	3.00%
Corporate securities	2,014	3.10%	1,000	2.00%	—	—%	—	—%	3,014	2.73%
Commercial mortgage-backed securities	—	—%	3,018	2.19%	5,470	2.53%	16,256	2.71%	24,744	2.61%
Other asset-backed securities	—	—%	—	—%	—	—%	48	5.20%	48	5.20%
Total	$3,894	3.11%	$125,541	2.95%	$84,830	3.16%	$68,143	3.20%	$282,408	3.08%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of June 30, 2019 and December 31, 2018.

(Amounts in thousands)	June 30,		December 31,
Loan Portfolio	2019	%	2018	%
Commercial	$152,303	15%	$135,543	14%
Commercial real estate:
Real estate - construction and land development	37,685	4	22,563	2
Real estate - commercial non-owner occupied	468,706	45	433,708	46
Real estate - commercial owner occupied	210,711	21	204,622	22
Residential real estate:
Real estate - residential - ITIN	35,162	3	37,446	4
Real estate - residential - 1-4 family mortgage	67,092	6	34,366	4
Real estate - residential - equity lines	23,656	2	26,958	3
Consumer and other	41,409	4	51,045	5
Gross loans	1,036,724	100%	946,251	100%
Deferred loan fees and costs	2,005		1,927
Loans, net of deferred fees and costs	1,038,729		948,178
Allowance for loan and lease losses	(12,445)		(12,292)
Net loans	$1,026,284		$935,886

The following table sets forth the maturity and distribution of our loan portfolio as of June 30, 2019.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$51,118	$94,962	$7,062	$153,142
Commercial real estate:
Real estate - construction and land development	5,672	12,543	19,354	37,569
Real estate - commercial non-owner occupied	36,777	208,856	222,630	468,263
Real estate - commercial owner occupied	20,190	87,893	103,914	211,997
Residential real estate:
Real estate - residential - ITIN	3,437	13,567	18,158	35,162
Real estate - residential - 1-4 family mortgage	5,140	23,291	38,764	67,195
Real estate - residential - equity lines	548	2,423	20,991	23,962
Consumer and other	1,277	2,471	37,691	41,439
Loans, net of deferred fees and costs	$124,159	$446,006	$468,564	$1,038,729
Loans with:
Fixed rates	$48,588	$208,202	$195,793	$452,583
Variable rates	75,571	237,804	272,771	586,146
Total	$124,159	$446,006	$468,564	$1,038,729

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

Purchased Loans

In addition to loans we have originated or acquired through our acquisition of Merchants, the loan portfolio includes purchased loan pools and purchased participations. Purchased loans are recorded at their fair value at the acquisition date.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the recorded investment in purchased loan pools and purchased participations at June 30, 2019 and December 31, 2018.

(Amounts in thousands)	June 30, 2019		December 31, 2018
Loan Type	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$17	—%	$66	—%
Commercial real estate	23,627	2%	29,096	3%
Residential real estate	48,308	5%	51,164	5%
Consumer and other	36,252	3%	46,049	5%
Total purchased loans	$108,204	10%	$126,375	13%

Asset Quality

Nonperforming Assets

Our loan portfolio is heavily concentrated in real estate and a significant portion of our borrowers’ ability to repay their loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. Loans secured by real estate or other assets primarily located in California are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. As such, our dependence on real estate secured loans could increase the risk of loss in our loan portfolio in a market of declining real estate values. Furthermore, declining real estate values would negatively impact holdings of OREO.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our nonperforming assets as of June 30, 2019 and December 31, 2018.

(Amounts in thousands)	June 30,	December 31,
Nonperforming Assets	2019	2018
Commercial	$194	$959
Commercial real estate:
Real estate - commercial non-owner occupied	10,690	548
Total commercial real estate	10,690	548
Residential real estate:
Real estate - residential - ITIN	2,389	2,388
Real estate - residential - 1-4 family mortgage	217	185
Real estate - residential - equity lines	—	43
Total residential real estate	2,606	2,616
Consumer and other	22	23
Total nonaccrual loans	13,512	4,146
90 days past due and still accruing	—	—
Total nonperforming loans	13,512	4,146
Other real estate owned	—	31
Total nonperforming assets	$13,512	$4,177
Nonperforming loans to gross loans	1.30%	0.44%
Nonperforming assets to total assets	0.94%	0.32%

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

As of June 30, 2019, we had $8.2 million in troubled debt restructurings compared to $9.6 million as of December 31, 2018. As of June 30, 2019, we had 103 restructured loans that qualified as troubled debt restructurings, of which 101 loans were performing according to their restructured terms. Troubled debt restructurings represented 0.80% of gross loans as of June 30, 2019, compared to 1.01% at December 31, 2018.

Impaired loans of $6.4 million and $6.9 million were classified as accruing troubled debt restructurings at June 30, 2019 and December 31, 2018, respectively. For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of December 31, 2018, we had one restructured commercial line of credit in nonaccrual status that had $313 thousand in available credit. As of June 30, 2019, we had no obligations to lend additional funds on any restructured loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of June 30, 2019 and December 31, 2018.

(Amounts in thousands)	June 30,	December 31,
Troubled Debt Restructurings	2019	2018
Accruing troubled debt restructurings
Commercial	$1,092	$1,224
Commercial real estate:
Real estate - commercial non-owner occupied	791	795
Residential real estate:
Real estate - residential - ITIN	4,300	4,484
Real estate - residential - equity lines	242	363
Total accruing troubled debt restructurings	$6,425	$6,866

Nonaccruing troubled debt restructurings
Commercial	$117	$877
Residential real estate:
Real estate - residential - ITIN	1,689	1,793
Consumer and other	22	23
Total nonaccruing troubled debt restructurings	$1,828	$2,693
Total troubled debt restructurings

Commercial	$1,209	$2,101
Commercial real estate:
Real estate - commercial non-owner occupied	791	795
Residential real estate:
Real estate - residential - ITIN	5,989	6,277
Real estate - residential - equity lines	242	363
Consumer and other	22	23
Total troubled debt restructurings	$8,253	$9,559

Total troubled debt restructurings to gross loans outstanding at period end	0.80%	1.01%

Allowance for Loan and Lease Losses

The ALLL at June 30, 2019 increased $153 thousand to $12.4 million compared to $12.3 million at December 31, 2018. The nonaccrual status of a $10.3 million commercial real estate loan has resulted in a deterioration in our asset quality metrics during the first six months of 2019. However, net recoveries for the six months ended June 30, 2019 totaled $153 thousand and no provision for loan and lease losses was necessary during the first six months of 2019 or the year ended December 31, 2018.

The loans acquired from Merchants were recorded at fair value, which included a discount for credit risk adjustments, which is not a part of the ALLL. No ALLL is required for these acquired loans and as a result, our ALLL as a percentage of gross loans declined to 1.20% as of June 30, 2019 compared to 1.32% as of June 30, 2018 and 1.30% as of December 31, 2018.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the ALLL roll forward for the six months ended June 30, 2019, twelve months ended December 31, 2018 and the six months ended June 30, 2018. This table also includes impaired loan information at June 30, 2019, December 31, 2018 and June 30, 2018.

	For The Six Months Ended	For The Twelve Months Ended	For The Six Months Ended
(Amounts in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Beginning balance ALLL	$12,292	$11,925	$11,925
Provision for loan and lease loss charged to expense	—	—	—
Loans charged off	(1,007)	(1,248)	(771)
Loan and lease loss recoveries	1,160	1,615	1,234
Ending balance ALLL	$12,445	$12,292	$12,388

	At June 30, 2019	At December 31, 2018	At June 30, 2018
Nonaccrual loans:
Commercial	$194	$959	$1,358
Real estate - commercial non-owner occupied	10,690	548	—
Real estate - residential - ITIN	2,389	2,388	2,613
Real estate - residential - 1-4 family mortgage	217	185	184
Real estate - residential - equity lines	—	43	44
Consumer and other	22	23	33
Total nonaccrual loans	13,512	4,146	4,232
Accruing troubled-debt restructured loans:
Commercial	1,092	1,224	1,420
Real estate - commercial non-owner occupied	791	795	799
Real estate - residential - ITIN	4,300	4,484	4,592
Real estate - residential - equity lines	242	363	372
Total accruing restructured loans	6,425	6,866	7,183

All other accruing impaired loans	—	—	—
Total impaired loans	$19,937	$11,012	$11,415

Gross loans outstanding	$1,036,724	$946,251	$936,816

Ratio of ALLL to gross loans outstanding	1.20%	1.30%	1.32%
Nonaccrual loans to gross loans outstanding	1.30%	0.44%	0.45%

As of June 30, 2019, impaired loans totaled $19.9 million, of which $13.5 million were in nonaccrual status. The increase in nonaccrual loans and loans classified as impaired results from one $10.3 million commercial real estate loan. Of the total impaired loans, $6.7 million or 105 were ITIN loans with an average balance of approximately $64 thousand. The remaining impaired loans consisted of eight commercial loans, three commercial real estate loans, two residential mortgage, five home equity loans and one consumer loan.

At June 30, 2019, impaired loans had a corresponding specific allowance of $727 thousand. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

The following table sets forth the allocation of the ALLL as of June 30, 2019 and December 31, 2018.

(Amounts in thousands)	June 30, 2019		December 31, 2018
ALLL	Amount	% Loan Category	Amount	% Loan Category
Commercial	$2,104	17%	$2,205	18%
Commercial real estate:
Real estate - construction and land development	192	2	107	1
Real estate - commercial non-owner occupied	5,469	43	5,169	42
Real estate - commercial owner occupied	1,937	16	1,840	15
Residential real estate:
Real estate - residential - ITIN	599	5	660	5
Real estate - residential - 1-4 family mortgage	184	1	162	1
Real estate - residential - equity lines	287	2	351	3
Consumer and other	1,070	9	1,356	11
Unallocated	603	5	442	4
Total ALLL	$12,445	100%	$12,292	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2019, the unallocated allowance amount represents 5% of the ALLL, compared to 4% at December 31, 2018. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reserve for Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $595 thousand at June 30, 2019 and $695 thousand at  December 31, 2018. The decrease in the reserve was primarily due to a reduction in our unfunded loan commitments. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. Any provision adjustment is recorded in Other Expenses in the Consolidated Statements of Income.

Deposits

Total deposits as of June 30, 2019 were $1.236 billion compared to $1.132 billion at December 31, 2018, an increase of $104 million. The following table presents the deposit balances by major category as of June 30, 2019, and December 31, 2018.

(Amounts in thousands)	June 30, 2019		December 31, 2018
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$397,349	32%	$347,199	31%
Interest-bearing demand	238,175	20	252,202	22
Money market	300,847	24	265,093	23
Savings	138,591	11	114,840	10
Certificates of deposit, $100,000 or greater	127,527	10	119,376	11
Certificates of deposit, less than $100,000	33,029	3	33,006	3
Total	$1,235,518	100%	$1,131,716	100%

The following table presents the change in acquired and legacy deposits during the six months ended June 30, 2019.

	Legacy Deposits	Acquired Merchants Deposits	Change In Acquired Deposits For The Five Months Ended	Change In Legacy Deposits For The Six Months Ended	Deposits At
	At December 31,	At January 31,	At June 30,	At June 30,	At June 30,
	2018	2019	2019	2019	2019
Demand - noninterest-bearing	$347,199	$51,880	$(2,777)	$1,047	$397,349
Demand - interest-bearing	252,202	28,231	(5,695)	(36,563)	238,175
Money market	265,093	43,316	(1,805)	(5,757)	300,847
Total demand	864,494	123,427	(10,277)	(41,273)	936,371

Savings	114,840	28,786	(1,998)	(3,037)	138,591
Total non-maturing deposits	979,334	152,213	(12,275)	(44,310)	1,074,962

Certificates of deposit	152,382	38,003	(4,174)	(25,655)	160,556
Total deposits	$1,131,716	$190,216	$(16,449)	$(69,965)	$1,235,518

During the first quarter of 2019, Merchants Holding Company acquisition provided an additional $190.2 million of deposits. The decrease in the acquired deposits of $16.5 million at June 30, 2019 is not attributable to the loss of any significant relationships. Legacy deposits experienced their seasonal decline, while wholesale time deposits have matured and were not renewed.

The following table sets forth the distribution of our year-to-date average daily balances for deposits and their respective average rates for the six months ended June 30, 2019, and the year ended December 31, 2018.

	For the Six Months Ended June 30, 2019		For the Year Ended December 31, 2018
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$241,095	0.21%	$238,328	0.17%
Money market	294,869	0.46%	250,685	0.26%
Savings	135,217	0.35%	109,025	0.26%
Certificates of deposit	165,764	1.20%	168,183	1.14%
Interest-bearing deposits	836,945	0.52%	766,221	0.43%
Noninterest-bearing demand	383,766		332,197
Total deposits	$1,220,711	0.35%	$1,098,418	0.24%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit Maturity Schedule

The following table sets forth the maturities of certificates of deposit in amounts of $100,000 or more as of June 30, 2019.

(Amounts in thousands)	June 30,
Maturing in:	2019
Three months or less	$28,211
Three through six months	17,986
Six through twelve months	21,176
Over twelve months	60,154
Total	$127,527

We have an agreement with Promontory Interfinancial Network LLC (“Promontory”) which facilitates provision of FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis (reciprocal arrangement). These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS and ICS deposits can also be arranged on a non-reciprocal basis.

Included in our certificates of deposit balances are $248 thousand of subscription time deposits obtained in years past through online deposit listing services. We no longer utilize online deposit listing services. As they mature, these listing service deposits will not be renewed.

Borrowings

The following table sets forth the distribution of our year-to-date average daily balances for borrowings and their respective average rates for the six months ended June 30, 2019, and the year ended December 31, 2018.

	For the Six Months Ended June 30, 2019		For the Year Ended December 31, 2018
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Federal Home Loan Bank of San Francisco borrowings	$19,448	2.56%	$22,466	1.94%
Other borrowings, net	11,859	7.48%	15,143	7.11%
Junior subordinated debentures	10,310	4.36%	10,310	3.73%
Total borrowings	$41,617	4.41%	$47,919	3.96%

Term Debt

At June 30, 2019, we had term debt outstanding with a carrying value of $9.9 million compared to $13.4 million at December 31, 2018. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of June 30, 2019 and December 31, 2018, the Bank had no Federal Home Loan Bank of San Francisco advances outstanding. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the six months ended June 30, 2019 and the year ended December 31, 2018 was $19.4 million and $22.5 million, respectively. See Note 6 Term Debt in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings.

Senior Debt

In December of 2015, we entered into a senior debt loan agreement to borrow $10.0 million. The debt was secured by a pledge from the Holding Company of all of the outstanding stock of Merchants Bank of Commerce. During the second quarter of 2019, we completed the early repayment and termination of this debt agreement.

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The Subordinated Debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the Subordinated Debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points resetting quarterly. At June 30, 2019, the Subordinated Debt had a balance of $9.9 million net of unamortized debt issuance costs. The notes are due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July of 2005, we participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at a rate equal to three month LIBOR plus 158 basis points (3.99% at June 30, 2019). The Trust-Preferred Securities mature on September 15, 2035, but allow for redemption of the securities at our option prior to maturity.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CASH FLOW

Merchants Bank of Commerce

On January 31, 2019, we completed the acquisition of Merchants Holding Company located in Sacramento, California. The transaction was attractive to us because it expanded our presence in the Sacramento market, provided a new source of low cost core deposits and a quality loan portfolio. The acquisition also provided approximately $104.5 million of additional liquidity ($119.8 cash and investment securities less $15.3 million paid to Merchants shareholders). During the current year, we sold $86.3 million of investment securities to provide liquidity for our seasonal decline in deposit balances and our planned reduction of wholesale certificates of deposit.

The principal objective of our liquidity management program is to maintain our ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds on deposit or to draw upon their credit facilities.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of our total deposits at June 30, 2019 and December 31, 2018.

In addition to liquidity provided by core deposits, loan repayments and cash flows from securities, the Bank can borrow on established conditional federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank, or issue subscription / brokered certificates of deposit.

At June 30, 2019, the Bank has the following credit arrangements:

●

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $426.3 million; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	We have an available line of credit with the Federal Reserve Bank of $20.4 million subject to collateral requirements, namely the amount of pledged loans.
●

We have entered into nonbinding federal funds line of credit agreements with three financial institutions. The available credit on these lines totaled $35.0 million at June 30, 2019 and had interest rates ranging from 2.64% to 3.38%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own cash liquidity. The principal source of cash is dividends received from the Bank and during the first six months of 2019, the Bank paid a dividend of $5.0 million to the Holding Company. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company in the future.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $7.9 million was provided by operating activities during the six months ended June 30, 2019. The primary difference between net income and cash provided by operating activities was non-cash items including depreciation, accretion and amortization totaling $1.5 million.

Net cash of $76.7 million provided by investing activities during the six months ended June 30, 2019 principally of:

●	$85.7 million in proceeds from sale of investment securities.
●	$24.6 million in proceeds from maturities and payments of investment securities.

These sources of cash were partially offset by:

●	$24.8 million in purchases of investment securities.
●	$4.8 million in net loan originations.
●	$2.9 million of net cash paid for the acquisition of Merchants.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash of $91.3 million used by financing activities during the six months ended June 30, 2019 principally consisted of:

●	$56.6 million decrease in deposits excluding $152.2 million in deposits provided by the acquisition of Merchants.
●	$29.8 million decrease in certificates excluding $38.0 million in certificates provided by the acquisition of Merchants.
●	$3.5 million decrease in net term debt.

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

As instructed by the Crapo Bill, the FDIC has published a proposed Community Bank Leverage Ratio of 9%. Any qualifying depository institution or its holding company that exceeds the Community Bank Leverage Ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and considered to be “well capitalized” under the prompt corrective action rules discussed above. It is difficult at this time to predict when or how the new standards under the Crapo Bill will ultimately be applied to us. Based on management’s review and analysis of Basel III and the Crapo Bill, management believes that the Holding Company and the Bank will exceed the standards under these rules.

CAPITAL ADEQUACY

Overall capital adequacy is monitored on a day-to-day basis by management and reported to our Board of Directors on a monthly basis.

As of June 30, 2019, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action as revised by Basel III. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of June 30, 2019, are presented in the following table.

	June 30, 2019
			Well	Minimum	Capital	Minimum Capital
		Actual	Capitalized	Capital	Conservation	Ratio plus Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement	Buffer	Conservation Buffer
Holding Company:
Common Equity Tier 1 Capital Ratio	$148,910	12.56%	n/a	4.50%	2.50%	7.00%
Tier 1 Capital Ratio	$158,910	13.41%	n/a	6.00%	2.50%	8.50%
Total Capital Ratio	$181,949	15.35%	n/a	8.00%	2.50%	10.50%
Tier 1 Leverage Ratio	$158,910	11.08%	n/a	4.00%	n/a	4.00%

Bank:
Common Equity Tier 1 Capital Ratio	$166,506	14.06%	6.50%	4.50%	2.50%	7.00%
Tier 1 Capital Ratio	$166,506	14.06%	8.00%	6.00%	2.50%	8.50%
Total Capital Ratio	$179,546	15.16%	10.00%	8.00%	2.50%	10.50%
Tier 1 Leverage Ratio	$166,506	11.61%	5.00%	4.00%	n/a	4.00%

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1a - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018 for further detail on potential risks relating to the Subordinated Notes.

Capital ratios for the Holding Company include the benefit from issuing 1,834,142 shares of common stock valued at $19.6 million during the first quarter of 2019 as part of our acquisition of Merchants.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Dividends and Payout Ratios per Common Share

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2019 and 2018. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation and expected growth. The dividend rate will be reassessed periodically by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividends declared per common share	$0.05	$0.04	$0.09	$0.07
Dividend payout ratio	25%	18%	27%	17%

We have recorded net core deposit intangibles of $5.2 million and goodwill of $11.7 million. Both intangible assets are subtracted from equity as part of the calculation of tangible book value per share. Management believes that tangible book value per share is meaningful because it is a measure that the Company and investors commonly use to assess the value of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of June 30, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of June 30, 2019, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first six months of 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: August 2, 2019	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)