Form 10-Q
period 2019-09-30
Bank of Commerce Holdings
filed 2019-11-01
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of October 22, 2019 18,156,568:

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

September 30, 2019 and December 31, 2018

	September 30,	December 31,
(Amounts in thousands, except share information)	2019	2018
Assets:
Cash and due from banks	$32,505	$23,692
Interest-bearing deposits in other banks	56,099	23,673
Total cash and cash equivalents	88,604	47,365

Securities available-for-sale, at fair value	272,341	256,928

Loans, net of deferred fees and costs	1,035,062	948,178
Allowance for loan and lease losses	(12,285)	(12,292)
Net loans	1,022,777	935,886

Premises and equipment, net	16,084	13,119
Other real estate owned	58	31
Life insurance	23,576	22,410
Deferred tax asset, net	4,818	7,039
Goodwill and core deposit intangible, net	16,672	1,841
Other assets	27,497	22,485
Total assets	$1,472,427	$1,307,104

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$412,410	$347,199
Demand - interest-bearing	239,547	252,202
Money market	317,120	265,093
Savings	137,441	114,840
Certificates of deposit	155,621	152,382
Total deposits	1,262,139	1,131,716

Term debt:
Other borrowings	10,000	13,496
Less unamortized debt issuance costs	(55)	(91)
Net term debt	9,945	13,405

Junior subordinated debentures	10,310	10,310
Other liabilities	18,396	13,352
Total liabilities	1,300,790	1,168,783

Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: issued and outstanding - 18,211,568 as of September 30, 2019 and 16,333,502 as of December 31, 2018	72,200	52,284
Retained earnings	97,100	89,045
Accumulated other comprehensive income (loss), net of tax	2,337	(3,008)
Total shareholders' equity	171,637	138,321
Total liabilities and shareholders' equity	$1,472,427	$1,307,104

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

For the three and nine months ended September 30, 2019 and 2018

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share information)	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$13,013	$11,568	$37,891	$33,461
Interest on taxable securities	1,609	1,209	5,106	3,696
Interest on tax-exempt securities	271	400	986	1,276
Interest on interest-bearing deposits in other banks	308	254	772	518
Total interest income	15,201	13,431	44,755	38,951
Interest expense:
Interest on demand - interest-bearing	117	104	372	273
Interest on money market	451	172	1,120	439
Interest on savings	131	73	365	196
Interest on certificates of deposit	491	465	1,478	1,448
Interest on Federal Home Loan Bank of San Francisco borrowings	—	121	247	435
Interest on other borrowings	183	265	623	825
Interest on junior subordinated debentures	106	104	329	283
Total interest expense	1,479	1,304	4,534	3,899
Net interest income	13,722	12,127	40,221	35,052
Provision for loan and lease losses	—	—	—	—
Net interest income after provision for loan and lease losses	13,722	12,127	40,221	35,052
Noninterest income:
Service charges on deposit accounts	177	170	532	521
ATM and point of sale fees	293	282	876	848
Payroll and benefit processing fees	158	159	486	474
Life insurance	126	128	410	384
Gain on sale of investment securities, net	12	1	137	41
Federal Home Loan Bank of San Francisco dividends	131	104	376	279
(Loss) Gain on sale of OREO	—	(7)	41	9
Other income	109	106	305	331
Total noninterest income	1,006	943	3,163	2,887
Noninterest expense:
Salaries and related benefits	5,005	4,529	15,880	13,897
Premises and equipment	950	1,017	2,887	3,104
Federal Deposit Insurance Corporation insurance premium	(104)	94	91	283
Data processing	565	518	1,745	1,421
Professional services	392	336	1,230	995
Telecommunications	194	55	547	449
Acquisition and merger	(113)	42	2,193	42
Other expenses	1,411	1,043	4,261	3,147
Total noninterest expense	8,300	7,634	28,834	23,338
Income before provision for income taxes	6,428	5,436	14,550	14,601
Provision for income taxes	1,786	1,404	3,958	3,710
Net income	$4,642	$4,032	$10,592	$10,891

Earnings per share - basic	$0.26	$0.25	$0.59	$0.67
Weighted average shares - basic	18,130	16,252	17,918	16,242
Earnings per share - diluted	$0.26	$0.25	$0.59	$0.67
Weighted average shares - diluted	18,196	16,342	17,981	16,327

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and nine months ended September 30, 2019 and 2018

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2019	2018	2019	2018
Net income	$4,642	$4,032	$10,592	$10,891

Available-for-sale securities:
Unrealized (losses) gains arising during the period	(81)	(906)	7,725	(5,297)
Income taxes	23	268	(2,284)	1,566
Change in unrealized (losses) gains, net of tax	(58)	(638)	5,441	(3,731)

Reclassification adjustment for realized gains included in net income	(12)	(1)	(137)	(41)
Income taxes	4	—	41	11
Realized gains, net of tax	(8)	(1)	(96)	(30)
Net (decrease) increase in unrealized gains (losses) on available-for-sale securities	(66)	(639)	5,345	(3,761)
Other comprehensive income (loss)	(66)	(639)	5,345	(3,761)
Comprehensive income – Bank of Commerce Holdings	$4,576	$3,393	$15,937	$7,130

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2018 and nine months ended September 30, 2019 (Unaudited)

				Accumulated
				Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss) Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2018	16,272	$51,830	$75,700	$(266)	$127,264
Net income	—	—	3,241	—	3,241
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	52	(52)	—
Other comprehensive loss, net of tax	—	—	—	(2,426)	(2,426)
Comprehensive income	—	—	—	—	815
Dividend declared on common stock ($0.03 per share)	—	—	(486)	—	(486)
Stock compensation grants	5	45	—	—	45
Restricted stock granted, net	20	—	—	—	—
Stock options exercised	19	113	—	—	113
Compensation expense associated with stock options	—	3	—	—	3
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	(32)	—	—	(32)
Balance at March 31, 2018	16,316	$51,959	$78,507	$(2,744)	$127,722
Net income	—	—	3,618	—	3,618
Other comprehensive loss, net of tax	—	—	—	(696)	(696)
Comprehensive income	—	—	—	—	2,922
Dividend declared on common stock ($0.04 per share)	—	—	(650)	—	(650)
Stock options exercised	2	10	—	—	10
Compensation expense associated with stock options	—	2	—	—	2
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	72	—	—	72
Balance at June 30, 2018	16,318	$52,043	$81,475	$(3,440)	$130,078
Net income	—	—	4,032	—	4,032
Other comprehensive loss, net of tax	—	—	—	(639)	(639)
Comprehensive income	—	—	—	—	3,393
Dividend declared on common stock ($0.04 per share)	—	—	(650)	—	(650)
Stock options exercised	12	74	—	—	74
Compensation expense associated with stock options	—	3	—	—	3
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	71	—	—	71
Balance at September 30, 2018	16,330	$52,191	$84,857	$(4,079)	$132,969
Net income	—	—	4,839	—	4,839
Other comprehensive income, net of tax	—	—	—	1,071	1,071
Comprehensive income	—	—	—	—	5,910
Dividend on common stock ($0.04 per share)	—	—	(651)	—	(651)
Stock options exercised	4	19	—	—	19
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	74	—	—	74
Balance at December 31, 2018	16,334	$52,284	$89,045	$(3,008)	$138,321

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

				Accumulated
				Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss) Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2019	16,334	$52,284	$89,045	$(3,008)	$138,321
Net income	—	—	2,306	—	2,306
Other comprehensive income, net of tax	—	—	—	2,514	2,514
Comprehensive income	—	—	—	—	4,820
Dividend declared on common stock ($0.04 per share)	—	—	(725)	—	(725)
Stock issued for Merchants acquisition	1,834	19,606	—	—	19,606
Stock compensation grants	6	58	—	—	58
Restricted stock granted, net	31	—	—	—	—
Stock options exercised	8	40	—	—	40
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	(22)	—	—	(22)
Balance at March 31, 2019	18,213	$71,966	$90,626	$(494)	$162,098
Net income	—	—	3,644	—	3,644
Other comprehensive income, net of tax	—	—	—	2,897	2,897
Comprehensive income	—	—	—	—	6,541
Dividend declared on common stock ($0.05 per share)	—	—	(907)	—	(907)
Restricted stock granted, net	1	—	—	—	—
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	121	—	—	121
Balance at June 30, 2019	18,214	$72,087	$93,363	$2,403	$167,853
Net income	—	—	4,642	—	4,642
Other comprehensive loss, net of tax	—	—	—	(66)	(66)
Comprehensive income	—	—	—	—	4,576
Dividend on common stock ($0.05 per share)	—	—	(905)	—	(905)
Restricted stock granted, net	(2)	—	—	—	—
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	113	—	—	113
Balance at September 30, 2019	18,212	$72,200	$97,100	$2,337	$171,637

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2019 and September 30, 2018

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2019	2018
Cash flows from operating activities:
Net income	$10,592	$10,891
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	1,055	1,361
Amortization of core deposit intangible	529	166
Amortization of debt issuance costs	36	35
Compensation expense associated with stock options	—	8
Compensation expense associated with restricted stock	306	214
Tax benefits from vesting of restricted stock	(6)	(43)
Net gain on sale or call of securities	(137)	(41)
Amortization of investment premiums and accretion of discounts, net	1,052	1,448
Amortization of premiums and accretion of discounts on acquired loans, net	(1,201)	(372)
Gain on disposal of fixed assets	—	(5)
(Gain) on sale of OREO	(41)	(9)
Increase in cash surrender value of life insurance	(410)	(384)
Deferred compensation, salary continuation and severance plan payments	(1,081)	(732)
Increase in deferred compensation, salary continuation and severance plans	1,604	732
Increase in deferred loan fees and costs	(53)	(47)
Decrease in other assets	1,516	668
(Decrease) increase in other liabilities	(351)	936
Net cash provided by operating activities	13,410	14,826

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	47,544	23,932
Proceeds from sale of available-for-sale securities	99,635	27,567
Purchases of available-for-sale securities	(48,648)	(31,293)
Investment in qualified affordable housing partnerships	—	(32)
Net purchase of Federal Home Loan Bank of San Francisco stock	(34)	(1,355)
Loan originations, net of principal repayments	(27,697)	(53,642)
Net repayment on loan pools	27,265	6,696
Purchase of premises and equipment	(1,823)	(281)
Proceeds from the sale of OREO	87	48
Acquisition of Merchants Holding Company, net of cash paid	(2,875)	—
Net cash provided (used) by investing activities	93,454	(28,360)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2019	2018
Cash flows from financing activities:
Net (decrease) increase in demand, money market and savings	$(25,029)	$69,980
Net decrease in certificates of deposit	(34,764)	(27,951)
Advances on term debt	180,160	230,160
Repayment of term debt	(183,656)	(232,860)
Proceeds from stock options exercised	40	197
Cash paid for shares surrendered for tax-withholding purposes	(94)	(103)
Cash dividends paid on common stock	(2,282)	(1,623)
Net cash (used) provided by financing activities	(65,625)	37,800

Net increase in cash and cash equivalents	41,239	24,266
Cash and cash equivalents at beginning of year	47,365	66,970
Cash and cash equivalents at end of period	$88,604	$91,236

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2019	2018
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$3,480	$2,725
Interest	$4,336	$3,735
Operating leases	$661	$632
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$74	$140

Unrealized gain (loss) on investment securities available-for-sale	$7,588	$(5,338)
Changes in net deferred tax asset related to changes in unrealized (gain) loss on investment securities available-for-sale	(2,243)	1,577
Changes in accumulated other comprehensive income due to unrealized gain (loss) on investment securities available-for-sale, net of tax	$5,345	$(3,761)

Reclassification of accumulated other comprehensive income due to tax rate change	$—	$52

Supplemental disclosures of non cash financing activities:
Stock issued under employee plans	$58	$45
Cash dividend declared on common shares and payable after period-end	$905	$650
Right-of-use lease asset recorded on new leases	$267	$—
Right-of-use lease asset recorded on adoption of ASU No. 2016-02	$3,998	$—
Lease liability recorded on adoption of ASU No. 2016-02	$4,363	$—
Transactions related to the acquisition of Merchants Holding Company:
Assets acquired - fair value	$215,055	$—
Goodwill	$11,006	$—
Liabilities assumed - fair value	$191,154	$—

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Merchants Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) and for Bank of Commerce Mortgage (inactive). As previously announced, the Bank, which previously operated under three separate names, changed its name for all operations to Merchants Bank of Commerce effective May 20, 2019. We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 are derived from the unaudited interim consolidated financial statements, audited consolidated financial statements, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2019 and December 31, 2018, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. We have not consolidated the accounts of the Trust in our Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”), Consolidation (“ASC 810”). We are not considered the primary beneficiary of the Trust (variable interest entity). As a result, the junior subordinated debentures issued by the Holding Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2. COMMON STOCK OUTSTANDING AND EARNINGS PER SHARE

On January 31, 2019, we issued 1,834,142 shares of common stock, and paid $15.3 million in cash for our acquisition of Merchants Holding Company (“Merchants”) at which point Merchants shareholders held, in the aggregate, approximately 10% of our outstanding common stock. See Note 10 Acquisition in these Notes to Consolidated Financial Statements for additional information on the acquisition

Basic earnings per share excludes dilution and is computed by dividing income by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock awards which do not have voting rights or share in dividends. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Holding Company. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

The following is a computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended		For the Nine Months Ended
(Amounts in thousands, except per share information)	September 30,		September 30,
Earnings Per Share	2019	2018	2019	2018
Numerators:
Net income	$4,642	$4,032	$10,592	$10,891
Denominators:
Weighted average number of common shares outstanding - basic (1)	18,130	16,252	17,918	16,242
Effect of potentially dilutive common shares (2)	66	90	63	85
Weighted average number of common shares outstanding - diluted	18,196	16,342	17,981	16,327
Earnings per common share:
Basic	$0.26	$0.25	$0.59	$0.67
Diluted	$0.26	$0.25	$0.59	$0.67
Anti-dilutive options not included in diluted earnings per share calculation	—	—	—	—
Anti-dilutive restricted shares not included in diluted earnings per share calculation	—	—	—	—
(1) Excludes unvested restricted shares because they do not have dividend or voting rights
(2) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

On September 18, 2019, we announced that our Board of Directors had authorized a stock repurchase program. The stock repurchase program authorizes the Company to purchase up to one million shares of its common stock over a period ending March 31, 2020 and is effective immediately. Purchases may be made in the open market, including in block trades, or through privately negotiated transactions, from time to time when management determines that market conditions and other factors warrant such purchases. There is no guarantee as to the exact number of shares to be purchased, and the stock repurchase program may be modified, suspended, or terminated without prior notice. There were no repurchases during the third quarter of 2019.

NOTE 3. SECURITIES

The following tables present the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of September 30, 2019, and December 31, 2018.

	As of September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$39,955	$530	$(18)	$40,467
Obligations of state and political subdivisions	37,401	1,627	(24)	39,004
Residential mortgage-backed securities and collateralized mortgage obligations	164,975	1,883	(864)	165,994
Corporate securities	3,010	4	(22)	2,992
Commercial mortgage-backed securities	22,621	273	(72)	22,822
Other asset-backed securities	1,061	1	—	1,062
Total	$269,023	$4,318	$(1,000)	$272,341

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$40,215	$202	$(330)	$40,087
Obligations of state and political subdivisions	50,037	1,082	(589)	50,530
Residential mortgage-backed securities and collateralized mortgage obligations	142,355	129	(3,981)	138,503
Corporate securities	3,022	—	(100)	2,922
Commercial mortgage-backed securities	25,446	17	(701)	24,762
Other asset-backed securities	123	1	—	124
Total	$261,198	$1,431	$(5,701)	$256,928

The following table presents the expected maturities of investment securities at September 30, 2019.

	Available-For-Sale
(Amounts in thousands)	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$7,404	$7,391
After one year through five years	154,239	155,696
After five years through ten years	62,183	62,906
After ten years	45,197	46,348
Total	$269,023	$272,341

The amortized cost and fair value of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

At September 30, 2019 and December 31, 2018 securities with a fair value of $76.1 million and $68.8 million, respectively, were pledged as collateral to secure public fund deposits, Federal Home Loan Bank of San Francisco borrowings and for other purposes as required by law.

The following table presents the cash proceeds from sales of investment securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Proceeds from sales of investment securities	$13,895	$7,062	$99,635	$27,567

Gross realized gains on sales of investment securities:
U.S. government & agencies	$10	$—	$48	$—
Obligations of state and political subdivisions	10	104	305	260
Residential mortgage-backed securities and collateralized mortgage obligations	22	—	86	—
Commercial mortgage-backed securities	5	—	7	—
Total gross realized gains on sales of investment securities	47	104	446	260

Gross realized losses on sales of investment securities:
U.S. government & agencies	(9)	(43)	(13)	(43)
Obligations of state and political subdivisions	(6)	(1)	(96)	(72)
Residential mortgage-backed securities and collateralized mortgage obligations	(9)	(40)	(157)	(40)
Commercial mortgage-backed securities	(11)	(19)	(43)	(19)
Other asset-backed securities	—	—	—	(45)
Total gross realized losses on sales of investment securities	(35)	(103)	(309)	(219)
Gain on sales of investment securities, net	$12	$1	$137	$41

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Investment securities that were in an unrealized loss position as of September 30, 2019 and December 31, 2018 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of September 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$4,233	$(16)	$415	$(2)	$4,648	$(18)
Obligations of states and political subdivisions	1,728	(24)	—	—	1,728	(24)
Residential mortgage-backed securities and collateralized mortgage obligations	47,359	(350)	32,173	(514)	79,532	(864)
Corporate securities	—	—	978	(22)	978	(22)
Commercial mortgage-backed securities	2,462	(20)	4,729	(52)	7,191	(72)
Total temporarily impaired securities	$55,782	$(410)	$38,295	$(590)	$94,077	$(1,000)

	As of December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
U.S. government & agencies	$7,223	$(39)	$12,274	$(291)	$19,497	$(330)
Obligations of states and political subdivisions	5,545	(40)	16,320	(549)	21,865	(589)
Residential mortgage-backed securities and collateralized mortgage obligations	21,791	(183)	93,038	(3,798)	114,829	(3,981)
Corporate securities	—	—	2,922	(100)	2,922	(100)
Commercial mortgage-backed securities	1,548	(7)	20,176	(694)	21,724	(701)
Total temporarily impaired securities	$36,107	$(269)	$144,730	$(5,432)	$180,837	$(5,701)

At September 30, 2019 and December 31, 2018, the number of securities that were in an unrealized loss position was 78 and 163, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Our Investment Policy requires securities at the time of purchase to be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies. Management monitors the published credit ratings of our investment portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, we have no plans to sell the securities before the recovery of their amortized cost, and the Bank has the ability to hold the securities to maturity these investments are not considered other-than-temporarily impaired.

The following table presents the characteristics of our securities that are in unrealized loss positions at September 30, 2019 and December 31, 2018.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	September 30, 2019 and December 31, 2018
U.S. government & agencies	Direct obligations of the U.S. Government or obligations guaranteed by U.S. Government agencies.
Obligations of states and political subdivisions	General obligation issuances or revenue securities secured by revenues from specific sources issued by municipalities and political subdivisions located within the U.S.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at September 30, 2019 and December 31, 2018, 76% and 66% were issued or guaranteed by U.S. government sponsored entities, respectively.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at September 30, 2019 and December 31, 2018, 100% and 90% were issued or guaranteed by U.S. government sponsored entities, respectively.

Other asset-backed securities	Obligations secured by high quality loans with good credit enhancements issued by non-governmental issuers.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. LOANS

Outstanding loan balances consisted of the following at September 30, 2019, and December 31, 2018.

(Amounts in thousands)	September 30,	December 31,
Loan Portfolio	2019	2018
Commercial	$152,195	$135,543
Commercial real estate:
Real estate - construction and land development	35,606	22,563
Real estate - commercial non-owner occupied	475,678	433,708
Real estate - commercial owner occupied	210,767	204,622
Residential real estate:
Real estate - residential - Individual Tax Identification Number (“ITIN”)	34,036	37,446
Real estate - residential - 1-4 family mortgage	64,747	34,366
Real estate - residential - equity lines	22,729	26,958
Consumer and other	37,324	51,045
Gross loans	1,033,082	946,251
Deferred fees and costs	1,980	1,927
Loans, net of deferred fees and costs	1,035,062	948,178
Allowance for loan and lease losses	(12,285)	(12,292)
Net loans	$1,022,777	$935,886

Certain loans are pledged as collateral for lines of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. Pledged loans totaled $527.5 million and $490.2 million at September 30, 2019 and December 31, 2018, respectively.

When we purchase loans, they are typically purchased at a discount to enhance yield and compensate for credit risk. We have no purchased credit impaired loans as of September 30, 2019, and December 31, 2018. Gross loan balances in the table above include net purchase discounts of $1.7 million and $2.5 million as of September 30, 2019, and December 31, 2018, respectively

Gross loan balances in the table above at September 30, 2019 include a fair value discount of $1.9 million for loans acquired from Merchants during the first quarter of 2019. We recorded $193 thousand and $431 thousand in accretion of the discount for these loans during the three and nine months ended September 30, 2019, respectively.

Past Due Loans

Past due loans (gross), segregated by loan portfolio were as follows, as of September 30, 2019, and December 31, 2018.

			90 or				Recorded
(Amounts in thousands)	30-59	60-89	Greater				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
September 30, 2019	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$19	$2	$36	$57	$152,138	$152,195	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	35,606	35,606	—
Real estate - commercial non-owner occupied	—	—	—	—	475,678	475,678	—
Real estate - commercial owner occupied	—	—	—	—	210,767	210,767	—
Residential real estate:
Real estate - residential - ITIN	142	—	174	316	33,720	34,036	—
Real estate - residential - 1-4 family mortgage	—	—	—	—	64,747	64,747	—
Real estate - residential - equity lines	163	—	—	163	22,566	22,729	—
Consumer and other	99	101	—	200	37,124	37,324	—
Total	$423	$103	$210	$736	$1,032,346	$1,033,082	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			90 or				Recorded
(Amounts in thousands)	30-59	60-89	Greater				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2018	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$135,543	$135,543	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	22,563	22,563	—
Real estate - commercial non-owner occupied	10,878	—	548	11,426	422,282	433,708	—
Real estate - commercial owner occupied	688	—	—	688	203,934	204,622	—
Residential real estate:
Real estate - residential - ITIN	184	279	259	722	36,724	37,446	—
Real estate - residential - 1-4 family mortgage	—	—	185	185	34,181	34,366	—
Real estate - residential - equity lines	90	—	—	90	26,868	26,958	—
Consumer and other	534	263	—	797	50,248	51,045	—
Total	$12,374	$542	$992	$13,908	$932,343	$946,251	$—

Nonaccrual Loans

Nonaccrual loans, segregated by loan portfolio, were as follows as of September 30, 2019 and December 31, 2018.

(Amounts in thousands)	September 30,	December 31,
Nonaccrual Loans	2019	2018
Commercial	$139	$959
Commercial real estate:
Real estate - commercial non-owner occupied	10,099	548
Residential real estate:
Real estate - residential - ITIN	2,339	2,388
Real estate - residential - 1-4 family mortgage	198	185
Real estate - residential - equity lines	—	43
Consumer and other	21	23
Total	$12,796	$4,146

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $115 thousand and $40 thousand for the three months ended September 30, 2019 and 2018, respectively. We would have recognized additional interest income, net of tax, of approximately $484 thousand and $121 thousand for the nine months ended September 30, 2019 and 2018, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. The following tables summarize impaired loans by loan portfolio as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$172	$375	$—
Commercial real estate:
Real estate - commercial non-owner occupied	10,099	10,697	—
Residential real estate:
Real estate - residential - ITIN	5,953	7,636	—
Real estate - residential - 1-4 family mortgage	198	316	—
Total with no related allowance recorded	$16,422	$19,024	$—

With an allowance recorded:
Commercial	$596	$598	$170
Residential real estate:
Real estate - residential - ITIN	458	458	41
Real estate - residential - equity lines	236	236	118
Consumer and other	21	21	6
Total with an allowance recorded	$1,311	$1,313	$335

By loan portfolio:
Commercial	$768	$973	$170
Commercial real estate	10,099	10,697	—
Residential real estate	6,845	8,646	159
Consumer and other	21	21	6
Total impaired loans	$17,733	$20,337	$335

	As of December 31, 2018
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$51	$69	$—
Commercial real estate:
Real estate - commercial non-owner occupied	548	548	—
Residential real estate:
Real estate - residential - ITIN	6,138	7,676	—
Real estate - residential - 1-4 family mortgage	185	223	—
Real estate - residential - equity lines	43	48	—
Total with no related allowance recorded	$6,965	$8,564	$—

With an allowance recorded:
Commercial	$2,132	$2,256	$748
Commercial real estate:
Real estate - commercial non-owner occupied	795	795	209
Residential real estate:
Real estate - residential - ITIN	734	772	91
Real estate - residential - equity lines	363	363	182
Consumer and other	23	23	7
Total with an allowance recorded	$4,047	$4,209	$1,237

By loan portfolio:
Commercial	$2,183	$2,325	$748
Commercial real estate	1,343	1,343	209
Residential real estate	7,463	9,082	273
Consumer and other	23	23	7
Total impaired loans	$11,012	$12,773	$1,237

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize average recorded investment and interest income recognized on impaired loans by loan portfolio for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$807	$10	$2,254	$19
Commercial real estate:
Real estate - commercial non-owner occupied	10,887	7	798	11
Residential real estate:
Real estate - residential - ITIN	6,490	40	7,154	43
Real estate - residential - 1-4 family mortgage	204	—	181	—
Real estate - residential - equity lines	238	4	412	5
Consumer and other	21	—	30	—
Total	$18,647	$61	$10,829	$78

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$1,377	$42	$2,508	$60
Commercial real estate:
Real estate - commercial non-owner occupied	10,307	30	799	35
Residential real estate:
Real estate - residential - ITIN	6,694	123	7,272	126
Real estate - residential - 1-4 family mortgage	194	—	231	—
Real estate - residential - equity lines	306	14	418	15
Consumer and other	22	—	33	—
Total	$18,900	$209	$11,261	$236

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

Troubled Debt Restructurings

At September 30, 2019 and December 31, 2018, impaired loans of $4.9 million and $6.9 million, respectively, were classified as performing restructured loans.

For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of December 31, 2018, we had only one restructured commercial line of credit in nonaccrual status that had $313 thousand in available credit. As of September 30, 2019, we had no obligations to lend additional funds on any restructured loans.

As of September 30, 2019, we had $6.7 million in troubled debt restructurings compared to $9.6 million as of December 31, 2018. As of September 30, 2019, we had 99 loans that qualified as troubled debt restructurings, of which 97 were performing according to their restructured terms. Troubled debt restructurings represented 0.65% of gross loans as of September 30, 2019, compared to 1.01% at December 31, 2018.

The types of modifications offered can generally be described in the following categories:

Maturity – A modification in which the maturity date, timing of payments or frequency of payments are changed.

Payment Deferral – A modification in which a portion of the owning principal is decreased.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the period ended balances of newly restructured loans and the types of modifications that occurred during the three and nine months ended September 30, 2019. There were no new troubled debt restructurings during the three and nine months ended September 30, 2018.

	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
(Amounts in thousands)
Troubled Debt Restructuring Modification Types	Maturity	Payment Deferral	Total	Maturity	Payment Deferral	Total
Commercial	$—	$—	$—	$66	$—	$66
Total	$—	$—	$—	$66	$—	$66

For the three and nine month periods ended September 30, 2019, the table below provides information regarding the number of loans where the contractual terms have been restructured in a manner, which grants a concession to a borrower experiencing financial difficulties.

	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$99	$99
Total	—	$—	$—	1	$99	$99

There were no loans modified as a troubled debt restructuring within the previous twelve months for which there was a payment default (after restructuring) during the three and nine months ended September 30, 2019.

Performing and Nonperforming Loans

We define a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of original contractual principal and interest is likely. We define a nonperforming loan as an impaired loan, which may be on nonaccrual, or is 90 days past due and still accruing, or has been restructured and does not comply with its modified terms, and our ultimate collection of original contractual principal and interest is uncertain. Performing and nonperforming loans, segregated by loan portfolio, were as follows at September 30, 2019 and December 31, 2018.

(Amounts in thousands)	September 30, 2019
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$152,056	$139	$152,195
Commercial real estate:
Real estate - construction and land development	35,606	—	35,606
Real estate - commercial non-owner occupied	465,579	10,099	475,678
Real estate - commercial owner occupied	210,767	—	210,767
Residential real estate:
Real estate - residential - ITIN	31,697	2,339	34,036
Real estate - residential - 1-4 family mortgage	64,549	198	64,747
Real estate - residential - equity lines	22,729	—	22,729
Consumer and other	37,303	21	37,324
Total	$1,020,286	$12,796	$1,033,082

(Amounts in thousands)	December 31, 2018
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$134,584	$959	$135,543
Commercial real estate:
Real estate - construction and land development	22,563	—	22,563
Real estate - commercial non-owner occupied	433,160	548	433,708
Real estate - commercial owner occupied	204,622	—	204,622
Residential real estate:
Real estate - residential - ITIN	35,058	2,388	37,446
Real estate - residential - 1-4 family mortgage	34,181	185	34,366
Real estate - residential - equity lines	26,915	43	26,958
Consumer and other	51,022	23	51,045
Total	$942,105	$4,146	$946,251

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

The following tables summarize loans by internal risk grades and by loan class as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$140,664	$10,688	$125	$718	$—	$152,195
Commercial real estate:
Real estate - construction and land development	35,585	21	—	—	—	35,606
Real estate - commercial non-owner occupied	440,880	18,149	5,442	11,207	—	475,678
Real estate - commercial owner occupied	195,137	5,187	—	10,443	—	210,767
Residential real estate:
Real estate - residential - ITIN	29,467	—	—	4,569	—	34,036
Real estate - residential - 1-4 family mortgage	63,531	1,018	—	198	—	64,747
Real estate - residential - equity lines	22,641	—	—	88	—	22,729
Consumer and other	37,300	—	—	24	—	37,324
Total	$965,205	$35,063	$5,567	$27,247	$—	$1,033,082

	As of December 31, 2018
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$118,643	$15,247	$—	$1,653	$—	$135,543
Commercial real estate:
Real estate - construction and land development	22,539	24	—	—	—	22,563
Real estate - commercial non-owner occupied	409,157	21,698	—	2,853	—	433,708
Real estate - commercial owner occupied	179,154	14,075	—	11,393	—	204,622
Residential real estate:
Real estate - residential - ITIN	31,805	—	—	5,641	—	37,446
Real estate - residential - 1-4 family mortgage	33,388	793	—	185	—	34,366
Real estate - residential - equity lines	25,336	1,313	—	309	—	26,958
Consumer and other	51,016	—	—	29	—	51,045
Total	$871,038	$53,150	$—	$22,063	$—	$946,251

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $250 thousand at September 30, 2019.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the ALLL by portfolio for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30, 2019
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,104	$7,598	$1,070	$1,070	$603	$12,445
Charge-offs	(81)	—	(43)	(195)	—	(319)
Recoveries	5	—	104	50	—	159
Provision	(84)	120	(77)	66	(25)	—
Ending balance	$1,944	$7,718	$1,054	$991	$578	$12,285

	For the Three Months Ended September 30, 2018
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,442	$7,091	$1,111	$1,317	$427	$12,388
Charge-offs	—	—	—	(198)	—	(198)
Recoveries	35	—	89	78	—	202
Provision	(248)	116	12	90	30	—
Ending balance	$2,229	$7,207	$1,212	$1,287	$457	$12,392

	For the Nine Months Ended September 30, 2019
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,205	$7,116	$1,173	$1,356	$442	$12,292
Charge-offs	(227)	(233)	(181)	(685)	—	(1,326)
Recoveries	916	—	204	199	—	1,319
Provision	(950)	835	(142)	121	136	—
Ending balance	$1,944	$7,718	$1,054	$991	$578	$12,285

	For the Nine Months Ended September 30, 2018
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,397	$6,514	$1,169	$1,435	$410	$11,925
Charge-offs	(132)	—	(164)	(673)	—	(969)
Recoveries	838	—	382	216	—	1,436
Provision	(874)	693	(175)	309	47	—
Ending balance	$2,229	$7,207	$1,212	$1,287	$457	$12,392

The following tables summarize the ALLL and the recorded investment in loans and leases as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$170	$—	$159	$6	$—	$335
Collectively evaluated for impairment	1,774	7,718	895	985	578	11,950
Total	$1,944	$7,718	$1,054	$991	$578	$12,285
Gross loans:
Individually evaluated for impairment	$768	$10,099	$6,845	$21	$—	$17,733
Collectively evaluated for impairment	151,427	711,952	114,667	37,303	—	1,015,349
Total gross loans	$152,195	$722,051	$121,512	$37,324	$—	$1,033,082

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2018
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$748	$209	$273	$7	$—	$1,237
Collectively evaluated for impairment	1,457	6,907	900	1,349	442	11,055
Total	$2,205	$7,116	$1,173	$1,356	$442	$12,292
Gross loans:
Individually evaluated for impairment	$2,183	$1,343	$7,463	$23	$—	$11,012
Collectively evaluated for impairment	133,360	659,550	91,307	51,022	—	935,239
Total gross loans	$135,543	$660,893	$98,770	$51,045	$—	$946,251

The ALLL totaled $12.3 million or 1.19% of total gross loans at September 30, 2019 and $12.3 million or 1.30% at December 31, 2018. As of September 30, 2019 and December 31, 2018, we had commitments to extend credit of $269.5 million and $235.8 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 was $695 thousand.

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

We believe that the ALLL was adequate as of September 30, 2019. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of September 30, 2019, approximately 81% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2019, the unallocated allowance amount represented 5% of the ALLL, compared to 4% at December 31, 2018.

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

Our investments in Qualified Affordable Housing Partnerships totaled $2.6 million at September 30, 2019. These investments are recorded in Other Assets with a corresponding funding obligation of $343 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

The following tables present our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at September 30, 2019 and December 31, 2018. In addition, the tables reflect the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the nine months ended September 30, 2019 and 2018.

	At September 30, 2019			For the Nine Months Ended September 30, 2019
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit (Expense)
Raymond James California Housing Opportunities Fund II	$2,000	$887	$28	$150	$135	$15
WNC Institutional Tax Credit Fund 38, L.P.	1,000	421	—	81	68	13
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,105	315	168	165	3
California Affordable Housing Fund	2,454	210	—	18	29	(11)
Total	$7,954	$2,623	$343	$417	$397	$20

	At December 31, 2018			For the Nine Months Ended September 30, 2018
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit (Expense)
Raymond James California Housing Opportunities Fund II	$2,000	$1,022	$28	$150	$133	$17
WNC Institutional Tax Credit Fund 38, L.P.	1,000	489	—	95	79	16
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,270	315	170	167	3
California Affordable Housing Fund	2,454	239	—	23	36	(13)
Total	$7,954	$3,020	$343	$438	$415	$23

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables present our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended
	September 30, 2019		September 30, 2018
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$43	$7	$43	$8
WNC Institutional Tax Credit Fund 38, L.P.	23	4	28	4
Merritt Community Capital Corporation Fund XV, L.P.	48	8	48	8
California Affordable Housing Fund	—	6	1	6
Total	$114	$25	$120	$26

	For the Nine Months Ended
	September 30, 2019		September 30, 2018
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$128	$22	$127	$23
WNC Institutional Tax Credit Fund 38, L.P.	70	11	84	11
Merritt Community Capital Corporation Fund XV, L.P.	144	24	145	25
California Affordable Housing Fund	—	18	4	19
Total	$342	$75	$360	$78

The following table reflects the net income tax benefit and (expense) at September 30, 2019 that is expected to be recognized over the remaining lives of the investments and has been updated to reflect the lower tax rate in the Tax Cuts and Jobs Act enacted December 22, 2017.

(Amounts in thousands)
Qualified Affordable Housing Partnerships:	Raymond James	WNC Institutional	Merritt Community	California	Total Net
Anticipated net income tax benefit (expense)	California Housing	Tax Credit	Capital Corporation	Affordable	Income Tax
less amortization of investments	Opportunities Fund II	Fund 38, L.P.	Fund XV, L.P	Housing Fund	Benefit
2019	$15	$13	$3	$(11)	$20
2020	19	17	4	(14)	26
2021	19	16	4	(14)	25
2022	19	14	3	(13)	23
2023 and thereafter	32	27	7	(32)	34
Total	$104	$87	$21	$(84)	$128

NOTE 6. TERM DEBT

Term debt at September 30, 2019 and December 31, 2018 consisted of the following.

(Amounts in thousands)	September 30, 2019	December 31, 2018
Senior debt	$—	$3,496
Unamortized debt issuance costs	—	(2)
Subordinated Debt	10,000	10,000
Unamortized debt issuance costs	(55)	(89)
Net term debt	$9,945	$13,405

Future contractual maturities of term debt at September 30, 2019 are as follows.

(Amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Subordinated Debt	$—	$—	$—	$—	$—	$10,000	$10,000
Total future maturities	$—	$—	$—	$—	$—	$10,000	$10,000

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Federal Home Loan Bank of San Francisco Borrowings

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $436.5 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate secured loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and certain pledged securities held in the Bank’s investment securities portfolio.

The Bank had no outstanding borrowings from the Federal Home Loan Bank of San Francisco at September 30, 2019 or December 31, 2018. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the nine months ended September 30, 2019 and year ended December 31, 2018 was $12.9 million and $22.5 million, respectively. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco at any month end during the nine months ended September 30, 2019 and year ended December 31, 2018 was $40.0 million and $70.0 million, respectively. As of September 30, 2019, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $7.4 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

We have pledged $494.9 million of our commercial real estate and residential real estate loans and $26.5 million in securities as collateral for the line of credit with the Federal Home Loan Bank of San Francisco as of September 30, 2019.

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

Federal Funds

We have entered into nonbinding unsecured federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $35.0 million at September 30, 2019 and had interest rates ranging from 2.00% to 2.86%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually. At September 30, 2019 and December 31, 2018, we had no outstanding advances on any of the Bank’s federal funds lines of credit.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $24.9 million subject to collateral requirements, namely the amount of certain pledged loans. At September 30, 2019 and December 31, 2018, we had no outstanding advances on our line of credit with the Federal Reserve Bank. We have pledged $32.6 million of our commercial loans as collateral for the line of credit with the Federal Reserve Bank as of September 30, 2019.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of our commitments and contingent liabilities at September 30, 2019 and December 31, 2018.

(Amounts in thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit	$261,925	$223,882
Standby letters of credit	4,241	8,548
Affordable housing grants	3,338	3,338
Access to Housing and Economic Assistance for Development grants	50	100
Total commitments and contingent liabilities	$269,554	$235,868

We were not required to perform on any financial guarantees during the nine months ended September 30, 2019, or during the year ended December 31, 2018. At September 30, 2019, approximately $3.5 million of standby letters of credit will expire within one year, and $744 thousand will expire thereafter.

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

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at September 30, 2019 and December 31, 2018. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. Any provision adjustments are recorded in Other Expenses in the Consolidated Statements of Income.

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

Concentrations of Credit Risk

We grant many loans collateralized by real estate. In our judgment, a concentration exists in real estate related loans, which represented approximately 81% of our gross loan portfolio at September 30, 2019 and December 31, 2018. We underwrite real estate loans in accordance with loan policies that set underwriting criteria, including property types, loan-to-value limits and minimum debt service coverage ratios. We employ a variety of real estate concentration risk management tools including monitoring of limits on concentration levels, limits by property type and geography, annual property reviews including site visits and portfolio stress testing.

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

We have applied ASC Topic 842 as of January 1, 2019 and elected the practical expedients package for all of our leases. In accordance with the practical expedients package we were not required to reassess whether any expired or existing contracts are leases or contain leases. We were also not required to reassess the lease classification for existing or expired leases between operating and finance leases. On January 1, 2019, we recorded $4.4 million in Other Liabilities representing the present value of the remaining minimum lease payments and we recorded an offsetting right-of-use asset in Other Assets. The present value calculation uses a discount rate, which is based on our incremental borrowing rate. The right-of-use asset was also reduced by $458 thousand on January 1, 2019 for amounts recognized under the previous accounting requirements. During the third quarter of 2019, we recorded $267 thousand in Other Liabilities and an offsetting right-of-use asset in Other Assets for additional office space leased during the quarter. The table below presents information regarding our leases as of September 30, 2019.

(Amounts in thousands)	September 30, 2019
Right-of-use lease asset	$3,654
Lease liability	$4,062
Weighted Average Remaining Lease Term	5.72
Weighted Average Discount Rate	2.95%

Lease expenses are recorded on a straight-line basis over the life of each lease. Lease expense and cash paid on leases are presented in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Operating lease expense	$212	$189	$611	$568
Cash paid for operating leases	$229	$213	$661	$632

The following table sets forth, as of September 30, 2019, the future minimum lease cash payments under non-cancelable operating leases and a reconciliation of the undiscounted cash flows to the operating lease liability.

(Amounts in thousands)
Amounts due in:
2019	$236
2020	961
2021	979
2022	888
2023	342
Thereafter	1,032
Total undiscounted future minimum lease cash payments	4,438
Present value adjustment	(376)
Lease liability	$4,062

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. FAIR VALUES

The following tables present estimated fair values of our financial instruments as of September 30, 2019 and December 31, 2018, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The tables indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as bank-owned life insurance policies.

(Amounts in thousands)	Carrying	Fair Value Measurements Using
September 30, 2019	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$88,604	$88,604	$—	$—
Securities available-for-sale	$272,341	$—	$272,341	$—
Net loans	$1,022,777	$—	$—	$1,028,244
Federal Home Loan Bank of San Francisco stock	$7,379	$7,379	$—	$—
Financial liabilities
Deposits	$1,262,139	$—	$1,264,011	$—
Term debt	$9,945	$—	$10,177	$—
Junior subordinated debenture	$10,310	$—	$13,518	$—

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2018	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$47,365	$47,365	$—	$—
Securities available-for-sale	$256,928	$—	$256,928	$—
Net loans	$935,886	$—	$—	$936,697
Federal Home Loan Bank of San Francisco stock	$5,892	$5,892	$—	$—
Financial liabilities
Deposits	$1,131,716	$—	$1,129,795	$—
Term debt	$13,405	$—	$13,323	$—
Junior subordinated debenture	$10,310	$—	$14,183	$—

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of September 30, 2019 and December 31, 2018.

(Amounts in thousands)	Fair Value at September 30, 2019
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$40,467	$—	$40,467	$—
Obligations of states and political subdivisions	39,004	—	39,004	—
Residential mortgage-backed securities and collateralized mortgage obligations	165,994	—	165,994	—
Corporate securities	2,992	—	2,992	—
Commercial mortgage-backed securities	22,822	—	22,822	—
Other asset-backed securities	1,062	—	1,062	—
Total assets measured at fair value	$272,341	$—	$272,341	$—

(Amounts in thousands)	Fair Value at December 31, 2018
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$40,087	$—	$40,087	$—
Obligations of states and political subdivisions	50,530	—	50,530	—
Residential mortgage-backed securities and collateralized mortgage obligations	138,503	—	138,503	—
Corporate securities	2,922	—	2,922	—
Commercial mortgage-backed securities	24,762	—	24,762	—
Other investment securities	124	—	124	—
Total assets measured at fair value	$256,928	$—	$256,928	$—

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2019 or the year ended December 31, 2018.

Nonrecurring items

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.

Collateral Dependent Loans - When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. When the fair value of the collateral is based on an appraisal or other estimate and there is no observable market price, we record the impaired loan as nonrecurring Level 3 fair value.

OREO - The OREO amounts below represent impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. OREO fair values are adjusted for estimated selling costs that are based off the adjusted fair value are between 41% and 43%. We record OREO as a nonrecurring Level 3 fair value.

The following tables present information about our assets at September 30, 2019 and December 31, 2018 measured at fair value on a nonrecurring basis for which a nonrecurring fair value adjustment has been recorded during the reporting period. The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at September 30, 2019
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$10,171	$—	$—	$10,171
Other real estate owned	58	—	—	58
Total assets measured at fair value	$10,229	$—	$—	$10,229

(Amounts in thousands)	Fair Value at December 31, 2018
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Other real estate owned	$31	$—	$—	$31
Total assets measured at fair value	$31	$—	$—	$31

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2019 and 2018 related to assets outstanding at September 30, 2019 and 2018.

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Fair value adjustments	2019	2018	2019	2018
Collateral dependent impaired loans	$29	$—	$328	$—
Other real estate owned	43	—	43	138
Total	$72	$—	$371	$138

During the nine months ended September 30, 2019, collateral dependent impaired loans with a carrying value of $10.5 million were written down to their fair value of $10.2 million resulting in a $328 thousand adjustment to the ALLL.

During the nine months ended September 30, 2019, two OREO properties with an aggregate carrying value of $101 thousand outstanding at period end were written down to their fair value of $58 thousand, resulting in a $43 thousand adjustment to the ALLL.

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

We paid $15.3 million in cash and issued 1,834,142 shares of common stock to Merchants shareholders who held, in the aggregate, approximately 10% of our outstanding common stock on January 31, 2019. One former member of the Merchants board now serves on our board of directors. The acquisition, after fair value adjustments added $190.2 million in deposits, $107.4 million in investment securities and $85.3 million in loans to our Bank as of January 31, 2019.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The calculation of goodwill recorded during 2019 is detailed below.

	As Recorded by	Fair Value
	Merchants	And Other Acquisition	As Recorded by
(Amounts in thousands)	Holding Company	Related Adjustments	the Company
Consideration paid:
Cash			$15,300
Stock 1,834,142 shares at $10.69 per share			19,607
Total consideration			$34,907

Assets acquired:
Cash and fed funds sold	$12,425	$—	$12,425
Investment securities	107,931	(551)	107,380
Loans, gross	87,570	(2,292)	85,278
Allowance for loan and lease losses	(1,286)	1,286	—
Interest receivable	688	—	688
Premises and equipment, net	378	1,856	2,234
Deferred tax assets, net	1,374	(1,352)	22
Federal Home Loan Bank of San Francisco stock	1,454	—	1,454
Life insurance	755	—	755
Other assets	371	95	466
Core deposit intangible	—	4,353	4,353
Total assets acquired	$211,660	$3,395	$215,055

Liabilities assumed:
Demand, money market and savings	$152,213	$—	$152,213
Certificates of deposit	38,003	—	38,003
Total deposits	190,216	—	190,216
Other liabilities	916	22	938
Total liabilities assumed	$191,132	$22	$191,154
Net identifiable assets acquired over liabilities assumed	$20,528	$3,373	$23,901
Goodwill			$11,006

Goodwill

As a result of the Merchants acquisition, we have recorded goodwill totaling $11.0 million. Goodwill reflects the expected value of Merchants reputation in the community, stable customer base and expected synergies created through the combined operations with our Company and was calculated as the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill and core deposit intangible amortization from this acquisition is not deductible for tax purposes.

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

Loans

We engaged a third party to assist us in determining the fair values for the loans acquired from Merchants based upon the present values of the expected cash flows and market-derived discount rates. There were no loans acquired with evidence of deterioration of credit quality since origination for which we believe it is probable that we will be unable to collect all contractually required payments receivable. A fair value discount of $2.3 million was recorded for loans acquired from Merchants and is being accreted over the life of the loans as a yield adjustment. We recorded $193 thousand and $431 thousand in accretion of the discount for these loans during the three and nine months ended September 30, 2019, respectively.

Premises and Equipment

We engaged an independent licensed appraiser to determine the fair value of the acquired real estate located in Sacramento. The fair value of tangible personal property was not material.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Deferred Tax Assets

Deferred income tax assets were recorded to reflect the difference between the carrying values of the acquired assets and liabilities for financial reporting purposes and the basis for income tax purposes using the Company’s statutory federal and state income tax rates.

Core Deposit Intangible

We engaged an independent third party to assist us in determining the core deposit intangible asset of $4.4 million for the deposits acquired in the Merchants acquisition during the first quarter of 2019. The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (nonmaturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It was calculated as the present value of the difference in cash flows between maintaining the core deposits (interest and net maintenance costs) and the cost of an equal amount of funds with a similar term from an alternative source. The core deposit intangible is being amortized on a straight line basis over an estimated eight-year life, and is evaluated periodically for impairment. No impairment loss was recognized in 2019. We recorded amortization of the core deposit intangible totaling $136 thousand and $363 thousand during the three and nine months ended September 30, 2019, respectively. The future estimated amortization expense on the CDI from the Merchants acquisition at September 30, 2019 is as follows:

(Amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Core deposit intangible amortization	$136	$544	$544	$544	$544	$1,678	$3,990

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

	For the Three Months Ended		For the Nine Months Ended
Pro forma revenue and earnings	September 30,		September 30,
(Amounts in thousands)	2019	2018	2019	2018
Net interest income	$13,722	$13,492	$40,416	$39,095
Net income (1)	$4,642	$4,371	$10,555	$11,974
(1) Net income includes acquisition-related costs of ($113) thousand and $2.2 million for the three and nine months ended September 30, 2019.

It is impracticable to separately provide information regarding the amount of revenue and earnings from Merchants included in our Consolidated Statement of Income because the operations of Merchants were substantially comingled with the operations of the Company as of the acquisition date.

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

●	Changes in the cost and scope of insurance from the Federal Deposit Insurance Corporation and other third parties;
●	Changes in consumer spending, borrowing and savings habits;
●	Deterioration in the reputation of banks and the financial services industry could adversely affect the Company's ability to obtain and retain customers;
●	Changes in the level of our nonperforming assets and loan charge-offs;
●	Deterioration in values of real estate in California and the United States generally, both residential and commercial;
●	Possible other-than-temporary impairment of securities held by us;
●	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	The willingness of customers to substitute competitors’ products and services for our products and services;
●	Technological changes could expose us to new risks, including potential systems failures or fraud;
●	The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and
●	Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters;
●	The risks presented by public stock market volatility, which could adversely affect the market price of the Company's common stock and the ability to raise additional capital;
●	Inability to attract deposits and other sources of liquidity at acceptable costs;
●	Changes in the competitive environment among financial and bank holding companies and other financial service providers, including Fintech companies;
●	Consolidation in the financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;
●	The loss of critical personnel and the challenge of hiring qualified personnel at acceptable compensation levels;
●	Natural disasters, such as earthquakes, volcanic eruptions, tsunami, wildfires, droughts, floods, mudslides, hurricanes, tornados and other geologic processes;
●	Natural disasters outside California could negatively impact our purchased loan portfolio or our third party loan servicers;
●	Unauthorized computer access, computer hacking, cyber-attacks, electronic fraudulent activity, attempted theft of financial assets, computer viruses, phishing schemes and other security problems;
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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2018 to September 30, 2019. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2019, compared to the same periods in 2018. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

GENERAL

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”) is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Merchants Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) and Bank of Commerce Mortgage (inactive). As previously announced, the Bank changed its name for all operations to Merchants Bank of Commerce effective May 20, 2019. We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II, which was organized in connection with our prior issuance of trust-preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

We commenced banking operations in 1982 and grew organically to four branches before purchasing five Bank of America branches in 2016. With our recent acquisition of Merchants Holding Company, we now operate ten full service facilities and one limited service facility in northern California. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. We provide a wide range of financial services and products for business and retail customers which are competitive with those traditionally offered by banks of similar size in California. As of September 30, 2019 and December 31, 2018, we operated under one primary business segment: Community Banking.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Financial highlights for the third quarter of 2019 compared to the same quarter a year ago:

Performance

●

Net income of $4.6 million was an increase of $610 thousand (15%) from $4.0 million earned during the same period in the prior year. Earnings of $0.26 per share – diluted was an increase of $0.01 (4%) from $0.25 per share – diluted earned during the same period in the prior year and reflects the impact of 1,834,142 shares of common stock issued during the first quarter of 2019 as part of our acquisition of Merchants.

●	Net interest income increased $1.6 million (13%) to $13.7 million compared to $12.1 million for the same period in the prior year.
●	Net interest margin improved to 4.00% compared to 3.91% for the same period in the prior year
●	Return on average assets increased to 1.26% compared to 1.23% for the same period in the prior year.
●	Return on average equity decreased to 10.86% compared to 12.16% for the same period in the prior year.
●	Average loans totaled $1.030 billion, an increase of $99 million (11%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.360 billion, an increase of $130 million (11%) compared to average earning assets for the same period in the prior year.
●	Average deposits totaled $1.255 billion, an increase of $145 million (13%) compared to average deposits for the same period in the prior year.
o	Average non-maturing deposits totaled $1.097 billion, an increase of $151 million (16%) compared to the same period in the prior year.
o	Average certificates of deposit totaled $157.6 million, a decrease of $5.7 million (3%) compared to same period in the prior year.
●	The Company’s efficiency ratio was 56.4% compared to 58.4% during the same period in the prior year.
●	Book value per common share was $9.42 at September 30, 2019 compared to $8.14 at September 30, 2018.
●	Tangible book value per common share was $8.51 at September 30, 2019 compared to $8.03 at September 30, 2018.

Credit Quality

●

Nonperforming assets at September 30, 2019 totaled $12.8 million or 0.87% of total assets, an increase of $9.0 million since September 30, 2018. The increase in nonperforming assets results from one $10.1 million commercial real estate loan. The loan is current and management believes it is adequately collateralized.

●	Net loan recoveries were $160 thousand in the third quarter of 2019 compared with net loan recoveries of $4 thousand for the same quarter a year ago.

Financial highlights for the first nine months of 2019 compared to the same period a year ago:

Performance

●

Net income of $10.6 million ($0.59 per share – diluted) was a decrease of $299 thousand (3%) from $10.9 million ($0.67 per share – diluted) earned during the same period in the prior year. The current year includes acquisition costs of $2.2 million and name change costs of $501 thousand, as well as the impact of issuing 1,834,142 shares of common stock during the first quarter as part of our acquisition of Merchants.

●	Net interest income increased $5.2 million (15%) to $40.2 million compared to $35.1 million for the same period in the prior year.
●	Net interest margin improved to 3.98% compared to 3.88% for the same period in the prior year
●	Return on average assets decreased to 0.98% compared to 1.14% for the same period in the prior year.
●	Return on average equity decreased to 8.74% compared to 11.29% for the same period in the prior year.
●	Average loans totaled $1.017 billion, an increase of $104 million (11%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.350 billion, an increase of $143 million (12%) compared the same period in the prior year.
●	Average deposits totaled $1.232 billion, an increase of $154 million (14%) compared the same period in the prior year.
o	Average non-maturing deposits totaled $1.069 billion, an increase of $163 million (18%) compared to the same period in the prior year.
o	Average certificates of deposit totaled $163.0 million, a decrease of $8.9 million (5%) compared to the same period in the prior year.
●	The Company’s efficiency ratio was 66.5% compared to 61.5% for the same period in the prior year.
o

The Company’s efficiency ratio of 66.5% for the first nine months of 2019 includes $2.2 million in acquisition costs and $501 thousand in name change costs. The efficiency ratio excluding these non-recurring costs was 60.3%.

●	Book value per common share was $9.42 at September 30, 2019 compared to $8.47 at December 31, 2018.
●	Tangible book value per common share was $8.51 at September 30, 2019 compared to $8.36 at December 31, 2018.

Credit Quality

●

Nonperforming assets at September 30, 2019 totaled $12.8 million or 0.87% of total assets, an increase of $8.7 million since December 31, 2018. The increase in nonperforming assets results from one $10.1 million commercial real estate loan. The loan is current and management believes it is adequately collateralized.

●	Net loan charge-offs were $7 thousand for the first nine months of 2019 compared with net recoveries of $467 thousand for the same period in the prior year.

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

Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users to better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting guidance for credit losses on securities and purchased financial assets with credit deterioration.

Methods and timing of adoption – The FASB has voted to delay until January 2023 the implementation of the ASU No. 2016-13 for smaller reporting companies as defined by the SEC. The FASB affirmed that the one-time determination of whether an entity is eligible to be an smaller reporting company will be based on an entity’s most recent assessment in accordance with SEC regulations as of the date that a final update on effective dates is issued (for example, November 20, 2019). We expect that we will qualify as a smaller reporting company on that date and in light of this very recent delay, management has not yet determined when to implement the new ASU or the expected financial impact.

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

The following table summarizes as of September 30, 2019 when loans are projected to reprice by year and by rate index.

						Years 6
						Through	Beyond
(Amounts in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 10	Year 10	Total
Rate Index:
Fixed	$46,963	$51,876	$43,148	$76,813	$33,417	$154,808	$35,385	$442,410
Variable:
Prime	99,652	4,827	5,729	8,198	7,667	1,644	—	127,717
5 Year Treasury	20,669	53,077	70,058	88,475	73,234	53,514	—	359,027
7 Year Treasury	904	3,556	8,698	4,762	5,629	13,919	—	37,468
1 Year LIBOR	21,615	—	—	—	—	—	—	21,615
Other Indexes	4,518	2,655	1,676	2,121	1,451	21,370	238	34,029
Nonaccrual	1,080	9,800	292	275	257	814	278	12,796
Total	$195,401	$125,791	$129,601	$180,644	$121,655	$246,069	$35,901	$1,035,062

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The current year includes the benefits of our January 31, 2019 acquisition of Merchants National Bank of Sacramento (“Merchants”). The acquisition added $190.2 million in deposits, $85.3 million in loans and $107.4 million in investment securities on January 31, 2019.As previously announced, the Company’s subsidiary bank, which had been operating under multiple names, simultaneously changed the name for all locations to Merchants Bank of Commerce. To date, acquisition related costs have totaled $2.2 million and costs related to the name change have totaled $501 thousand. All significant costs for these two projects have now been absorbed.

Third Quarter of 2019 Compared With Third Quarter of 2018

Net income for the third quarter of 2019 increased $610 thousand compared to the third quarter of 2018. In the current quarter, net interest income was $1.6 million higher and noninterest income was $63 thousand higher. These positive changes were offset by noninterest expenses that were $666 thousand higher and the provision for income taxes was $382 thousand higher.

First Nine Months of 2019 Compared With First Nine Months of 2018

Net income for the first nine months of 2019 decreased $299 thousand compared to the first nine months in 2018. In the current year, net interest income was $5.2 million higher, noninterest income was $276 thousand higher and the provision for income taxes was $51 thousand lower. These positive changes were offset by noninterest expenses that were $5.5 million higher.

The following table presents the return on average assets and return on average equity for the three and nine months ended September 30, 2019 and 2018. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Return on average assets	1.26%	1.23%	0.98%	1.14%
Return on average total equity	10.86%	12.16%	8.74%	11.29%

NET INTEREST INCOME AND NET INTEREST MARGIN

For the three months ended September 30, 2019 compared to the same period a year ago, net interest income increased $1.6 million.

Interest income for the third quarter of 2019 increased $1.8 million or 13% to $15.2 million.

●	Interest and fees on loans increased $1.4 million due to a $98.7 million increase in average loan balances and an eight basis point increase in the average yield on the loan portfolio.
●	Interest on investment securities increased $271 thousand due to a $23.1 million increase in average securities balances and an 18 basis point increase in average yield on the securities portfolio.
●

Interest on interest-bearing deposits due from banks increased $54 thousand due to an $8.5 million increase in average interest-bearing deposit balances, and a seven basis point increase in average yield.

Interest expense for the third quarter of 2019 increased $175 thousand or 13% to $1.5 million.

●

Interest expense on interest-bearing deposits increased $376 thousand. Average interest-bearing demand and savings deposit balances increased $88.8 million, while average certificate of deposit balances decreased $5.7 million. The average rate paid on interest-bearing deposits increased 14 basis points.

●

Interest expense on borrowings from the Federal Home Loan Bank of San Francisco decreased $121 thousand. There were no Federal Home Loan Bank of San Francisco borrowings in the current quarter compared to average borrowings of $22.3 million in the same quarter a year ago.

●	Interest expense on other term debt and junior subordinated debentures decreased $80 thousand. During the second quarter of 2019, we completed the early repayment of our variable rate senior debt.

For the nine months ended September 30, 2019 compared to the same period a year ago, net interest income increased $5.2 million.

Interest income for the first nine months of 2019 increased $5.8 million or 15% to $44.8 million:

●	Interest and fees on loans increased $4.4 million due to a $104.5 million increase in average loan balances and an eight basis point increase in the average yield on the loan portfolio.
●	Interest on securities increased $1.1 million due to a $31.4 million increase in average securities balances and a 24 basis point increase in average yield on the securities portfolio.
●

Interest on interest-bearing deposits due from banks increased $254 thousand due to a $7.5 million increase in average interest-bearing deposit balances, and a 44 basis point increase in average yield.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense for the first nine months of 2019 increased $635 thousand or 16% to $4.5 million:

●

Interest expense on interest-bearing deposits increased $979 thousand. Average interest-bearing demand and savings deposit balances increased $91.7 million, while average certificate of deposit balances decreased $8.9 million. The average rate paid on interest-bearing deposits increased 11 basis points.

●

Interest expense on borrowings from the Federal Home Loan Bank of San Francisco decreased $188 thousand. Average Federal Home Loan Bank of San Francisco borrowings outstanding in the current period were $12.9 million compared to $30.0 million in the same period a year ago.

●	Interest expense on other term debt and junior subordinated debentures decreased $156 thousand. During the second quarter of 2019, we completed the early repayment of our variable rate senior debt.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Earned/Paid

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$1,029,534	$13,013	5.01%	$930,863	$11,568	4.93%
Taxable securities	238,601	1,609	2.68%	199,883	1,209	2.40%
Tax-exempt securities (3)	32,974	271	3.26%	48,561	400	3.27%
Interest-bearing deposits in other banks	58,897	308	2.07%	50,397	254	2.00%
Average interest-earning assets	1,360,006	15,201	4.43%	1,229,704	13,431	4.33%
Cash and due from banks	23,822			21,834
Premises and equipment, net	15,922			13,768
Goodwill and core deposit intangible, net	16,769			1,888
Other assets	45,925			33,084
Average total assets	$1,462,444			$1,300,278

Interest-bearing liabilities:
Demand - interest-bearing	$243,553	117	0.19%	$235,664	104	0.18%
Money market	309,188	451	0.58%	259,242	172	0.26%
Savings	138,296	131	0.38%	107,349	73	0.27%
Certificates of deposit	157,620	491	1.24%	163,302	465	1.13%
Federal Home Loan Bank of San Francisco borrowings	—	—	—%	22,283	121	2.15%
Other borrowings	9,942	183	7.30%	14,681	265	7.16%
Junior subordinated debentures	10,310	106	4.08%	10,310	104	4.00%
Average interest-bearing liabilities	868,909	1,479	0.68%	812,831	1,304	0.64%
Noninterest-bearing demand	405,853			343,948
Other liabilities	18,074			12,000
Shareholders’ equity	169,608			131,499
Average liabilities and shareholders’ equity	$1,462,444			$1,300,278
Net interest income and net interest margin (4)		$13,722	4.00%		$12,127	3.91%
(1)Interest income on loans includes deferred fees and costs of approximately $161 thousand and $74 thousand for the three months ended September 30, 2019 and 2018, respectively.
(2) Net loans includes average nonaccrual loans of $13.2 million and $3.8 million for the three months ended September 30, 2019 and 2018, respectively.
(3) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income for the three months ended September 30, 2019 included $193 thousand in accretion of the discount on the loans acquired from Merchants Holding Company, which improved the net interest margin by five basis points.

(5) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively, and annualizing the result.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$1,017,127	$37,891	4.98%	$912,648	$33,461	4.90%
Taxable securities	247,139	5,106	2.76%	203,791	3,696	2.42%
Tax-exempt securities (3)	40,912	986	3.22%	52,844	1,276	3.23%
Interest-bearing deposits in other banks	44,995	772	2.29%	37,515	518	1.85%
Average interest-earning assets	1,350,173	44,755	4.43%	1,206,798	38,951	4.32%
Cash and due from banks	22,375			19,801
Premises and equipment, net	15,445			14,161
Goodwill and core deposit intangible, net	15,230			1,943
Other assets	43,253			32,666
Average total assets	$1,446,476			$1,275,369

Interest-bearing liabilities:
Demand - interest-bearing	$241,924	372	0.21%	$231,958	273	0.16%
Money market	299,694	1,120	0.50%	245,797	439	0.24%
Savings	136,254	365	0.36%	108,382	196	0.24%
Certificates of deposit	163,020	1,478	1.21%	171,941	1,448	1.13%
Federal Home Loan Bank of San Francisco borrowings	12,894	247	2.56%	30,037	435	1.94%
Other borrowings	11,213	623	7.43%	15,601	825	7.07%
Junior subordinated debentures	10,310	329	4.27%	10,310	283	3.67%
Average interest-bearing liabilities	875,309	4,534	0.69%	814,026	3,899	0.64%
Noninterest-bearing demand	391,208			320,316
Other liabilities	17,927			12,094
Shareholders’ equity	162,032			128,933
Average liabilities and shareholders’ equity	$1,446,476			$1,275,369
Net interest income and net interest margin (4)		$40,221	3.98%		$35,052	3.88%
(1) Interest income on loans includes deferred fees and costs of approximately $433 thousand and $356 thousand for the nine months ended September 30, 2019 and 2018, respectively.
(2) Net loans includes average nonaccrual loans of $11.8 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively.
(3) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income for for the nine months ended September 30, 2019 2019 included $431 thousand in accretion of the discount on the loans acquired from Merchants Holding Company, which improved the net interest margin by four basis points.

(5) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively, and annualizing the result.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following tables set forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three and nine months ended September 30, 2019 and 2018. Changes in interest income and expense, which are not specifically attributable specifically to either volume or rate, are allocated proportionately between both variances. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

	Three Months Ended September 30, 2019 Over Three Months Ended September 30, 2018
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$1,244	$201	$1,445
Taxable securities	251	149	400
Tax-exempt securities (1)	(128)	(1)	(129)
Interest-bearing deposits in other banks	44	10	54
Total increase	1,411	359	1,770

Increase (decrease) in interest expense:
Demand - interest-bearing	4	9	13
Money market	39	240	279
Savings	25	33	58
Certificates of deposit	(15)	41	26
Federal Home Loan Bank of San Francisco borrowings	(121)	—	(121)
Other borrowings	(87)	5	(82)
Junior subordinated debentures	—	2	2
Total (decrease) increase	(155)	330	175
Net increase	$1,566	$29	$1,595
(1) Interest income on tax-exempt securities are not presented on a taxable equivalent basis.

	Nine Months Ended September 30, 2019 Over Nine Months Ended September 30, 2018
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$3,885	$545	$4,430
Taxable securities	852	558	1,410
Tax-exempt securities (1)	(288)	(2)	(290)
Interest-bearing deposits in other banks	115	139	254
Total increase	4,564	1,240	5,804

Increase (decrease) in interest expense:
Demand - interest-bearing	12	87	99
Money market	114	567	681
Savings	59	110	169
Certificates of deposit	(63)	93	30
Federal Home Loan Bank of San Francisco borrowings	(433)	245	(188)
Other borrowings	(246)	44	(202)
Junior subordinated debentures	—	46	46
Total (decrease) increase	(557)	1,192	635
Net increase	$5,121	$48	$5,169
(1) Interest income on tax-exempt securities are not presented on a taxable equivalent basis.

PROVISION FOR LOAN AND LEASE LOSSES

The nonaccrual status of a $10.1 million commercial real estate loan has resulted in a deterioration in our asset quality metrics when compared to December 31, 2018. The loan is current and management believes it is adequately collateralized. Net loan loss charge-offs were only $7 thousand during the nine months ended September 30, 2019 and no provision for loan and lease losses was necessary. There was also no provision for loan and lease losses for the nine months ended September 30, 2018. See Note 4 Loans in the Notes to Consolidated Financial Statements for further discussion.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

The following table presents the key components of noninterest income for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Amounts in thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$177	$170	$7	4%	$532	$521	$11	2%
ATM and point of sale	293	282	11	4%	876	848	28	3%
Payroll and benefit processing fees	158	159	(1)	(1)%	486	474	12	3%
Life insurance	126	128	(2)	(2)%	410	384	26	7%
Gain on sales of investment securities, net	12	1	11	1,100%	137	41	96	234%
Federal Home Loan Bank of San Francisco dividends	131	104	27	26%	376	279	97	35%
Gain on sale of OREO	—	(7)	7	100%	41	9	32	356%
Other	109	106	3	3%	305	331	(26)	(8)%
Total noninterest income	$1,006	$943	$63	7%	$3,163	$2,887	$276	10%

NONINTEREST EXPENSE

The following table presents the key components of noninterest expense for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Amounts in thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Noninterest expense:
Salaries & related benefits	$5,005	$4,529	$476	11%	$15,880	$13,897	$1,983	14%
Premises & equipment	950	1,017	(67)	(7)%	2,887	3,104	(217)	(7)%
Federal Deposit Insurance Corporation insurance premium	(104)	94	(198)	(211)%	91	283	(192)	(68)%
Data processing fees	565	518	47	9%	1,745	1,421	324	23%
Professional services s	392	336	56	17%	1,230	995	235	24%
Telecommunications	194	55	139	253%	547	449	98	22%
Acquisition and merger	(113)	42	(155)	(369)%	2,193	42	2,151	5,121%
Other	1,411	1,043	368	35%	4,261	3,147	1,114	35%
Total noninterest expense	$8,300	$7,634	$666	9%	$28,834	$23,338	$5,496	24%

Noninterest expense for the three months ended September 30, 2019 increased $666 thousand compared to the same period a year previous. The increase was primarily due to increased operating costs from our Merchants acquisition and $191 thousand in amortization of the core deposit intangible for the deposits acquired from Merchants. The increases were partially offset by $193 thousand in Small Bank Assessment Credits from the FDIC.

Noninterest expense for the nine months ended September 30, 2019 increased $5.5 million compared to the same period a year previous. The increase included $1.9 million in increased operating costs from our Merchants acquisition that includes certain IT processing and compensation costs that will not continue. Other increases in noninterest expense included the following:

●	$2.2 million in acquisition costs.
●	$501 thousand in costs related to our name change.
●	$363 thousand in amortization of the core deposit intangible for the deposits acquired from Merchants.

These increases were partially offset by $193 thousand in Small Bank Assessment Credits from the FDIC.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Income before provision for income taxes	$6,428	$5,436	$14,550	$14,601
Provision for income taxes	$1,786	$1,404	$3,958	$3,710
Effective tax rate	27.8%	25.8%	27.2%	25.4%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended September 30, 2019, our income tax provision of $1.8 million on pre-tax income of $6.4 million was an effective tax rate of 27.8%. The tax provision for the third quarter of the prior year was $1.4 million on pre-tax income of $5.4 million for an effective tax rate of 25.8%. The increase during the current quarter was also due to the write-off of a $41 thousand deferred tax asset resulting from expiration of a capital loss carryforward.

For the nine months ended September 30, 2019, our income tax provision of $4.0 million on pre-tax income of $14.6 million was an effective tax rate of 27.2%. The tax provision for the same period a year ago was $3.7 million on pre-tax income of $14.6 million for an effective tax rate of 25.4%. The current year includes $178 thousand, of acquisition costs, which are not tax deductible and the write-off of a $41 thousand deferred tax asset resulting from expiration of a capital loss carryforward. The Company’s effective tax rate has also increased as muni income, tax credits and permanent deductions arising from investments in low income housing partnerships comprise a smaller percentage of pre-tax income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2019, we had total consolidated assets of $1.472 billion, gross loans of $1.033 billion, allowance for loan and lease losses (“ALLL”) of $12 million, total deposits of $1.262 billion, and shareholders’ equity of $172 million.

We maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $32.5 million and we also held interest-bearing deposits in the amount of $56.1 million.

Available-for-sale investment securities totaled $272.3 million at September 30, 2019, compared to $257.0 million at December 31, 2018. Our investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations. During the first nine months of 2019, we purchased securities with a par value of $48.6 million and the Merchants acquisition added securities with a par value of $107.4 million. During the first nine months of 2019, we sold securities with a par value of $100.1 million resulting in $137 thousand in net realized gains. During the nine months ended September 30, 2019, we also received $47.5 million in proceeds from principal payments, calls and maturities within the available-for-sale securities portfolio.

At September 30, 2019, our net unrealized gains on available-for-sale investment securities were $3.3 million compared to net unrealized losses of $4.3 million at December 31, 2018. The change in net unrealized losses to net unrealized gains during the nine months ended September 30, 2019 was driven by significant changes in market interest rates.

We recorded gross loan balances of $1.033 billion at September 30, 2019, compared to $946 million at December 31, 2018 an increase of $87 million. The increase in gross loans included $83.1 million in loans received from the acquisition of Merchants.

The ALLL at September 30, 2019 decreased $7 thousand to $12.3 million compared to $12.3 million at December 31, 2018. At September 30, 2019, relying on our ALLL methodology, which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, increased by $8.7 million to $12.8 million, or 1.24% of gross loans, as of September 30, 2019, compared to $4.1 million, or 0.44% of gross loans as of December 31, 2018. The increase in nonperforming loans is due to one $10.1 million commercial real estate loan.

Past due loans as of September 30, 2019 decreased $13.2 million to $736 thousand, compared to $13.9 million as of December 31, 2018. The decrease in past due loans was primarily due to repayments on two commercial real estate loans totaling $1.2 million and a $10.1 million commercial real estate loan that was brought current. We believe that risk grading for past due loans appropriately reflects the risk associated with those loans. See Note 4 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $16.1 million at September 30, 2019, an increase of $3.0 million compared to $13.1 million at December 31, 2018. The increase included $2.2 million in premises and equipment acquired from Merchants.

Our OREO balance at September 30, 2019 was $58 thousand compared to $31 thousand in OREO properties at December 31, 2018. For the nine months ended September 30, 2019, we transferred three foreclosed properties in the amount of $74 thousand to OREO. During the nine months ended September 30, 2019, we sold two properties with a balance of $46 thousand for a net gain of $41 thousand.

Bank-owned life insurance increased $1.2 million during the nine months ended September 30, 2019 to $23.6 million compared to $22.4 million at December 31, 2018. The increase included $755 thousand in bank-owned life insurance acquired from Merchants.

Goodwill and core deposit intangibles, net increased $15.0 million during the nine months ended September 30, 2019 to $16.8 million compared to $1.8 million at December 31, 2018. The increase was due to $11.0 million of goodwill and $4.1 million in net core deposit intangibles related to the acquisition of Merchants.

Other assets, which include the Bank’s investment qualified zone academy bonds, Federal Home Loan Bank of San Francisco stock, right-of-use lease asset and low-income housing tax credit partnerships totaled $27.5 million at September 30, 2019 compared to $22.5 million at December 31, 2018. The increase included $1.5 million in Federal Home Loan Bank of San Francisco stock acquired from Merchants and a $4.0 million (net of $458 thousand recognized previously as part of the single lease cost) right-of-use lease asset recorded upon the adoption of ASU No. 2016-02.

Total deposits at September 30, 2019, increased $130 million to $1.262 billion compared to $1.132 billion December 31, 2018.

●	Total non-maturing deposits increased $127.2 million compared to December 31, 2018.
o	The Merchants Holding Company acquisition provided an additional $152.2 million in non-maturing deposits.
●	Certificates of deposit increased $3.2 million compared to December 31, 2018.
o	The Merchants Holding Company acquisition provided an additional $38.0 million in certificates of deposit.
o	During the first nine months of 2019, $21.8 million of wholesale time deposits matured and were not renewed.

Other liabilities, which include the Bank’s supplemental executive retirement plan, operating leases and the funding obligation for investments in qualified affordable housing partnerships, increased $5.0 million to $18.4 million as of September 30, 2019 compared to $13.4 million at December 31, 2018. The increase included the $4.4 million operating lease liability recorded upon the adoption of ASU No. 2016-02.

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

The carrying value of our available-for-sale investment securities totaled $272.3 million at September 30, 2019, compared to $257.0 million at December 31, 2018. The Merchants acquisition added 231 securities with a par value of $107.4 million to our investment securities portfolio. During the first quarter of 2019, we sold a portion of our investment securities portfolio to provide liquidity for our seasonal decline in deposit balances and our planned reduction of wholesale certificates of deposit.

The following table presents the available-for-sale investment securities portfolio at fair value by classification and major type as of September 30, 2019 and December 31, 2018.

	September 30,	December 31,
(Amounts in thousands)	2019	2018
Available-for-sale securities:
U.S. government & agencies	$40,467	$40,087
Obligations of state and political subdivisions	39,004	50,530
Residential mortgage-backed securities and collateralized mortgage obligations	165,994	138,503
Corporate securities	2,992	2,922
Commercial mortgage-backed securities	22,822	24,762
Other asset-backed securities	1,062	124
Total	$272,341	$256,928

The following table presents information at amortized cost of the maturity structure of the investment portfolio at September 30, 2019.

			Maturities		Maturities
	Maturities		Over One Through		Over Five Through		Maturities
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$1,244	3.02%	$51	3.00%	$19,229	3.68%	$19,431	3.18%	$39,955	3.42%
Obligations of state and political subdivisions	898	3.30%	10,975	3.55%	12,505	3.06%	13,023	3.35%	37,401	3.31%
Residential mortgage-backed securities and collateralized mortgage obligations	3,252	1.46%	139,832	2.82%	21,287	3.05%	604	3.31%	164,975	2.82%
Corporate securities	2,010	3.05%	1,000	2.00%	—	—%	—	—%	3,010	2.70%
Commercial mortgage-backed securities	—	—%	2,381	2.17%	9,162	2.48%	11,078	2.78%	22,621	2.59%
Other asset-backed securities	—	—%	—	—%	—	—%	1,061	3.10%	1,061	3.10%
Total	$7,404	2.38%	$154,239	2.85%	$62,183	3.16%	$45,197	3.13%	$269,023	2.96%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of September 30, 2019 and December 31, 2018.

(Amounts in thousands)	September 30, 2019		December 31, 2018
Loan Portfolio	Amount	%	Amount	%
Commercial	$152,195	15%	$135,543	14%
Commercial real estate:
Real estate - construction and land development	35,606	3	22,563	2
Real estate - commercial non-owner occupied	475,678	47	433,708	46
Real estate - commercial owner occupied	210,767	20	204,622	22
Residential real estate:
Real estate - residential - ITIN	34,036	3	37,446	4
Real estate - residential - 1-4 family mortgage	64,747	6	34,366	4
Real estate - residential - equity lines	22,729	2	26,958	3
Consumer and other	37,324	4	51,045	5
Gross loans	1,033,082	100%	946,251	100%
Deferred loan fees and costs	1,980		1,927
Loans, net of deferred fees and costs	1,035,062		948,178
Allowance for loan and lease losses	(12,285)		(12,292)
Net loans	$1,022,777		$935,886

The following table sets forth the maturity and distribution of our loan portfolio as of September 30, 2019.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$67,176	$75,211	$10,655	$153,042
Commercial real estate:
Real estate - construction and land development	4,584	12,674	18,213	35,471
Real estate - commercial non-owner occupied	35,804	208,909	230,518	475,231
Real estate - commercial owner occupied	21,848	86,243	103,965	212,056
Residential real estate:
Real estate - residential - ITIN	3,413	13,475	17,148	34,036
Real estate - residential - 1-4 family mortgage	5,404	22,663	36,775	64,842
Real estate - residential - equity lines	478	2,259	20,296	23,033
Consumer and other	1,295	2,411	33,645	37,351
Loans, net of deferred fees and costs	$140,002	$423,845	$471,215	$1,035,062
Loans with:
Fixed rates	$46,963	$205,254	$190,193	$442,410
Variable rates	93,039	218,591	281,022	592,652
Total	$140,002	$423,845	$471,215	$1,035,062

Loans with unique credit characteristics

ITIN Loans

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

SFC Loans

Between May of 2014 and December of 2018, we purchased unsecured retail installment home improvement loans that were originated by Service Finance Company, LLC (SFC). The loans were made through a network of over 8,000 approved home improvement dealers throughout the United States and Puerto Rico. Loans within the portfolio have a wide range of terms, interest rates and purchase discounts or premiums. Some of the loans contain promotional periods designed to allow the consumer to use the financing as a cash flow tool. The loans are serviced by SFC and have an average FICO credit score over 750. The servicing agreement with SFC will remain in effect until payment in full of the unpaid principal balance of the loans. In addition, if we become responsible for servicing of these loans, then we may realize additional monitoring and servicing costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.

Purchased Loans

In addition to loans we have originated or acquired through our acquisition of Merchants, the loan portfolio includes purchased loan pools and purchased participations. Purchased loans are recorded at their fair value at the acquisition date.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the recorded investment in purchased loan pools and purchased participations at September 30, 2019 and December 31, 2018.

(Amounts in thousands)	September 30, 2019		December 31, 2018
Loan Type	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial real estate	$19,782	2%	$29,096	3%
Residential real estate	46,920	5%	51,164	5%
Consumer and other	32,391	3%	46,049	5%
Total purchased loans	$99,093	10%	$126,309	13%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our nonperforming assets as of September 30, 2019 and December 31, 2018.

(Amounts in thousands)	September 30,	December 31,
Nonperforming Assets	2019	2018
Commercial	$139	$959
Commercial real estate:
Real estate - commercial non-owner occupied	10,099	548
Total commercial real estate	10,099	548
Residential real estate:
Real estate - residential - ITIN	2,339	2,388
Real estate - residential - 1-4 family mortgage	198	185
Real estate - residential - equity lines	—	43
Total residential real estate	2,537	2,616
Consumer and other	21	23
Total nonaccrual loans	12,796	4,146
90 days past due and still accruing	—	—
Total nonperforming loans	12,796	4,146
Other real estate owned	58	31
Total nonperforming assets	$12,854	$4,177
Nonperforming loans to gross loans	1.24%	0.44%
Nonperforming assets to total assets	0.87%	0.32%

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

As of September 30, 2019, we had $6.7 million in troubled debt restructurings compared to $9.6 million as of December 31, 2018. As of September 30, 2019, we had 99 restructured loans that qualified as troubled debt restructurings, of which 97 loans were performing according to their restructured terms. Troubled debt restructurings represented 0.65% of gross loans as of September 30, 2019, compared to 1.01% at December 31, 2018.

Impaired loans of $4.9 million and $6.9 million were classified as accruing troubled debt restructurings at September 30, 2019 and December 31, 2018, respectively. For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of December 31, 2018, we had one restructured commercial line of credit in nonaccrual status that had $313 thousand in available credit. As of September 30, 2019, we had no obligations to lend additional funds on any restructured loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of September 30, 2019 and December 31, 2018.

(Amounts in thousands)	September 30,	December 31,
Troubled Debt Restructurings	2019	2018
Accruing troubled debt restructurings
Commercial	$629	$1,224
Commercial real estate:
Real estate - commercial non-owner occupied	—	795
Residential real estate:
Real estate - residential - ITIN	4,072	4,484
Real estate - residential - equity lines	236	363
Total accruing troubled debt restructurings	$4,937	$6,866

Nonaccruing troubled debt restructurings
Commercial	$86	$877
Residential real estate:
Real estate - residential - ITIN	1,639	1,793
Consumer and other	21	23
Total nonaccruing troubled debt restructurings	$1,746	$2,693
Total troubled debt restructurings

Commercial	$715	$2,101
Commercial real estate:
Real estate - commercial non-owner occupied	—	795
Residential real estate:
Real estate - residential - ITIN	5,711	6,277
Real estate - residential - equity lines	236	363
Consumer and other	21	23
Total troubled debt restructurings	$6,683	$9,559

Total troubled debt restructurings to gross loans outstanding at period end	0.65%	1.01%

Allowance for Loan and Lease Losses

The ALLL at September 30, 2019 decreased $7 thousand to $12.3 million compared to $12.3 million at December 31, 2018. The nonaccrual status of a $10.1 million commercial real estate loan has resulted in a deterioration in our asset quality metrics during the first nine months of 2019. However, net loan loss charge-offs for the nine months ended September 30, 2019 totaled $7 thousand and no provision for loan and lease losses was necessary during the first nine months of 2019 or the year ended December 31, 2018.

The loans acquired from Merchants were recorded at fair value, which included a discount for credit risk adjustments, which is not a part of the ALLL. No ALLL is required for these acquired loans. As a result, our ALLL as a percentage of gross loans declined to 1.19% as of September 30, 2019 compared to 1.34% as of September 30, 2018 and 1.30% as of December 31, 2018.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the ALLL roll forward for the nine months ended September 30, 2019, twelve months ended December 31, 2018 and the nine months ended September 30, 2018. This table also includes impaired loan information at September 30, 2019, December 31, 2018 and September 30, 2018.

	For The Nine Months Ended	For The Twelve Months Ended	For The Nine Months Ended
(Amounts in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Beginning balance ALLL	$12,292	$11,925	$11,925
Provision for loan and lease loss charged to expense	—	—	—
Loans charged off	(1,326)	(1,248)	(969)
Loan and lease loss recoveries	1,319	1,615	1,436
Ending balance ALLL	$12,285	$12,292	$12,392

	At September 30, 2019	At December 31, 2018	At September 30, 2018
Nonaccrual loans:
Commercial	$139	$959	$899
Real estate - commercial non-owner occupied	10,099	548	—
Real estate - residential - ITIN	2,339	2,388	2,571
Real estate - residential - 1-4 family mortgage	198	185	179
Real estate - residential - equity lines	—	43	44
Consumer and other	21	23	24
Total nonaccrual loans	12,796	4,146	3,717
Accruing troubled-debt restructured loans:
Commercial	629	1,224	1,291
Real estate - commercial non-owner occupied	—	795	797
Real estate - residential - ITIN	4,072	4,484	4,535
Real estate - residential - equity lines	236	363	367
Total accruing restructured loans	4,937	6,866	6,990

All other accruing impaired loans	—	—	—
Total impaired loans	$17,733	$11,012	$10,707

Gross loans outstanding	$1,033,082	$946,251	$927,480

Ratio of ALLL to gross loans outstanding	1.19%	1.30%	1.34%
Nonaccrual loans to gross loans outstanding	1.24%	0.44%	0.40%

As of September 30, 2019, impaired loans totaled $17.7 million, of which $12.8 million were in nonaccrual status. The increase in nonaccrual loans and loans classified as impaired results from one $10.1 million commercial real estate loan. The loan is current and management believes it is adequately collateralized. Of the total impaired loans, $6.4 million or 103 were ITIN loans with an average balance of approximately $62 thousand. The remaining impaired loans consisted of six commercial loans, one commercial real estate loans, two residential mortgage, five home equity loans and one consumer loan.

At September 30, 2019, impaired loans had a corresponding specific allowance of $335 thousand. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

The following table sets forth the allocation of the ALLL as of September 30, 2019 and December 31, 2018.

(Amounts in thousands)	September 30, 2019		December 31, 2018
ALLL	Amount	% Loan Category	Amount	% Loan Category
Commercial	$1,944	16%	$2,205	18%
Commercial real estate:
Real estate - construction and land development	186	2	107	1
Real estate - commercial non-owner occupied	5,534	44	5,169	42
Real estate - commercial owner occupied	1,998	16	1,840	15
Residential real estate:
Real estate - residential - ITIN	583	5	660	5
Real estate - residential - 1-4 family mortgage	185	2	162	1
Real estate - residential - equity lines	286	2	351	3
Consumer and other	991	8	1,356	11
Unallocated	578	5	442	4
Total ALLL	$12,285	100%	$12,292	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2019, the unallocated allowance amount represents 5% of the ALLL, compared to 4% at December 31, 2018. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reserve for Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at September 30, 2019 and December 31, 2018. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. Any provision adjustment is recorded in Other Expenses in the Consolidated Statements of Income.

Deposits

Total deposits as of September 30, 2019 were $1.262 billion compared to $1.132 billion at December 31, 2018, an increase of $130 million. The following table presents the deposit balances by major category as of September 30, 2019, and December 31, 2018.

(Amounts in thousands)	September 30, 2019		December 31, 2018
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$412,410	33%	$347,199	31%
Interest-bearing demand	239,547	18	252,202	22
Money market	317,120	25	265,093	23
Savings	137,441	11	114,840	10
Certificates of deposit, $100,000 or greater	123,636	10	119,376	11
Certificates of deposit, less than $100,000	31,985	3	33,006	3
Total	$1,262,139	100%	$1,131,716	100%

The following table presents the change in acquired and legacy deposits during the nine months ended September 30, 2019.

	Legacy Deposits	Acquired Merchants Deposits	Change In Acquired Deposits For The Eight Months Ended	Change In Legacy Deposits For The Nine Months Ended	Deposits At
	At December 31,	At January 31,	At September 30,	At September 30,	At September 30,
	2018	2019	2019	2019	2019
Demand - noninterest-bearing	$347,199	$51,880	$(5,233)	$18,564	$412,410
Demand - interest-bearing	252,202	28,231	(5,031)	(35,855)	239,547
Money market	265,093	43,316	(2,314)	11,025	317,120
Total demand	864,494	123,427	(12,578)	(6,266)	969,077

Savings	114,840	28,786	(3,530)	(2,655)	137,441
Total non-maturing deposits	979,334	152,213	(16,108)	(8,921)	1,106,518

Certificates of deposit	152,382	38,003	(7,047)	(27,717)	155,621
Total deposits	$1,131,716	$190,216	$(23,155)	$(36,638)	$1,262,139

During the first quarter of 2019, the Merchants Holding Company acquisition provided an additional $190.2 million of deposits. The $23.2 million decrease in the acquired deposits during the eight months ended September 30, 2019 is not attributable to the loss of any significant relationships. During the first nine months of 2019, $21.8 million of wholesale time deposits matured and were not renewed.

The interest rate environment has become more competitive in 2019 as customers have begun to seek higher interest rates on their deposits. During 2019, management strategically raised interest rates on certain deposits while striving to maintain a net interest margin that is above our peer group average. As competition increases, management will strive to maintain market discipline, which could result in further decreases in deposit balances for depositors who are highly interest rate sensitive.

The following table sets forth the distribution of our year-to-date average daily balances for deposits and their respective average rates for the nine months ended September 30, 2019, and the year ended December 31, 2018.

	For the Nine Months Ended September 30, 2019		For the Year Ended December 31, 2018
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$241,924	0.21%	$238,328	0.17%
Money market	299,694	0.50%	250,685	0.26%
Savings	136,254	0.36%	109,025	0.26%
Certificates of deposit	163,020	1.21%	168,183	1.14%
Interest-bearing deposits	840,892	0.53%	766,221	0.43%
Noninterest-bearing demand	391,208		332,197
Total deposits	$1,232,100	0.36%	$1,098,418	0.24%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit Maturity Schedule

The following table sets forth the maturities of certificates of deposit in amounts of $100,000 or more as of September 30, 2019.

(Amounts in thousands)	September 30,
Maturing in:	2019
Three months or less	$27,890
Three through six months	15,691
Six through twelve months	29,420
Over twelve months	50,635
Total	$123,636

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

Borrowings

The following table sets forth the distribution of our year-to-date average daily balances for borrowings and their respective average rates for the nine months ended September 30, 2019, and the year ended December 31, 2018.

	For the Nine Months Ended September 30, 2019		For the Year Ended December 31, 2018
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Federal Home Loan Bank of San Francisco borrowings	$12,894	2.56%	$22,466	1.94%
Other borrowings, net	11,213	7.43%	15,143	7.11%
Junior subordinated debentures	10,310	4.27%	10,310	3.73%
Total borrowings	$34,417	4.66%	$47,919	3.96%

Term Debt

At September 30, 2019, we had term debt outstanding with a carrying value of $9.9 million compared to $13.4 million at December 31, 2018. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of September 30, 2019 and December 31, 2018, the Bank had no Federal Home Loan Bank of San Francisco advances outstanding. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the nine months ended September 30, 2019 and the year ended December 31, 2018 was $12.9 million and $22.5 million, respectively. See Note 6 Term Debt in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings.

Senior Debt

In December of 2015, we entered into a senior debt loan agreement to borrow $10.0 million. The debt was secured by a pledge from the Holding Company of all of the outstanding stock of Merchants Bank of Commerce. During the second quarter of 2019, we completed the early repayment and termination of this debt agreement.

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The Subordinated Debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the Subordinated Debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points resetting quarterly. At September 30, 2019, the Subordinated Debt had a balance of $9.9 million net of unamortized debt issuance costs. The notes are due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July of 2005, we participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at a rate equal to three month LIBOR plus 158 basis points (3.70% at September 30, 2019). The Trust-Preferred Securities mature on September 15, 2035, but allow for redemption of the securities at our option prior to maturity.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CASH FLOW

Merchants Bank of Commerce

On January 31, 2019, we completed the acquisition of Merchants Holding Company located in Sacramento, California. The transaction was attractive to us because it expanded our presence in the Sacramento market, provided a new source of low cost core deposits and a quality loan portfolio. The acquisition also provided approximately $104.5 million of additional liquidity ($119.8 cash and investment securities less $15.3 million paid to Merchants shareholders). During the current year, we sold $100.1 million of investment securities to provide liquidity for our decline in deposit balances and our planned reduction of wholesale certificates of deposit. The sales also included the elimination of certain securities acquired from Merchants Holding Company that did not fit our investment strategy.

The principal objective of our liquidity management program is to maintain our ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds on deposit or to draw upon their credit facilities.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of our total deposits at September 30, 2019 and December 31, 2018.

In addition to liquidity provided by core deposits, loan repayments and cash flows from securities, the Bank can borrow on established conditional federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank, or issue subscription / brokered certificates of deposit.

At September 30, 2019, the Bank has the following credit arrangements:

●

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $436.5 million; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	We have an available line of credit with the Federal Reserve Bank of $24.9 million subject to collateral requirements, namely the amount of pledged loans.
●

We have entered into nonbinding federal funds line of credit agreements with three financial institutions. The available credit on these lines totaled $35.0 million at September 30, 2019 and had interest rates ranging from 2.00% to 2.86%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own cash liquidity. The principal source of cash is dividends received from the Bank and during the first nine months of 2019, the Bank paid a dividend of $7.5 million to the Holding Company. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company in the future.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $13.4 million was provided by operating activities during the nine months ended September 30, 2019. The primary difference between net income and cash provided by operating activities was non-cash items including depreciation, accretion and amortization totaling $1.5 million.

Net cash of $93.5 million provided by investing activities during the nine months ended September 30, 2019 consisted principally of:

●	$99.6 million in proceeds from sale of investment securities.
●	$47.5 million in proceeds from maturities and payments of investment securities.

These sources of cash were partially offset by:

●	$48.6 million in purchases of investment securities.
●	$432 thousand in net loan originations.
●	$2.9 million of net cash paid for the acquisition of Merchants.

Net cash of $65.6 million used by financing activities during the nine months ended September 30, 2019 principally consisted of:

●	$25.0 million decrease in deposits excluding $152.2 million in deposits provided by the acquisition of Merchants.
●	$34.8 million decrease in certificates excluding $38.0 million in certificates provided by the acquisition of Merchants.
●	$3.5 million decrease in net term debt.

CAPITAL RESOURCES

Equity capital is available to support organic and strategic growth, pay dividends and repurchase shares. The objective of effective capital management is to produce above market long-term returns for our shareholders. Our sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt or trust notes.

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

The Basel III minimum capital requirements plus the conservation buffer exceed the prior regulatory “well-capitalized” capital thresholds by 0.5 percentage points. This 0.5 percentage-point cushion allows institutions to dip into a portion of their capital conservation buffer before reaching a status that is considered less than well capitalized for prompt corrective action purposes.

For certain qualifying institutions, the FDIC has substituted a Community Bank Leverage Ratio in lieu of the Basel III capital requirements. The FDIC has set the Community Bank Leverage Ratio at 9%. The ratio will be defined as the ratio of Tier 1 capital to average total consolidated assets. Banks that meet the following criteria will only be required to report one ratio effective January 1, 2020:

●	Community Bank Leverage Ratio above 9%,
●	Consolidated assets less than $10 billion,
●	Off-balance-sheet exposures of 25% or less of consolidated assets and
●	Total trading assets and liabilities of 5% or less of assets.

Any qualifying depository institution or its holding company that exceeds the Community Bank Leverage Ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and considered to be “well capitalized” under the prompt corrective action rules. Based on management’s review and analysis of Basel III and the Crapo Bill, management believes that the Holding Company and the Bank will exceed the standards under these rules.

CAPITAL ADEQUACY

Overall capital adequacy is monitored on a day-to-day basis by management and reported to our Board of Directors on a monthly basis.

As of September 30, 2019, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action as revised by Basel III. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company’s and the Bank’s capital amounts and ratios as of September 30, 2019, are presented in the following table.

	September 30, 2019
			Well	Minimum	Capital	Minimum Capital
		Actual	Capitalized	Capital	Conservation	Ratio plus Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement	Buffer	Conservation Buffer
Holding Company:
Common Equity Tier 1 Capital Ratio	$152,658	12.85%	n/a	4.50%	2.50%	7.00%
Tier 1 Capital Ratio	$162,658	13.69%	n/a	6.00%	2.50%	8.50%
Total Capital Ratio	$185,638	15.62%	n/a	8.00%	2.50%	10.50%
Tier 1 Leverage Ratio	$162,658	11.28%	n/a	4.00%	n/a	4.00%

Bank:
Common Equity Tier 1 Capital Ratio	$169,215	14.25%	6.50%	4.50%	2.50%	7.00%
Tier 1 Capital Ratio	$169,215	14.25%	8.00%	6.00%	2.50%	8.50%
Total Capital Ratio	$182,195	15.34%	10.00%	8.00%	2.50%	10.50%
Tier 1 Leverage Ratio	$169,215	11.74%	5.00%	4.00%	n/a	4.00%

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1a - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018 for further detail on potential risks relating to the Subordinated Notes.

Capital ratios for the Holding Company include the benefit derived from issuing 1,834,142 shares of common stock valued at $19.6 million during the first quarter of 2019 as part of our acquisition of Merchants.

On September 18, 2019, we announced that our Board of Directors had authorized a stock repurchase program. The stock repurchase program authorizes the Company to purchase up to one million shares of its common stock over a period ending March 31, 2020 and is effective immediately. Purchases may be made in the open market, including in block trades, or through privately negotiated transactions, from time to time when management determines that market conditions and other factors warrant such purchases. There is no guarantee as to the exact number of shares to be purchased, and the stock repurchase program may be modified, suspended, or terminated without prior notice. There were no repurchases during the third quarter of 2019.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Dividends and Payout Ratios per Common Share

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2019 and 2018. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation and expected growth. The dividend rate will be reassessed periodically by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividends declared per common share	$0.05	$0.04	$0.14	$0.11
Dividend payout ratio	19%	16%	24%	16%

Tangible Book Value Per Share

We have recorded net core deposit intangibles of $5.0 million and goodwill of $11.7 million. Both intangible assets are subtracted from equity as part of the calculation of tangible book value per share. Management believes that tangible book value per share is meaningful because it is a measure that the Company and investors commonly use to assess the value of the Company. Tangible book value per common share was $8.51 at September 30, 2019 compared to $8.36 at December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of September 30, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of September 30, 2019, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first nine months of 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

3.2	Amended and Restated Bylaws of Bank of Commerce Holdings, as amended August 20, 2019 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed August 21, 2019)
10.1	2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 (Registration No. 333-233024))
31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: November 1, 2019	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)