Form 10-K
period 2019-12-31
Bank of Commerce Holdings
filed 2020-03-06
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer ☐	Smaller Reporting Company☒	Emerging growth company ☐

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

As of the last day of the second fiscal quarter of 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $183,709,927 based on the closing sale price of $10.69 as reported on the NASDAQ Global Market as of June 30, 2019.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

The number of shares of the registrant’s no par value Common Stock outstanding as of February 25, 2020 was 17,756,658.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the registrant for its 2020 Annual Meeting of Shareholders, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Bank of Commerce Holdings Form 10-K

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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
●

Developments and changes in laws and increased regulation of the banking industry through legislative action and revised rules and standards applied by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the California Department of Business Oversight;

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

●	The loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;
●	Natural disasters, such as earthquakes, volcanic eruptions, tsunami, wildfires, droughts, floods, mudslides, hurricanes, tornados and other geologic processes;
●	A natural disaster outside California, could negatively impact our purchased loan portfolio or our third party loan servicers;
●	The economic effects of the coronavirus disease 2019 or similar pandemic diseases could adversely affect our future results of operations or the market price of our stock;
●	Unauthorized computer access, computer hacking, cyber-attacks, electronic fraudulent activity, attempted theft of financial assets, computer viruses, phishing schemes and other security problems;
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

We commenced banking operations in 1982 and grew organically to four branches before purchasing five Bank of America branches in 2016. With our recent acquisition of Merchants Holding Company, we now operate ten full service facilities and one limited service facility in northern California. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. We provide a wide range of financial services and products for business and retail customers which are competitive with those traditionally offered by banks of similar size in California. As of December 31, 2019, we operated under one primary business segment: Community Banking. Additional information regarding operating segments can be found in Note 2 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this document.

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

On January 31, 2019, we completed the acquisition of Merchants Holding Company (“Merchants”), to extend our presence in the Sacramento marketplace. Merchants, headquartered in Sacramento, California, was the parent company of The Merchants National Bank of Sacramento (“Merchants Bank”), a 97-year-old bank with approximately $211.7 million in assets as of January 31, 2019. See Note 21 Acquisition in the Notes to Consolidated Financial Statements for more information on this acquisition.

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

Principal Market

We operate under the name Merchants Bank of Commerce in northern California from Sacramento to Yreka along the Interstate 5 corridor.

Principal Products and Services

Most of our current customers are small to medium-sized businesses and retail consumers. No single person or group of persons provides a material portion of the Bank’s deposits or loans, the loss of any one or more of which would have a materially adverse effect on the business of the Bank.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

The majority of the loans we originate are direct loans made to small businesses and individuals in our principal market. We accept as collateral for loans, real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory. In addition to direct lending, our loan portfolio includes loans that were purchased as pools of loans, or participations where a portion of a loan was originated by another lending institution.

Regulatory Capital

Our regulators measure our capital adequacy and compliance with minimum leverage ratio guidelines. As of December 31, 2019, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. See Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations and Note 17 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the regulatory capital guidelines.

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

Employees

As of December 31, 2019, we employed 214 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Information regarding employment agreements with our executive officers is contained in Item 11 – Executive Compensation below, which is incorporated by reference to our proxy statement for the 2020 annual meeting of shareholders.

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

This section provides a general overview of the federal and state regulatory framework applicable to the Holding Company and the Bank. It is not intended to summarize all applicable laws and regulations. To the extent this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, continue to be subject to change (or interpretation) by Congress, state legislatures and federal and state regulators. Numerous changes to the statutes, regulations and regulatory policies applicable to us (including their interpretation or implementation) have been proposed but cannot be predicted and could have a material effect on our business or operations.

The Holding Company is subject to regulation and supervision by the Federal Reserve (as a bank holding company) and regulation by the State of California (as a California corporation). The Holding Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both of which are administered by the SEC. As a listed company on the NASDAQ Global Market, the Holding Company is subject to the rules of the NASDAQ for listed companies. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the California Department of Business Oversight (“CDBO”).

Bank Holding Company Regulation

General

As a bank holding company, the Holding Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve” or “FRB”). In general, the BHC Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to the business of banking. In addition, the Holding Company must file reports with the Federal Reserve and provide the agency with such additional information as it may require.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

Holding Company Control of Nonbanks

With some exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by federal statute, agency regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

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

Tying Arrangements

We are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Holding Company nor its subsidiaries may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

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

Community Reinvestment

The Community Reinvestment Act of 1977 (the “CRA”) requires that, in connection with examinations of financial institutions within their jurisdictions, federal bank regulators evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility. In some cases, a bank's failure to comply with the CRA or CRA protests filed by interested parties during applicable comment periods, can result in the denial or delay of such transactions. The Bank received a "satisfactory" rating in its most recent CRA examination.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Insider Credit Transactions

Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. These extensions of credit (i) must be made on substantially the same terms (including interest rates and collateral) and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Dodd-Frank Act and federal regulations place additional restrictions on loans to insiders and generally prohibit loans to senior officers other than for certain specified purposes.

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

Interstate Banking and Branching

The Dodd-Frank Act eliminated interstate branching restrictions that were implemented as part of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), and removed many restrictions on de novo interstate branching by state and federally chartered banks. Federal regulators now have authority to approve applications by such banks to establish de novo branches in states other than the bank's home state if the host state's banks could establish a branch at the same location. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production, and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Cash Dividends

Our ability to pay cash dividends is dependent on having sufficient cash and satisfying various regulatory and contractual requirements and restrictions. Our principal source of cash is dividends received from the Bank. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce capital below an amount necessary to meet minimum applicable regulatory capital requirements. Basel III (discussed below) introduces additional restrictions on dividends.

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

On December 10, 2015, we issued and sold $10.0 million in aggregate principal amount of fixed to floating rate Subordinated Notes pursuant to a private placement with certain institutional investors. The Subordinated Notes limit the payment of cash dividends to our common shareholders if the Company is not well capitalized, or if there is an event of default as described by the agreement.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

The Final Rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on an insured depository institution if its capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements to qualify as “well capitalized”: (i) a Tier 1 common equity capital ratio of at least 6.5%; (ii) a Tier 1 capital ratio of at least 8%; (iii) a total capital ratio of at least 10%; (iv) a Tier 1 leverage ratio of at least 5%; and (v) not be subject to any order or written directive requiring a specific capital level. The FDIC’s rules (as amended by the Final Rules) contain other capital classification categories, such as “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” each of which are based on certain capital ratios. An institution may be downgraded to a category lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition, or if the institution receives an unsatisfactory examination rating. As of December 31, 2019, the most recent notification from the FDIC categorized the Bank as “well capitalized”.

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

The so-called “Crapo Bill” (i.e., the Economic Growth, Regulatory Relief, and Consumer Protection Act) was signed into law by President Trump in May 2018. The Crapo Bill simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion and instructed the federal banking regulators to establish a single Community Bank Leverage Ratio (“CBLR”) of between 8% and 10%. On September 17, 2019, the FDIC issued its final rule relating to the CBLR framework. To qualify for the framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework (and meets all requirements under the framework) will be considered to have met the well-capitalized ratio requirements under the prompt corrective action rules discussed above and will not be required to report or calculate risk-based capital. The CBLR framework will be available for banks to use in their March 31, 2020 call reports.

Regulatory Oversight and Examination

Inspections

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the Federal Reserve's inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a bank holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency typically varies depending on asset size, complexity of the organization, and the bank holding company’s rating at its last inspection.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

As a publicly reporting company, the Holding Company is subject to the requirements of the SOX Act and related rules and regulations issued by the SEC and NASDAQ. After enactment of the SOX Act, we updated our policies and procedures to comply with the SOX Act's requirements and have found that such compliance, including compliance with Section 404 relating to the Holding Company's internal controls over financial reporting, has resulted in additional expenses. We will continue to incur additional expenses in connection with our ongoing compliance with these requirements.

Anti-Money Laundering and Anti-Terrorism

The Bank Secrecy Act and the USA Patriot Act of 2001

The Bank Secrecy Act (the “BSA”) requires all financial institutions to (among other requirements) establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA also sets forth various recordkeeping and reporting requirements (such as reporting suspicious activities that may signal criminal activity), and certain due diligence and "know your customer" documentation requirements. These requirements were recently expanded, and banks are now required to establish and maintain written procedures that are reasonably designed to identify and verify beneficial owners of legal entity customers, as well (and to include such procedures in their anti-money laundering compliance programs).

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

Deposit Insurance

FDIC Insured Deposits

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC, which are designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act redefined the assessment base used for calculating deposit insurance assessments by requiring the FDIC to determine assessments based on assets instead of deposits. Assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution. In addition, the Dodd-Frank Act (i) raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the Deposit Insurance Fund (“DIF”) from 1.15% to 1.35%; (ii) required that the DIF reserve ratio meet 1.35% by 2020; and (iii) eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2.00% as a long-term goal beyond what is required by statute. The Dodd-Frank Act made banks with $10 billion or more in total assets responsible for the increase from 1.15% to 1.35% by imposing a surcharge on those institutions. The surcharge continued through September 2018, when the DIF reached 1.36%, which was ahead of Dodd Frank’s 2020 deadline to meet the 1.35% reserve ratio. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

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

Brokered Deposits

On December 12, 2019, the FDIC issued a proposed rule to modernize its brokered deposit regulations that apply to less than well capitalized insured depository institutions. This proposal would establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. Further, under FDIC deposit insurance rules, banks may be assessed higher premiums if they have a high level of brokered deposits. For calendar quarters prior to April 1, 2018, CDARS and ICS reciprocal deposits were considered to be brokered deposits by regulatory authorities and were reported as such on quarterly Call Reports. However, with the passage of the Crapo Bill, those CDARS and ICS reciprocal deposits are no longer classified as brokered deposits. At December 31, 2019, we had $64.0 million in deposits which are part of the CDARS and ICS programs.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The Dodd-Frank Act

General

The Dodd-Frank Act was signed into law in July of 2010. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Holding Company and the Bank. Some of the provisions of the Dodd-Frank Act that may impact the business and operations of the Holding Company and the Bank are summarized below.

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

Consumer Financial Protection Bureau

The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally not subject to supervision and examination by the CFPB. The CFPB has issued and continues to propose and issue numerous regulations that may increase the compliance burden of the Bank. Significant recent CFPB developments that may affect the Bank’s operations and compliance costs include:

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

Board Composition

In 2018, the California “Women on Boards” bill was signed into law to advance equitable gender representation on certain California corporate boards. California is the first state in the nation to require all publicly-held domestic or foreign corporations whose principal executive offices are located in California to have at least one female director on their boards by December 31, 2019 (either by filling an open seat or by adding a seat). One or two more women directors may be required, depending upon the size of the public company’s board by December 31, 2021. We had one female serving on our board as of December 31, 2019, and we will continue to advance equitable gender representation by adding females to our board in accordance with California’s Women on Boards bill.

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

In 2018, President Trump signed into law the Crapo Bill discussed above, which modified and removed certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act in an effort to provide regulatory relief to certain financial institutions. While the Crapo Bill maintains most of the regulatory structure established by the Dodd-Frank Act, it amended certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion. Many of these changes could result in meaningful regulatory changes for community banks.

For example, the Crapo Bill simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion, and the FDIC issued its final rule relating to the CBLR framework on September 17, 2019. The Crapo Bill also included regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate. However, it is difficult at this time to predict when or how the new standards under the Crapo Bill will ultimately be applied to us or what specific impact the Crapo Bill (and any further implementing rules and regulations) will have on community banks.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Effects of Federal Government Monetary Policy

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

Purchased loans included in the loan portfolio totaled $93.6 million or 9% of gross portfolio loans as of December 31, 2019. The loans were purchased as a pool of loans, individual loans or as purchased participations from other institutions. The majority of the loans are located outside our principal market. The loans were purchased under several different contracts and, $61.0 million or 6% of our gross portfolio loans are serviced by two unrelated third party servicing companies. A disruption to the operations of either of the loan servicing companies could reduce the value of the assets that we own. In addition, if we were forced to service these loans ourselves, we would incur additional monitoring and servicing costs due to the geographic disbursement of the portfolio, which would adversely affect our noninterest expense.

We have a concentration risk in real estate related loans.

A substantial portion of our lending is tied to real estate. As of December 31, 2019, approximately 83% of our loan portfolio was secured by real estate as follows:

●	69% was commercial real estate (non-owner occupied and owner-occupied),
●	6% was residential 1-4 family mortgage,
●	3% was residential ITIN,
●	2% was residential equity lines and
●	3% was construction and land development.

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

Additionally, the changes in accounting standards described immediately below will change the current historical method of providing allowances for credit losses that are probable, and may require us to increase the amount of the allowance for loan and lease losses.

Changes in how we provide for credit losses may have a material impact on our financial condition or results of operations.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. The ASU introduces a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. The CECL model will apply to most financial assets measured at amortized cost, including loans receivable, loan commitments and held-to-maturity debt securities.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Under the CECL model, we would recognize an impairment allowance equal to our current estimate of expected credit losses for financial instruments as of the end of the reporting period. Measuring expected credit losses will likely be a significant challenge for all entities, including us. Additionally, to estimate expected credit losses, we have incurred one-time and recurring costs, some of which are related to system changes and data collection.

Further, the impairment allowance measured under a CECL model could differ materially from the impairment allowance measured under our incurred loss model. To initially apply the CECL amendments, for most debt instruments, we would record a cumulative-effect adjustment to its statement of financial condition as of the beginning of the first reporting period in which the guidance is effective (a modified retrospective approach). The amendments in ASU 2016-13 are effective for us as of January 1, 2023, and are required to be adopted through a modified retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is effective.

The impact of certain provisions of the CECL model regarding loan portfolios of acquired financial institutions could result in earnings volatility, as any adjustments to the ALLL with respect to the acquired loans are required to be made immediately subsequent to the acquisition.

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

Our income is highly dependent on “interest rate spreads” (i.e., the difference between the interest income earned on our interest-earning assets such as loans and securities, and the interest expense paid on our interest-bearing liabilities such as deposits and borrowings). The underlying interest rates are highly sensitive to many factors, many of which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. In recent years, we originated higher volumes of longer term fixed rate loans. These loans, combined with the structure of our investment portfolio and funding mix caused the Company to become slightly to moderately liability sensitive to rising interest rates. However, our loan and investment portfolio contain a significant amount of floating rate assets which reprice faster in a decreasing rate environment than our liabilities and cause the Company to be slightly asset sensitive to falling rates.

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

We may be impacted by the retirement of LIBOR as a reference rate.

In July 2017, the United Kingdom Financial Conduct Authority announced that the London Interbank Offered Rate (“LIBOR”) may no longer be published after 2021. LIBOR is used extensively in the U.S and globally as a “benchmark” or “reference rate” for various commercial and financial contracts. In response, the Alternative Reference Rates Committee (“ARRC”), made up of financial and capital market institutions, was convened to address the replacement of LIBOR in the U.S. The ARRC identified a potential successor to LIBOR in the Secured Overnight Financing Rate (“SOFR”) and crafted a plan to facilitate the transition. However, there are significant conceptual and technical differences between LIBOR and SOFR. The Financial Stability Oversight Committee has stated that the end or waning use of LIBOR has the potential to significantly disrupt trading in many important types of financial contracts.

At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures or other securities or financial arrangements. The replacement of LIBOR with one or more alternative rates may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and derivative financial instruments. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under contracts or financial instruments to which we are a party, we may incur significant expenses in effecting the transition.

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

We own shares of Federal Home Loan Bank of San Francisco stock which are recorded in other assets. The stock is carried at cost and subject to recoverability testing under applicable accounting standards. As of December 31, 2019, we did not recognize an impairment charge related to our Federal Home Loan Bank of San Francisco stock holdings; however, potential negative changes to the financial condition of the Federal Home Loan Bank of San Francisco could require us to recognize an impairment charge with respect to such stock holdings. Any such impairment charge would have an adverse impact on our results of operations and financial condition.

We own investments in Qualified Zone Academy Bonds (“QZAB”) which are recorded in other assets. The investments are carried at cost and are subject to recoverability testing under applicable accounting standards. As of December 31, 2019, we did not recognize an impairment charge related to our QZAB investment holdings; however, potential negative changes to the financial condition of the issuing institutions could require us to recognize an impairment charge with respect to such holdings in the future. Any such impairment charge would have an adverse impact on our results of operations and financial condition.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

Natural disasters and other uncontrollable events, such as earthquakes, volcanic eruptions, tsunami, wildfires, droughts, floods, mudslides, hurricanes, tornados and other geologic processes could harm our business.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The economic effects of the coronavirus disease 2019 or similar pandemic diseases could adversely affect our future results of operations or the market price of our stock

.

Although the scope of the recent outbreak of the coronavirus disease 2019 cannot be predicted, either internationally or within the United States, it has already resulted in significant volatility in world and national trading markets.  Any significant spread of the coronavirus disease 2019 or similar disease within the United States could have an adverse effect on the national economy generally, the markets that we serve, our future results of operations or the market price of our stock.

No assurance can be given that the Subordinated Notes will continue to qualify as Tier 2 Capital.

We believe that our Subordinated Notes meet the requirements of Tier 2 Capital in accordance with the Final Rules and current statutory guidance provided by the Federal Reserve Board. The Federal Reserve Board does not provide prior approval for the Subordinated Notes to be classified as Tier 2 Capital however, we did not receive any indication that the Subordinated Notes did not qualify as tier 2 capital during our most recent examination process with the Federal Reserve Bank of San Francisco. In the event that the Subordinated Notes do not qualify, the Federal Reserve Bank of San Francisco may require the Holding Company to amend certain terms and conditions of the Subordinated Notes in order for such instruments to qualify as Tier 2 Capital. Under the terms of the Subordinated Notes, the Holding Company also has the option to redeem the Subordinated Notes upon the occurrence of such an event.

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

At December 31, 2019, time certificates of deposit in excess of $250,000, excluding brokered time deposits, represented approximately 5% of our total deposit balances. Because these deposits are not covered by FDIC deposit insurance, they are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect our liquidity, profitability, business prospects, results of operations and cash flows. Our 25 largest deposit relationships account for 21% of our deposits.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

At December 31, 2019, our subsidiary Bank of Commerce Holdings Trust II had outstanding [$10.3 million] of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debentures. As a result, we must make dividend payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, all obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, no dividends may be paid to our common shareholders during that time if any such election has been made.

Our subordinated debt agreement has provisions that may impact our ability to pay dividends on our common stock to our common shareholders

On December 10, 2015, we issued and sold $10.0 million in aggregate principal amount of fixed to floating rate Subordinated Notes pursuant to a private placement with certain institutional investors. The Notes limit the payment of cash dividends to our common shareholders if the Company is not well capitalized or if there is an event of default as described by the agreement.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 1b - Unresolved Staff Comments

None to report.

Item 2 - Properties

●	The Company’s principal executive office is located at 555 Capitol Mall, Suite 1255, Sacramento, California 95814; the lease agreement expires in 2024.
●	The Bank owns eight and leases space for two, full service banking offices in Northern California.
●	The Bank has one limited service branch in Carmichael, Sacramento, California.
●	The Bank leases space to operate one free standing remote ATM in Northern California.
●	The Bank has office space in leased and bank owned locations in Redding, California and leased office space in Roseville, California.

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

Part II

Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NASDAQ Global Market. The Holding Company’s common stock is listed under the trading symbol “BOCH.” There were 2,368 shareholders of the Holding Company’s common stock as of December 31, 2019, including those held in street name, and the market price on that date was $11.57 per share.

Cash Dividends

We declared cash dividends of $0.19 and $0.15 during the years ended December 31, 2019 and 2018, respectively. Our ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The Board of Governors of the Federal Reserve System policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

Our ability to pay dividends is subject to certain contractual requirements. Our trust preferred securities and subordinated debt agreements contain provisions that prohibit us from declaring or paying a dividend if the Company is not “well-capitalized” for regulatory purposes or there exists an event of default as defined by the agreements.

Purchases of equity securities

On September 18, 2019, we announced that our Board of Directors had authorized a stock purchase program. The stock purchase program authorizes the Company to purchase up to one million shares of its common stock over a period ending March 31, 2020 and was effective immediately. Purchases may be made in the open market, including in block trades, or through privately negotiated transactions, from time to time when management determines that market conditions and other factors warrant such purchases. There is no guarantee as to the exact number of shares to be purchased, and the stock purchase program may be modified, suspended, or terminated without prior notice. On February 21, 2020 we announced that our Board of Directors increased the number of shares that may be purchased from 1,000,000 to 1,500,000 shares of common stock, and extended the program by one year to March 31, 2021. The following table provides information regarding purchases under the program.

	Total Number Of	Average Price	Total Number of Shares	Maximum Number Of
	Common Shares	Paid Per	Purchased As Part Of	Shares That May Yet Be
Period	Purchased	Common Share [1]	Publicly Announced Plan	Purchased Under The Plan
10/1/19-10/31/19	71,499	$11.13	71,499	1,428,501
11/1/19-11/30/19	13,493	$11.26	13,493	1,415,008
12/1/19-12/31/19	5,509	$11.28	5,509	1,409,499
Total	90,501	$11.16	90,501

1 - Average price paid per common share includes commissions.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 6 - Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2019, have been derived from the Company’s audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited Consolidated Financial Statements and notes thereto, included elsewhere in this report.

Amounts in thousands (except ratios and per share data)	2019	2018	2017	2016	2015
Statements of income
Interest income	$59,563	$52,701	$45,949	$41,009	$38,753
Net interest income	$53,535	$47,546	$41,362	$36,231	$33,770
Provision for loan and lease losses	$—	$—	$950	$—	$—
Noninterest income	$4,184	$4,019	$4,824	$3,486	$3,183
Noninterest expense	$37,255	$32,206	$30,964	$32,500	$24,905
Net income available to common shareholders	$14,961	$15,730	$7,344	$5,259	$8,295

Balance sheets
Total assets	$1,479,616	$1,307,104	$1,269,421	$1,140,992	$1,015,441
Average total assets	$1,458,112	$1,288,841	$1,198,251	$1,079,750	$992,731
Total gross loans	$1,032,903	$946,251	$879,835	$804,211	$716,639
Allowance for loan and lease losses	$12,231	$12,292	$11,925	$11,544	$11,180
Total deposits	$1,267,171	$1,131,716	$1,102,732	$1,004,666	$803,735
Total shareholders’ equity	$174,478	$138,321	$127,264	$94,106	$90,522

Ratios [1]
Return on average assets [2]	1.03%	1.22%	0.61%	0.49%	0.86%
Return on average shareholders’ equity [3]	9.09%	12.08%	6.34%	5.68%	8.10%
Average equity to average assets	11.29%	10.10%	9.67%	8.57%	10.68%
Common equity tier 1 capital ratio [4]	13.19%	12.79%	12.26%	9.43%	10.06%
Tier 1 capital ratio [4]	14.04%	13.71%	13.23%	10.42%	11.16%
Total capital ratio [4]	15.97%	15.82%	15.44%	12.68%	13.52%
Tier 1 leverage ratio [4]	11.30%	11.21%	10.86%	9.13%	10.03%
Net interest margin [5]	3.94%	3.90%	3.68%	3.60%	3.64%
Average earning assets to total average assets	93.29%	94.67%	93.85%	93.34%	93.43%
Nonperforming assets to total assets [6]	0.38%	0.32%	0.46%	1.06%	1.53%
Net charge-offs (recoveries) to average loans	0.01%	(0.04)%	0.07%	(0.05)%	(0.05)%
Allowance for loan and lease losses to gross loans	1.18%	1.30%	1.36%	1.44%	1.56%
Nonperforming loans to allowance for loan and lease losses	45.92%	33.73%	48.63%	98.64%	126.09%
Efficiency ratio [7]	64.5%	62.5%	67.0%	81.8%	67.4%

Share data
Average common shares outstanding – basic	17,956	16,248	15,207	13,367	13,331
Average common shares outstanding – diluted	18,024	16,332	15,310	13,425	13,365
Book value per common share	$9.62	$8.47	$7.82	$7.00	$6.76
Book value per common share - tangible [8]	$8.71	$8.36	$7.70	$6.83	$6.76
Basic earnings per share	$0.83	$0.97	$0.48	$0.39	$0.62
Diluted earnings per share	$0.83	$0.96	$0.48	$0.39	$0.62
Cash dividends per common share	$0.19	$0.15	$0.12	$0.12	$0.12

1 - With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.
2 - Return on average assets is net income (which included preferred stock costs in 2015) divided by average total assets.
3 - Return on average shareholders' equity is net income (which included preferred stock costs in 2015) divided by average shareholders’ equity.

4 - See Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations and Note 17 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the regulatory capital guidelines.

5 - Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

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

8 - Tangible book value per share is computed by dividing total shareholders’ equity less goodwill and other intangible assets, net by shares outstanding. Management believes that tangible book value per share is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition as of December 31, 2019 and 2018 and results of operations for those years should be read together with our Consolidated Financial Statements and related notes, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are comprised of average daily balances.

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

EXECUTIVE OVERVIEW

Net income for the years ended December 31, 2019 and 2018 was $15.0 million or $0.83 per share diluted and $15.7 million or $0.96 per share-diluted, respectively.

The current year includes the benefits of our January 31, 2019 acquisition of The Merchants National Bank of Sacramento (“Merchants”). In May, we successfully converted all of Merchant’s computer records onto our core system. As previously announced, the Company’s subsidiary bank, which had been operating under multiple names, simultaneously changed the name for all locations to Merchants Bank of Commerce. During 2019 acquisition related costs totaled $2.2 million and costs related to the name change totaled $503 thousand. All significant costs for these two projects have now been absorbed.

Financial performance for 2018 and 2017 includes “selected tax items” which complicates reporting period comparisons. The 2018 results include a $1.5 million decrease in our income tax provision composed of a $988 thousand reversal of our reserve for uncertain tax position and a $484 thousand benefit as a result of our cost segregation study and tangible property review. The 2017 results include a $2.5 million increase in our income tax provision as a result of the Tax Cuts and Jobs Act of 2017.

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

SELECTED NON-GAAP FINANCIAL INFORMATION - UNAUDITED
(amounts in thousands except per share data)
	For The Twelve Months Ended
Reconciliation of Net Income (GAAP) to Net Income	December 31,
Excluding Selected Tax Items (non-GAAP):	2019	2018	2017
Net income (GAAP)	$14,961	$15,730	$7,344
Selected tax items:
Reversal of uncertain tax position (GAAP)	—	(988)	—
Benefit from cost segregation study and tangible property review (GAAP)	—	(484)	—
Deferred tax asset write-down (GAAP)	—	—	2,490
Total selected tax items	—	(1,472)	2,490
Net income excluding selected tax items (non-GAAP)	$14,961	$14,258	$9,834

Earnings per share - diluted (GAAP)	$0.83	$0.96	$0.48
Effect of selected tax items	—	(0.09)	0.16
Earnings per share - diluted excluding selected tax items (non-GAAP)	$0.83	$0.87	$0.64

GAAP Information:
Return on average assets	1.03%	1.22%	0.61%
Return on average equity	9.09%	12.08%	6.34%
Effective tax rate	26.9%	18.7%	48.5%

Non-GAAP Information:
Return on average assets excluding selected tax items	1.03%	1.11%	0.82%
Return on average equity excluding selected tax items	9.09%	10.95%	8.48%
Effective tax rate excluding selected tax items	26.9%	26.3%	31.1%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Financial Highlights for the year ended December 31, 2019 were as follows:

Performance

●

Net income of $15.0 million was a decrease of $769 thousand (5%) from $15.7 million earned during the same period in the prior year. Earnings of $0.83 per share – diluted was an decrease of $0.13 (14%) from $0.96 per share – diluted earned during the same period in the prior year and reflects the impact of the following:

o	1,834,142 shares of common stock issued during the first quarter of 2019 as part of our acquisition of Merchants and
o	90,501 shares of common stock repurchased during the fourth quarter of 2019 as part of our previously announced share repurchase program.
●	Net interest income increased $6.0 million (13%) to $53.5 million compared to $47.5 million for the same period in the prior year.
●	Net interest margin improved to 3.94% compared to 3.90% for the same period in the prior year.
●	Return on average assets decreased to 1.03% compared to 1.22% for the same period in the prior year.
●	Return on average equity decreased to 9.09% compared to 12.08% for the same period in the prior year.
●	Average loans totaled $1.021 billion, an increase of $105 million (12%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.360 billion, an increase of $140 million (11%) compared to average earning assets for the same period in the prior year.
●	Average deposits totaled $1.245 billion, an increase of $146 million (13%) compared to average deposits for the same period in the prior year.
o	Average non-maturing deposits totaled $1.084 billion, an increase of $154 million (17%) compared to the same period in the prior year.
o	Average certificates of deposit totaled $160.6 million, a decrease of $7.6 million (5%) compared to same period in the prior year.
●	The Company’s efficiency ratio was 64.5% compared to 62.5% during the same period in the prior year.
o	The Company’s efficiency ratio of 64.5% for 2019 includes $2.2 million in acquisition costs and $503 thousand in name change costs. The efficiency ratio excluding these non-recurring costs is 59.9%.
o	The Company’s efficiency ratio of 62.5% for 2018 includes $844 thousand in acquisition costs. The efficiency ratio excluding these non-recurring costs is 60.8%.

Capital

●	Declared cash dividends of $0.19 per share for 2019 compared to $0.15 per share in 2018.
●

Book value per common share was $9.62 at December 31, 2019 compared to $8.47 at December 31, 2018. Tangible book value per common share (non-GAAP) which excludes goodwill and other intangible assets, net from shareholders’ equity was $8.71 at December 31, 2019 compared to $8.36 at December 31, 2018. Management believes that tangible book value per share is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy.

●	Average total equity increased by $34.4 million (26%) to $164.6 million for the year ended December 31, 2019, compared to $130.2 million for the year ended December 31, 2018.
●	The Bank maintained capital levels in excess of the “well-capitalized” standards at December 31, 2019 under the regulatory framework for prompt corrective action.

Credit Quality

●

Nonperforming assets at December 31, 2019 totaled $5.7 million or 0.38% of total assets, an increase of $1.5 million since December 31, 2018. The increase was primarily caused by loans to one commercial real estate borrower that were in nonaccrual status and had zero calculated impairment at December 31, 2019.

●	There was no provision for loan and lease losses during the current year, net loan loss charge-offs totaled $61 thousand for the year.

Vision and Objectives

We seek to provide competitive, long-term returns to our shareholders while serving the financial needs of the communities in our market. Management strives to provide those returns while exercising prudent risk management practices and maintaining adequate levels of capital and reserves.

Our vision is to remain independent, expanding our presence with organic growth and the addition of new strategically important locations. We will pursue attractive opportunities to enter related lines of business and to acquire financial institutions with complementary lines of business when it is beneficial to do so. During 2019, with the purchase of Merchants, our growth in average assets totaled $169.3 million or 13%.

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

We define risks to include not only credit, market and liquidity risk, the traditional concerns for financial institutions, but also operational risks, including risks related to systems, processes or external events, as well as legal, regulatory and reputation risks. Our management processes, structures, and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards are essential to maintaining public trust and confidence in our Company.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

RESULTS OF OPERATIONS

The following discussion and analysis provides a comparison of the results of operations for the two years ended December 31, 2019. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes.

Overview

The current year includes the benefits of our January 31, 2019 acquisition of Merchants. In May, we successfully converted all of Merchant’s computer records onto our core system. As previously announced, the Company’s subsidiary bank, which had been operating under multiple names, simultaneously changed the name for all locations to Merchants Bank of Commerce. During 2019 acquisition related costs totaled $2.2 million and costs related to the name change totaled $503 thousand. All significant costs for these two projects have now been absorbed.

The Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Net income was $15.0 million for the year ended December 31, 2019, compared to $15.7 million for the year ended December 31, 2018. For 2019, increases in net interest income and noninterest income were offset by increased noninterest expenses and provision for income taxes.

Diluted earnings per share were $0.83 for the year ended December 31, 2019 compared with $0.96 for the same period a year previous.

We declared cash dividends of $0.19 per share in 2019 and $0.15 per share in 2018. In determining the amount of dividend to be paid, we give consideration to capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio and the dividend yield.

Return on Average Assets and Return on Average Equity

The following table presents the return on average assets and return on average equity for the years ended December 31, 2019, 2018 and 2017. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	2019	2018	2017
Return on average assets	1.03%	1.22%	0.61%
Return on average equity	9.09%	12.08%	6.34%

Net Interest Income and Net Interest Margin

Net interest income is our largest source of operating income. Net interest income for the years ended December 31, 2019 and 2018 was $53.5 million and $47.5 million, respectively.

Interest income for the year ended December 31, 2019 was $59.6 million, an increase of $6.9 million or 13% compared to a year previous. The increase in interest income was derived from our loan portfolio ($5.6 million), our investment securities portfolio ($1.1 million) and our interest bearing cash balances ($160 thousand). All of our earning assets benefited from increases in both volume and yield.

Interest expense for the year ended December 31, 2019 was $6.0 million, an increase of $873 thousand or 17% compared to a year previous.

●

Interest on interest-bearing deposits increased $1.3 million during 2019. Average interest-bearing core deposit balances increased $85.6 million while average time deposit balances decreased $7.6 million. The cost of all interest-bearing deposits was 0.54% for 2019 compared with 0.43% for 2018.

●	Interest on senior and subordinated term debt decreased $271 thousand during 2019. During the second quarter of 2019, we completed the early repayment of our variable senior debt.
●

Interest on FHLB term debt decreased $188 thousand during 2019. FHLB term debt averaged $9.6 million in 2019 and $22.5 million in 2018. In addition, the cost of FHLB term debt was 2.56% in 2019 compared with 1.94% in 2018.

●	Interest on junior subordinated debentures increased $41 thousand during 2019.

The net interest margin for the year ended December 31, 2019 was 3.94% an increase of four basis points as compared to 2018.

Maintaining our net interest margin in the future will be challenging as current market pressures are anticipated to cause our yield on average interest-earning assets to decline.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Average Balances, Interest Income/Expense and Yields Earned/Rates Paid

	Years Ended December 31,
	2019			2018			2017
	Average		Yield/	Average		Yield/	Average		Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(5)	Balance	Interest(1)	Rate(5)	Balance	Interest(1)	Rate(5)
Interest-earning assets:
Net loans (2)	$1,020,801	$50,534	4.95%	$915,360	$44,955	4.91%	$818,119	$39,112	4.78%
Taxable securities	246,723	6,673	2.70%	207,407	5,165	2.49%	165,333	3,921	2.37%
Tax-exempt securities (3)	38,706	1,244	3.21%	50,330	1,629	3.24%	74,231	2,144	2.89%
Interest-bearing deposits in other banks	54,095	1,112	2.06%	47,038	952	2.02%	66,872	772	1.15%
Average interest-earning assets	1,360,325	59,563	4.38%	1,220,135	52,701	4.32%	1,124,555	45,949	4.09%
Cash and due from banks	22,806			20,468			18,301
Premises and equipment, net	15,598			13,952			15,567
Goodwill and other intangible assets, net	15,565			1,917			2,136
Other assets	43,818			32,369			37,692
Average total assets	$1,458,112			$1,288,841			$1,198,251

Interest-bearing liabilities:
Demand - interest-bearing	$242,516	480	0.20%	$238,328	414	0.17%	$209,792	274	0.13%
Money market	304,340	1,599	0.53%	250,685	646	0.26%	224,913	470	0.21%
Savings	136,733	493	0.36%	109,025	288	0.26%	111,376	200	0.18%
Certificates of deposit	160,550	1,977	1.23%	168,183	1,910	1.14%	205,648	2,188	1.06%
Federal Home Loan Bank of San Francisco borrowings	9,644	247	2.56%	22,466	435	1.94%	302	3	0.99%
Other borrowings	10,895	806	7.40%	15,143	1,077	7.11%	17,981	1,165	6.48%
Junior subordinated debentures	10,310	426	4.13%	10,310	385	3.73%	10,310	287	2.78%
Average interest-bearing liabilities	874,988	6,028	0.69%	814,140	5,155	0.63%	780,322	4,587	0.59%
Noninterest-bearing demand	400,588			332,197			289,735
Other liabilities	17,894			12,286			12,293
Shareholders’ equity	164,642			130,218			115,901
Average liabilities and shareholders’ equity	$1,458,112			$1,288,841			$1,198,251
Net interest income and net interest margin(4)		$53,535	3.94%		$47,546	3.90%		$41,362	3.68%

(1)Interest income on loans includes deferred fees and costs of approximately $657 thousand and $465 thousand and $546 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.
(2) Net loans includes average nonaccrual loans of $11.7 million and $4.2 million and $8.9 million for the years 2019, 2018 and 2017, respectively.
(3) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income for the year ended December 31, 2019 included $620 thousand in accretion of the discount on the loans acquired from Merchants Holding Company, which improved the net interest margin by 6 basis points.

(5) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for 2019 compared to 2018 and 2018 compared to 2017. Changes in interest income and expense, which are not specifically attributable to either volume or rate, are allocated proportionately between both variances. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

Analysis of Changes in Net Interest Income

	Years Ended December 31,
	2019 over 2018			2018 over 2017
(Amounts in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$5,217	$362	$5,579	$4,752	$1,091	$5,843
Taxable securities	1,037	471	1,508	1,040	204	1,244
Tax-exempt securities (1)	(374)	(11)	(385)	(823)	308	(515)
Interest-bearing deposits in other banks	145	15	160	(117)	297	180
Total increase (decrease)	6,025	837	6,862	4,852	1,900	6,752

Increase (decrease) in interest expense:
Interest-bearing demand and money market	7	59	66	41	99	140
Money market	163	790	953	58	118	176
Savings	84	121	205	(4)	92	88
Certificates of deposit	(78)	145	67	(441)	163	(278)
Federal Home Loan Bank of San Francisco borrowings	(433)	245	(188)	426	6	432
Other borrowings	(316)	45	(271)	(231)	143	(88)
Junior subordinated debentures	—	41	41	—	98	98
Total increase	(573)	1,446	873	(151)	719	568
Net increase (decrease)	$6,598	$(609)	$5,989	$5,003	$1,181	$6,184

(1) Interest income on tax-exempt securities are not presented on a taxable equivalent basis.

Noninterest Income

The following table presents the key components of noninterest income for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019 Compared to 2018				2018 Compared to 2017
			Change	Change			Change	Change
(Amounts in thousands)	2019	2018	Amount	Percent	2018	2017	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$730	$682	$48	7%	$682	$542	$140	26%
ATM and point of sale fees	1,158	1,131	27	2%	1,131	1,093	38	3%
Payroll and benefit processing fees	669	652	17	3%	652	658	(6)	(1)%
Life insurance	536	512	24	5%	512	1,050	(538)	(51)%
Gains on sales of investment securities, net	186	44	142	323%	44	137	(93)	(68)%
Federal Home Loan Bank of San Francisco dividends	507	480	27	6%	480	318	162	51%
Gain (loss) on sale of OREO	62	73	(11)	(15)%	73	368	(295)	(80)%
Insured cash sweep fees	—	—	—	—%	—	197	(197)	(100)%
Other	336	445	(109)	(24)%	445	461	(16)	(3)%
Total noninterest income	$4,184	$4,019	$165	4%	$4,019	$4,824	$(805)	(17)%

Noninterest income in 2019 was $4.2 million, an increase of $165 thousand or 4% compared to 2018. During 2018, we recognized a $96 thousand special dividend on Federal Home Loan Bank of San Francisco stock that did not recur in 2019.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Noninterest Expense

The following table presents the key components of noninterest expense for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019 Compared to 2018				2018 Compared to 2017
			Change	Change			Change	Change
(Amounts in thousands)	2019	2018	Amount	Percent	2018	2017	Amount	Percent
Noninterest expense:
Salaries & related benefits	$20,804	$18,709	$2,095	11%	$18,709	$17,819	$890	5%
Premises & equipment	3,752	3,983	(231)	(6)%	3,983	4,178	(195)	(5)%
Federal Deposit Insurance Corporation insurance premium	91	376	(285)	(76)%	376	318	58	18%
Data processing	2,535	1,997	538	27%	1,997	1,813	184	10%
Professional services	1,539	1,431	108	8%	1,431	1,398	33	2%
Telecommunications	737	594	143	24%	594	879	(285)	(32)%
Acquisition and merger	2,193	844	1,349	160%	844	—	844	100%
Other	5,604	4,272	1,332	31%	4,272	4,559	(287)	(6)%
Total noninterest expense	$37,255	$32,206	$5,049	16%	$32,206	$30,964	$1,242	4%

Noninterest expense for the year ended December 31, 2019 was $37.3 million, an increase of $5.0 million or 16% compared to 2018.

For the year ended December 31, 2019 compared to the prior year:

●	Salaries and related benefit costs increased $2.1 million thousand primarily as a result of additional employees from the Merchants acquisition.
●	Federal Deposit Insurance Corporation insurance premium decreased $285 thousand due to Small Bank Assessment Credits from the FDIC in 2019.
●	Costs related to the name change totaled $503 thousand in 2019.
●	Amortization of the core deposit intangible for the deposits acquired from Merchants totaled $499 thousand in 2019.
●	Premises and equipment costs decreased $231 thousand due to accelerated or final depreciation on certain assets recognized during 2018.

Income Taxes

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	Years Ended December 31,
(Amounts in thousands)	2019	2018	2017
Income before provision for income taxes	$20,464	$19,359	$14,272
Provision for income taxes	$5,503	$3,629	$6,928
Effective tax rate	26.9%	18.7%	48.5%

The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2019, 2018, and 2017.

	2019	2018	2017
Income tax at the federal statutory rate	21.0%	21.0%	34.0%
State franchise tax, net of federal tax benefit	8.6%	8.3%	6.5%
Amortization of affordable housing credit partnerships	2.4%	2.7%	4.8%
Officer life insurance	(0.5)%	(0.6)%	(2.5)%
Tax-exempt interest	(1.3)%	(1.8)%	(5.2)%
Affordable housing credits and benefits	(3.5)%	(3.8)%	(5.7)%
Accelerated depreciation - cost segregation study	—%	(2.5)%	—%
Reversal of uncertain tax position	—%	(5.1)%	—%
Deferred tax asset write-down	—%	—%	17.5%
Other	0.2%	0.5%	(0.8)%
Effective Tax Rate	26.9%	18.7%	48.5%

Cost Segregation Study and Tangible Property Review

We completed a cost segregation study and a tangible property review during 2018, which shortened the depreciable lives of certain assets and accelerated the tax depreciation deduction on our 2017 federal income tax return. We recorded an expense of $293 thousand in other noninterest expense and a benefit to our 2018 book provision for income taxes of $484 thousand in the fourth quarter of 2018 upon completion of these projects.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

FINANCIAL CONDITION

Consolidated Balance Sheets

As of December 31, 2019, we had total consolidated assets of $1.480 billion, gross loans of $1.033 billion, allowance for loan and lease losses (“ALLL”) of $12.2 million, total deposits of $1.267 billion, and shareholders’ equity of $174 million.

We continued to maintain a strong liquidity position during the reporting period. As of December 31, 2019, we maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $21.3 million. We also held interest-bearing deposits in the amount of $59.3 million.

Available-for-sale investment securities totaled $287.0 million at December 31, 2019, compared with $257.0 million at December 31, 2018. Our available-for-sale investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations. During 2019, we purchased securities with a par value of $96.8 million and the Merchants acquisition added securities with a par value of $107.4 million. During 2019, we sold securities with a par value of $118.0 million resulting in $186 thousand in net realized gains. During 2019, we also received $64.2 million in proceeds from principal payments, calls and maturities within the available-for-sale securities portfolio.

At December 31, 2019, our net unrealized gains on available-for-sale securities were $3.7 million compared with $4.3 million net unrealized losses at December 31, 2018. The changes in the net unrealized losses to net unrealized gains was primarily driven by significant changes in market interest rates.

We recorded gross loan balances of $1.033 billion at December 31, 2019, compared with $946.3 million at December 31, 2018, an increase of $87 million. The increase in gross loans included $80.1 million in loans received from the acquisition of Merchants.

The ALLL at December 31, 2019 decreased $61 thousand to $12.2 million compared to $12.3 million at December 31, 2018. At December 31, 2019, relying on our ALLL methodology, which uses criteria such as risk factors and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, increased by $1.5 million to $5.6 million, or 0.54% of gross loans, as of December 31, 2019, compared to $4.1 million, or 0.44% of gross loans as of December 31, 2018. The increase in nonperforming loans was primarily caused by loans to one commercial real estate borrower that were placed on nonaccrual and had zero calculated impairment at December 31, 2019.

Past due loans as of December 31, 2019 decreased to $4.9 million, compared to $13.9 million as of December 31, 2018. The decrease in past due loans was primarily due to the sale of a $9.9 million nonaccrual commercial real estate loan. We believe that risk grading for past due and nonperforming loans appropriately reflects the risk associated with the past due loans. See Note 5 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $15.9 million at December 31, 2019, an increase of $2.8 million compared to $13.1 million at December 31, 2018. The increase included $2.2 million in premises and equipment acquired from Merchants.

Our OREO balance at December 31, 2019 was $35 thousand compared to $31 thousand at December 31, 2018. For the year ended December 31, 2019, we transferred three foreclosed properties in the amount of $74 thousand to OREO. During 2019, we sold three properties with balances of $70 thousand for a net gain of $62 thousand.

Bank-owned life insurance increased $1.3 million during the year ended December 31, 2019 to $23.7 million compared to $22.4 million at December 31, 2018. The increase included $755 thousand in bank-owned life insurance acquired from Merchants.

Our net deferred tax assets were $4.6 million at December 31, 2019 compared to $7.0 million at December 31, 2018. The decrease was primarily due to unrealized gains in the investment portfolio and core deposit intangibles related to the acquisition of Merchants.

Goodwill and other intangible assets, net increased $14.7 million during the year ended December 31, 2019 to $16.5 million compared to $1.8 million at December 31, 2018. The increase was due to $11.0 million of goodwill and $4.1 million in net core deposit intangibles related to the acquisition of Merchants.

Other assets which include the Bank’s investment in qualified zone academy bonds, Federal Home Loan Bank of San Francisco stock, right-of-use lease asset and low income housing tax credit partnerships totaled $28.6 million at December 31, 2019 compared to $22.5 million at December 31, 2018. The increase included $1.5 million in Federal Home Loan Bank of San Francisco stock acquired from Merchants and a $4.0 million (net of $458 thousand recognized previously as part of the single lease cost) right-of-use lease asset recorded upon the adoption of ASU No. 2016-02.

Total deposits at December 31, 2019, increased $135 million or 12% to $1.267 billion compared to December 31, 2018.

●	Total non-maturing deposits increased $136.1 million compared to December 31, 2018.
o	The Merchants Holding Company acquisition provided an additional $152.2 million in non-maturing deposits.
●	Certificates of deposit decreased $596 thousand compared to December 31, 2018.
o	The Merchants Holding Company acquisition provided an additional $38.0 million in certificates of deposit.
o	During the year of 2019, $21.8 million of wholesale time deposits matured and were not renewed.

Other liabilities which include the Bank’s supplemental executive retirement plan, operating leases and funding obligation for investments in qualified affordable housing partnerships increased $4.3 million to $17.7 million as of December 31, 2019 compared to $13.4 million at December 31, 2018. The increase included the $4.4 million operating lease liability recorded upon the adoption of ASU No. 2016-02.

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

Our available-for-sale investment securities totaled $287.0 million at December 31, 2019, compared to $257.0 million at December 31, 2018. The Merchants acquisition added 231 securities with a par value of $107.4 million to our investment securities portfolio. During the first quarter of 2019, we sold a portion of our investment securities portfolio to provide liquidity for our seasonal decline in deposit balances and our planned reduction of wholesale certificates of deposit.

The following table presents the carrying value of the investment securities portfolio by classification and major type as of December 31, for each of the last three years.

(Amounts in thousands)	2019	2018	2017
Available-for-sale securities:
U.S. government & agencies	$38,733	$40,087	$40,369
Obligations of state and political subdivisions	42,098	50,530	78,844
Residential mortgage-backed securities and collateralized mortgage obligations	180,835	138,503	114,592
Corporate securities	2,966	2,922	4,992
Commercial mortgage-backed securities	19,307	24,762	26,641
Other asset-backed securities	3,011	124	1,505
Total	$286,950	$256,928	$266,943

The following table presents information regarding the amortized cost, and maturity structure of the investment portfolio at December 31, 2019.

			Maturities		Maturities
	Maturities		Over One Through		Over Five Through		Maturities
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$1,250	3.01%	$51	3.01%	$18,143	3.33%	$18,847	2.97%	$38,291	3.14%
Obligations of state and political subdivisions	902	3.31%	11,011	3.55%	14,107	3.02%	14,682	3.25%	40,702	3.25%
Residential mortgage-backed securities and collateralized mortgage obligations	2,385	2.23%	126,361	2.77%	34,995	2.96%	15,373	2.84%	179,114	2.80%
Corporate securities	2,005	3.01%	1,000	2.00%	—	—%	—	—%	3,005	2.67%
Commercial mortgage-backed securities	—	—%	1,019	2.43%	7,406	2.42%	10,701	2.78%	19,126	2.62%
Other asset-backed securities	—	—%	—	—%	—	—%	3,019	2.82%	3,019	2.82%
Total	$6,542	2.77%	$139,442	2.82%	$74,651	3.01%	$62,622	2.96%	$283,257	2.90%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents the composition of the loan portfolio as of December 31 for each of the last five years.

(Amounts in thousands)	As of December 31,
Loan Portfolio	2019	%	2018	%	2017	%	2016	%	2015	%
Commercial	$141,197	14%	$135,543	14%	$142,405	16%	$146,881	18%	$125,394	17%
Commercial real estate:
Real estate – construction and land development	26,830	3%	22,563	2%	15,902	2%	36,792	5%	28,319	4%
Real estate – commercial non-owner occupied	493,920	48%	433,708	46%	377,668	43%	292,615	36%	228,174	32%
Real estate – commercial owner occupied	218,833	21%	204,622	22%	192,023	22%	174,298	22%	178,910	25%
Residential real estate:
Real estate – residential - ITIN	33,039	3%	37,446	4%	41,188	5%	45,566	6%	49,106	7%
Real estate – residential - 1-4 family mortgage	63,661	6%	34,366	4%	30,377	3%	20,425	3%	17,268	2%
Real estate – residential - equity lines	22,099	2%	26,958	3%	30,347	3%	35,953	4%	39,595	6%
Consumer and other	33,324	3%	51,045	5%	49,925	6%	51,681	6%	49,873	7%
Gross loans	1,032,903	100%	946,251	100%	879,835	100%	804,211	100%	716,639	100%
Deferred fees and costs	2,162		1,927		1,710		1,324		870
Loans, net of deferred fees and costs	1,035,065		948,178		881,545		805,535		717,509
Allowance for loan and lease losses	(12,231)		(12,292)		(11,925)		(11,544)		(11,180)
Net loans	$1,022,834		$935,886		$869,620		$793,991		$706,329

The following table sets forth the maturity and distribution of our loan portfolio as of December 31, 2019.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$66,951	$65,288	$9,792	$142,031
Commercial real estate:
Real estate - construction and land development	4,374	11,089	11,273	26,736
Real estate - commercial non-owner occupied	37,145	204,633	251,714	493,492
Real estate - commercial owner occupied	25,638	85,196	109,423	220,257
Residential real estate:
Real estate - residential - ITIN	3,401	13,411	16,227	33,039
Real estate - residential - 1-4 family mortgage	6,301	20,544	36,918	63,763
Real estate - residential - equity lines	718	2,002	19,678	22,398
Consumer and other	1,296	2,348	29,705	33,349
Loans, net of deferred fees and costs	$145,824	$404,511	$484,730	$1,035,065
Loans with:
Fixed rates	49,959	$190,871	199,155	439,985
Variable rates	95,865	213,640	285,575	595,080
Total	145,824	$404,511	$484,730	$1,035,065

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

SFC Loans

Between May of 2014 and December of 2018, we purchased unsecured retail installment home improvement loans that were originated by Service Finance Company, LLC (SFC). The loans were made through a network of over 8,000 approved home improvement dealers throughout the United States and Puerto Rico. Loans within the portfolio have a wide range of terms, interest rates and purchase discounts or premiums. Some of the loans contain promotional periods designed to allow the consumer to use the financing as a cash flow tool. The loans are serviced by SFC and have an average FICO credit score over 750. The servicing agreement with SFC will remain in effect until payment in full of the unpaid principal balance of the loans. In addition, if we become responsible for servicing of these loans, then we may realize additional monitoring and servicing costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Purchased Loans

In addition to loans we have originated or acquired through our acquisition of Merchants, the loan portfolio includes purchased loan pools and purchased participations. Purchased loans are recorded at their fair value at the acquisition date.

The following table presents the recorded investment in purchased loan pools and purchased participations at December 31, 2019 and 2018.

	For The Years Ended December 31,
	2019		2018
(Amounts in thousands) Loan Type	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$—	—%	$66	—%
Commercial real estate	19,506	2%	29,096	3%
Residential real estate	45,494	4%	51,164	5%
Consumer and other	28,579	3%	46,049	5%
Total purchased loans	$93,579	9%	$126,375	13%

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

Loans are classified as nonaccrual when collection of principal or interest is doubtful; generally these are loans that are past due as to maturity or payment of principal or interest by 90 days or more, unless such loans are well-secured and in the process of collection. Additionally, all loans that are impaired are considered for nonaccrual status. Loans placed on nonaccrual will typically remain in nonaccrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear certain.

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

The following table summarizes our nonperforming assets as of December 31 for each of the last five years.

(Amounts in thousands)	As of December 31,
Nonperforming Assets	2019	2018	2017	2016	2015
Commercial	$61	$959	$1,603	$2,749	$1,994
Commercial real estate:
Real estate - commercial non-owner occupied	—	548	—	1,196	5,488
Real estate - commercial owner occupied	3,103	—	600	784	1,071
Total commercial real estate	3,103	548	600	1,980	6,559
Residential real estate:
Real estate - residential - ITIN	2,221	2,388	2,909	3,576	3,649
Real estate - residential - 1-4 family mortgage	191	185	606	1,914	1,775
Real estate - residential - equity lines	—	43	45	917	—
Total residential real estate	2,412	2,616	3,560	6,407	5,424
Consumer and other	40	23	36	250	32
Total nonaccrual loans	5,616	4,146	5,799	11,386	14,009
90 days past due and still accruing	—	—	—	—	88
Total nonperforming loans	5,616	4,146	5,799	11,386	14,097
Other real estate owned	35	31	35	759	1,423
Total nonperforming assets	$5,651	$4,177	$5,834	$12,145	$15,520
Nonperforming loans to gross loans	0.54%	0.44%	0.66%	1.42%	1.97%
Nonperforming assets to total assets	0.38%	0.32%	0.46%	1.06%	1.53%

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

As of December 31, 2019, we had $6.5 million in troubled debt restructurings compared to $9.6 million as of December 31, 2018. As of December 31, 2019, we had 98 restructured loans that qualified as troubled debt restructurings, of which 94 loans were performing according to their restructured terms. Troubled debt restructurings represented 0.63% of gross loans as of December 31, 2019, compared with 1.01% at December 31, 2018.

Impaired loans of $4.8 million and $6.9 million were classified as accruing troubled debt restructurings at December 31, 2019 and December 31, 2018, respectively. For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of December 31, 2019, we had no obligations to lend additional funds on any restructured loans. As of December 31, 2018, we had one restructured commercial line of credit in nonaccrual status that had $313 thousand in available credit.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings for each of the last five years.

(Amounts in thousands)	As of December 31,
Troubled Debt Restructurings	2019	2018	2017	2016	2015
Accruing troubled debt restructurings
Commercial	$595	$1,224	$1,551	$776	$49
Commercial real estate:
Real estate - commercial non-owner occupied	—	795	803	808	824
Residential real estate:
Real estate - residential - ITIN	3,957	4,484	4,614	5,033	5,458
Real estate - residential - equity lines	231	363	380	454	558
Total accruing troubled debt restructurings	4,783	6,866	7,348	7,071	6,889

Nonaccruing troubled debt restructurings
Commercial	47	877	863	1,940	863
Commercial real estate:
Real estate - commercial non-owner occupied	—	—	—	—	4,292
Real estate - commercial owner occupied	—	—	—	—	1,071
Residential real estate:
Real estate - residential - ITIN	1,593	1,793	2,396	2,691	2,538
Real estate - residential - 1-4 family mortgage	—	—	296	335	219
Consumer and other	40	23	26	29	32
Total nonaccruing troubled debt restructurings	1,680	2,693	3,581	4,995	9,015

Total troubled debt restructurings
Commercial	642	2,101	2,414	2,716	912
Commercial real estate:
Real estate - commercial non-owner occupied	—	795	803	808	5,116
Real estate - commercial owner occupied	—	—	—	—	1,071
Residential real estate:
Real estate - residential - ITIN	5,550	6,277	7,010	7,724	7,996
Real estate - residential - 1-4 family mortgage	—	—	296	335	219
Real estate - residential - equity lines	231	363	380	454	558
Consumer and other	40	23	26	29	32
Total troubled debt restructurings	$6,463	$9,559	$10,929	$12,066	$15,904

Total troubled debt restructuring to gross loans outstanding at period end	0.63%	1.01%	1.24%	1.50%	2.22%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at December 31, 2019 decreased $61 thousand to $12.2 million compared to $12.3 million at December 31, 2018. As a result of continued improved asset quality, no provision for loan and lease losses was necessary during the year ended December 31, 2019 and 2018.

The loans acquired from Merchants were recorded at fair value, which included a discount for credit risk adjustments, which is not a part of the ALLL. No ALLL is required for these acquired loans on the date of acquisition. As a result, our ALLL as a percentage of gross loans declined to 1.18% as of December 31, 2019 compared to 1.30% as of December 31, 2018.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table summarizes the ALLL roll forward for each of the five years ended December 31. This table also includes impaired loan information for each of the five years as of December 31.

	For the Years Ended December 31,
(Amounts in thousands)	2019	2018	2017	2016	2015
Beginning balance ALLL	$12,292	$11,925	$11,544	$11,180	$10,820
Provision for loan and lease loss charged to expense	—	—	950	—	—
Loans charged off	(1,500)	(1,248)	(1,502)	(2,784)	(2,376)
Loan and lease loss recoveries	1,439	1,615	933	3,148	2,736
Ending balance ALLL	12,231	12,292	11,925	11,544	11,180

	At December 31,
	2019	2018	2017	2016	2015
Nonaccrual loans:
Commercial	61	959	1,603	2,749	1,994
Real estate - commercial non-owner occupied	—	548	—	1,196	5,488
Real estate - commercial owner occupied	3,103	—	600	784	1,071
Real estate - residential - ITIN	2,221	2,388	2,909	3,576	3,649
Real estate - residential - 1-4 family mortgage	191	185	606	1,914	1,775
Real estate - residential - equity lines	—	43	45	917	—
Consumer and other	40	23	36	250	32
Total nonaccrual loans	5,616	4,146	5,799	11,386	14,009
Accruing troubled-debt restructured loans:
Commercial	595	1,224	1,551	776	49
Real estate - commercial non-owner occupied	—	795	803	808	824
Real estate - residential - ITIN	3,957	4,484	4,614	5,033	5,458
Real estate - residential - equity lines	231	363	380	454	558
Total accruing restructured loans	4,783	6,866	7,348	7,071	6,889

All other accruing impaired loans	—	—	—	337	492
Total impaired loans	10,399	11,012	13,147	18,794	21,390

Gross loans outstanding	$1,032,903	$946,251	$879,835	$804,211	$716,639

Ratio of ALLL to gross loans outstanding	1.18%	1.30%	1.36%	1.44%	1.56%
Nonaccrual loans to gross loans outstanding	0.54%	0.44%	0.66%	1.42%	1.95%

As of December 31, 2019, impaired loans totaled $10.4 million, of which $5.6 million were in nonaccrual status. Of the total impaired loans, $6.2 million or 100 were ITIN loans with an average balance of approximately $62 thousand per loan. The remaining impaired loans consist of four commercial loans, two commercial real estate loans, two residential mortgages, two consumer loans and five home equity loans.

At December 31, 2019, impaired loans had a corresponding specific allowance of $324 thousand. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth the allocation of the ALLL for each of the five years as of December 31.

(Amounts in thousands)	At December 31,
ALLL	2019	%	2018	%	2017	%	2016	%	2015	%
Commercial	$1,822	15%	$2,205	18%	$2,397	20%	$2,748	24%	$2,373	21%
Commercial real estate:
Real estate - construction and land development	131	1%	107	1%	82	1%	177	2%	246	2%
Real estate - commercial non-owner occupied	5,907	47%	5,169	42%	4,698	40%	3,637	32%	3,014	27%
Real estate - commercial owner occupied	2,058	17%	1,840	15%	1,734	15%	1,865	16%	2,643	24%
Residential real estate:
Real estate - residential - ITIN	569	5%	660	5%	602	5%	973	8%	998	9%
Real estate - residential - 1-4 family mortgage	185	2%	162	1%	151	1%	106	1%	111	1%
Real estate - residential - equity lines	278	2%	351	3%	416	3%	637	5%	469	4%
Consumer and other	933	8%	1,356	11%	1,435	12%	955	8%	770	7%
Unallocated	348	3%	442	4%	410	3%	446	4%	556	5%
Total ALLL	$12,231	100%	$12,292	100%	$11,925	100%	$11,544	100%	$11,180	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2019, the unallocated allowance amount represented 3% of the ALLL, compared to 4% at December 31, 2018. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

Reserve for Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at December 31, 2019 and 2018. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. Any provision adjustment is recorded in Other Expenses in the Consolidated Statements of Income.

Deposits

Total deposits as of December 31, 2019 were $1.267 billion compared to $1.132 billion at December 31, 2018, an increase of $135 million or 12%. The following table presents deposit balances by major category as of December 31 for the last two years.

(Amounts in thousands)	At December 31,
Deposits	2019	%	2018	%
Noninterest-bearing demand	$432,680	34%	$347,199	31%
Interest-bearing demand	239,258	19%	252,202	22%
Money market	307,559	24%	265,093	23%
Savings	135,888	11%	114,840	10%
Certificates of deposit, $100,000 or greater	120,282	10%	119,376	11%
Certificates of deposit, less than $100,000	31,504	2%	33,006	3%
Total	$1,267,171	100%	$1,131,716	100%

The following table sets forth the distribution of average deposits and their respective average rates for the periods indicated.

	Years Ended December 31,
	2019		2018		2017
(Amounts in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing demand	$242,516	0.20%	$238,328	0.17%	$209,792	0.13%
Money market	304,340	0.53%	250,685	0.26%	224,913	0.21%
Savings	136,733	0.36%	109,025	0.26%	111,376	0.18%
Certificates of deposit	160,550	1.23%	168,183	1.14%	205,648	1.06%
Interest-bearing deposits	844,139	0.54%	766,221	0.43%	751,729	0.42%
Noninterest-bearing demand	400,588		332,197		289,735
Total deposits	$1,244,727	0.37%	$1,098,418	0.30%	$1,041,464	0.30%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Deposit Maturity Schedule

The following table sets forth the maturities of certificates of deposit in the amounts of $100,000 or more as of December 31, 2019.

(Amounts in thousands)
Maturing in:	2019
Three months or less	$20,991
Three through six months	22,871
Six through twelve months	28,714
Over twelve months	47,706
Total	$120,282

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

Borrowings

The following table sets forth the distribution of our year-to-date average balances for borrowings and their respective average rates for the periods indicated.

	Years Ended December 31,
	2019		2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal Home Loan Bank of San Francisco borrowings	$9,644	2.56%	$22,466	1.94%	$302	0.99%
Other borrowings, net	10,895	7.40%	15,143	7.11%	17,981	6.48%
Junior subordinated debentures	10,310	4.13%	10,310	3.73%	10,310	2.78%
Total borrowings	$30,849	4.80%	$47,919	3.96%	$28,593	5.09%

Term Debt

At December 31, 2019, we had term debt outstanding with a carrying value of $10.0 million compared to $13.4 million at December 31, 2018. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of December 31, 2019 and 2018, the Bank had no Federal Home Loan Bank of San Francisco advances outstanding. The average balances outstanding on Federal Home Loan Bank of San Francisco term advances during 2019 and 2018 were $9.6 million and $22.5 million, respectively. See Note 10 Term Debt in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings.

Senior Debt

In December of 2015, we entered into a senior debt loan agreement to borrow $10.0 million. During the second quarter of 2019, we completed the early repayment and termination of this variable-rate debt agreement.

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The subordinated debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points, resetting quarterly. At December 31, 2019 the subordinated debt had a balance of $10.0 million net of unamortized debt issuance costs. The notes are due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July of 2005, we participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at a rate equal to three month LIBOR plus 158 basis point 3.47% at December 31, 2019. The Trust-Preferred Securities mature on September 15, 2035, and the covenants allow for redemption of the securities at our option during any quarter prior to maturity.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

SOURCES OF INCOME

We derive our income primarily from net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income is impacted by many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. In recent years, we originated higher volumes of longer term fixed rate loans. These loans, combined with the structure of our investment portfolio and funding mix caused the Company to become slightly to moderately liability sensitive to rising interest rates. However, our floating rate assets reprice faster than our liabilities in a decreasing rate environment and cause the Company to be slightly asset sensitive to falling rates.

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

The following table summarizes as of December 31, 2019 when loans are projected to reprice by year and by rate index.

						Years 6
						Through	Beyond
(Amounts in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 10	Year 10	Total
Rate Index:
Fixed	$49,959	$52,191	$33,501	$72,871	$32,308	$166,641	$32,514	$439,985
Variable:
Prime	92,508	5,534	9,682	4,616	6,759	4,752	—	123,851
5 Year Treasury	24,733	66,548	83,684	66,329	77,812	54,490	—	373,596
7 Year Treasury	858	7,024	9,292	480	5,597	13,828	—	37,079
1 Year LIBOR	20,988	—	—	—	—	—	—	20,988
Other Indexes	4,146	2,946	2,062	1,733	5,716	16,730	617	33,950
Nonaccrual	625	551	529	513	492	1,988	918	5,616
Total	$193,817	$134,794	$138,750	$146,542	$128,684	$258,429	$34,049	$1,035,065

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

LIQUIDITY AND CASH FLOW

Merchants Bank of Commerce

On January 31, 2019 we completed the acquisition of Merchants Holding Company located in Sacramento, California. The transaction was attractive to us because it expanded our presence in the Sacramento market, provided a new source of low cost core deposits and a quality loan portfolio. The acquisition provided approximately $104.5 million of additional liquidity ($119.8 cash and investment securities less $15.3 million paid to Merchants shareholders). Management elected to sell securities with a par value of $118.0 million during 2019 to provide liquidity for our decline in deposit balances and our planned reduction of wholesale certificates of deposit. The sales also included the elimination of certain securities acquired from Merchants Holding Company that did not fit our investment strategy.

The principal objective of our liquidity management program is to maintain our ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds on deposit or to draw upon their credit facilities.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of total deposits at December 31, 2019 and December 31, 2018.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

In addition to liquidity provided by core deposits, loan repayments and cash flows from securities, the Bank can borrow on established conditional federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank, or issue subscription / brokered certificates of deposit.

At December 31, 2019, the Bank had the following credit arrangements:

●

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $460.5 million; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	We have an available line of credit with the Federal Reserve Bank of $22.3 million subject to collateral requirements, namely the amount of pledged loans.
●

We have entered into nonbinding federal funds line of credit agreements with three financial institutions. The available credit on these lines totaled $35.0 million at December 31, 2019 and had interest rates ranging from 1.80% to 2.58%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. At December 31, 2019, the Holding Company had cash balances of $6.8 million. Our principal source of cash is dividends received from the Bank. During 2019, the Bank paid a dividend of $12.5 million to the Holding Company. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company in the future.

Consolidated Statement of Cash Flows

Net cash of $16.6 million was provided by operating activities for the year ended December 31, 2019. As disclosed in the Consolidated Statements of Cash Flows The primary difference between net income and cash provided by operating activities, was non-cash items including:

●	$2.1 million in depreciation, accretion and amortization

Net cash of $79.1 million provided by investing activities during the year ended December 31, 2019 consisted principally of:

●	$117.3 million in proceeds from sale of investment securities.
●	$64.2 million in proceeds from maturities and payments of investment securities.

These sources of cash were partially offset by:

●	$97.7 million in purchases of investment securities.
●	$2.9 million of net cash paid for the acquisition of Merchants.

Net cash of $62.5 million used by financing activities during the year ended December 31, 2019 principally consisted of:

●	$16.2 million decrease in deposits excluding $152.2 million in deposits provided by the acquisition of Merchants.
●	$38.6 million decrease in certificates excluding $38.0 million in certificates provided by the acquisition of Merchants.
●	$3.5 million decrease in net term debt.
●	$3.2 million dividends paid on common stock

CAPITAL RESOURCES

Equity capital is available to support organic and strategic growth, pay dividends and repurchase shares. The objective of effective capital management is to produce competitive long-term returns for our shareholders. Our sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt or trust notes.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

As of December 31, 2019, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of December 31, 2019, are presented in the following table.

	December 31, 2019
					Applicable	Minimum
			Well	Minimum	2019 Capital	Capital Requirement
		Actual	Capitalized	Capital	Conservation	Plus Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement	Buffer	Conservation Buffer
Holding Company:
Common equity tier 1 capital ratio	$156,587	13.19%	n/a	4.50%	2.50%	7.00%
Tier 1 capital ratio	$166,587	14.04%	n/a	6.00%	2.50%	8.50%
Total capital ratio	$189,513	15.97%	n/a	8.00%	2.50%	10.50%
Tier 1 leverage ratio	$166,587	11.30%	n/a	4.00%	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$170,568	14.39%	6.50%	4.50%	2.50%	7.00%
Tier 1 capital ratio	$170,568	14.39%	8.00%	6.00%	2.50%	8.50%
Total capital ratio	$183,494	15.48%	10.00%	8.00%	2.50%	10.50%
Tier 1 leverage ratio	$170,568	11.58%	5.00%	4.00%	n/a	4.00%

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1a - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019 for further detail on potential risks relating to the Subordinated Notes.

Capital ratios for the Holding Company include the benefit derived from issuing 1,834,142 shares of common stock valued at $19.6 million during the first quarter of 2019 as part of our acquisition of Merchants.

On September 18, 2019, we announced that our Board of Directors had authorized a stock purchase program. The stock purchase program authorizes the Company to purchase up to one million shares of its common stock over a period ending March 31, 2020 and is effective immediately. Purchases may be made in the open market, including in block trades, or through privately negotiated transactions, from time to time when management determines that market conditions and other factors warrant such purchases. There is no guarantee as to the exact number of shares to be purchased, and the stock purchase program may be modified, suspended, or terminated without prior notice. On February 21, 2020 we announced that our Board of Directors increased the number of shares that may be repurchased from 1,000,000 to 1,500,000 shares of common stock, and extended the program by one year to March 31, 2021. During the fourth quarter of 2019, we repurchased 90,501 shares under the plan.

Goodwill and other intangible assets, net totaled $16.5 million at December 31. 2019 and primarily consisted of goodwill and core deposit intangibles recorded as part of previous acquisitions. See Note 7, Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements in this document for additional detail goodwill and other intangible assets. When calculating capital ratios, goodwill and other intangible assets, net are deducted from Tier 1 capital. Under the Basel III risk based capital rules, the deduction for core deposit intangibles was initially subject to a phase in period which has now expired.

Goodwill and other intangible assets, net are deducted from tangible equity as part of the calculation of tangible book value per share.

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

	2019	2018	2017
Dividends declared per common share for the quarter ended March 31,	$0.04	$0.03	$0.03
Dividends declared per common share for the quarter ended June 30,	0.05	0.04	0.03
Dividends declared per common share for the quarter ended September 30,	0.05	0.04	0.03
Dividends declared per common share for the quarter ended December 31,	0.05	0.04	0.03
Total	$0.19	$0.15	$0.12

Dividend payout ratio	23%	15%	25%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

TANGIBLE BOOK VALUE PER SHARE

We have recorded goodwill and other intangible assets, net of $16.5 million which are subtracted from equity as part of the calculation of tangible book value per share. Management believes that tangible book value per share is meaningful because it is a measure that the Company and investors commonly use to assess the value of the Company. Tangible book value per common share was $8.71 at December 31, 2019 compared to $8.36 at December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

Information regarding Off-Balance Sheet Arrangements is included in Note 14, Commitments and Contingencies in the Notes to Consolidated Financial Statements in this document.

CONCENTRATION OF CREDIT RISK

Information regarding Concentration of Credit Risk is included in Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements incorporated in this document.

LENDING TRANSACTIONS WITH RELATED PARTIES

The business we conduct with directors, officers, significant shareholders and other related parties (collectively, “Related Parties”) is restricted and governed by various laws and regulations, including 12 CFR Part 215 (Regulation O). Furthermore, it is our policy to conduct business with Related Parties on an arm’s length basis at current market prices with terms and conditions no more favorable than we provide in the normal course of business. See Note 23, Related Party Transactions in the Notes to Consolidated Financial Statements in this document for additional detail on lending transactions with related parties.

IMPACT OF INFLATION

Inflation affects our financial position as well as operating results. It is our opinion that the effect of inflation on our financial statements for the two years ended December 31, 2019 has not been material.

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

Management Committees

To ensure that our risk management goals and objectives are accomplished, oversight of our risk taking and risk management activities are conducted through a number of management committees comprised of members of management including the following:

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

The Holding Company’s principal source of cash is dividends received from the Bank, which it has consistently received for many years. See Item 1A Risk Factors and Note 17 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the restrictions on the Bank’s ability to pay dividends.

To accommodate future growth and business needs, we develop an annual capital expenditure budget during strategic planning sessions. Based on our budgets and forecasts, we believe that our earnings, acquisition of core deposits and wholesale borrowing arrangements will be sufficient to support liquidity needs in 2020.

Term Debt

Federal Home Loan Bank of San Francisco borrowings

We periodically utilize Federal Home Loan Bank of San Francisco advances as a source of wholesale funding to provide temporary liquidity. As of December 31, 2019 and 2018, the Bank had no Federal Home Loan Bank of San Francisco advances outstanding. See Note 10 Term Debt in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings and our remaining line of credit.

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million. During the second quarter of 2019, we completed the early repayment and termination of this debt agreement. The original loan terms required monthly principal installments of $83 thousand, plus accrued and unpaid interest, commencing on January 1, 2016 and continuing to and including December 10, 2020. A final scheduled payment of $5.0 million is due on the maturity date of December 10, 2020. The loan could be prepaid in whole or in part at any time without any prepayment premium or penalty. The principal amount of the loan bore interest at a variable rate, resetting monthly that was equal to the sum of the then current three month LIBOR plus 400 basis points. The Holding Company incurred senior debt issuance costs of $15 thousand which are being amortized over the life of the loan as additional interest expense.

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

Term debt at December 31, 2019, 2018 and 2017 consisted of the following:

(Amounts in thousands)	2019	2018	2017
Senior debt	$—	$3,496	$7,096
Less unamortized debt issuance cost	—	(2)	(6)
Subordinated debt	10,000	10,000	10,000
Less unamortized debt issuance cost	(43)	(89)	(132)
Total term debt at December 31,	$9,957	$13,405	$16,958

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents the weighted average contractual interest rates on outstanding borrowings during the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Federal Home Loan Bank of San Francisco borrowings	2.57%	1.94%	0.88%
Senior debt	6.73%	6.18%	5.21%
Subordinated debt	6.88%	6.88%	6.88%

The following table presents the maximum outstanding balance at any month end, average balance during the year and effective weighted average interest rate during the year on outstanding term debt for the years ended December 31, 2019, 2018 and 2017.

(Amounts in thousands)	2019	2018	2017
Federal Home Loan Bank of San Francisco borrowings:
Maximum outstanding at any month end	$40,000	$70,000	$10,000
Average balance during the year	$9,644	$22,466	$302
Effective weighted average interest rate during year	2.56%	1.94%	0.99%
Senior debt net of unamortized debt issuance costs:
Maximum outstanding at any month end	$3,195	$6,890	$8,822
Average balance during the year	$960	$5,239	$8,132
Effective weighted average interest rate during year	7.22%	6.51%	5.34%
Subordinated debt net of unamortized debt issuance costs:
Maximum outstanding at any month end	$9,957	$9,911	$9,868
Average balance during the year	$9,934	$9,890	$9,849
Effective weighted average interest rate during year	7.38%	7.38%	7.38%

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

Concentrations of credit risk

We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 83% and 81% of our gross loan portfolio at December 31, 2019 and December 31, 2018.

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

Federal Home Loan Bank of San Francisco Affordable Housing Grant and Access to Housing and Economic Assistance for Development Grant Sponsorships

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

The goal for managing our assets and liabilities is to optimize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The absolute level and volatility of interest rates can have a significant impact on our profitability. Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. We do not operate a trading account, and do not hold a position with exposure to foreign currency exchange.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

We believe that all of the tax positions we have taken, meet the more likely than not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. See Note 19 Income Taxes in the Notes to Consolidated Financial Statements in this document for further detail on our income taxes.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, we use our best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these consolidated financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 18 Fair Values in the Notes to Consolidated Financial Statements incorporated in this document.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

On March 3, 2020, the Federal Reserve lowered the target range to between 100 and 125 basis points in response to risks posed by the coronavirus disease 2019. We are focused primarily on the effects of small changes in interest rates, either up or down. The most recent model results as of December 31, 2019, indicate the estimated annualized decrease in net interest income attributable to a 100 or 200 basis point increase in the federal funds rate was $441 thousand and $2.2 million, respectively. The model also shows an annualized decrease in net interest income attributable to a 300 or 400 basis point increase in the fed funds rate of $4.7 million and $6.5 million, respectively. In a declining rate environment, the most recent model results as of December 31, 2019, indicate the estimated annualized reduction in net interest income attributable to a 100 or 200 basis point decline in the federal funds rate was $66 thousand and $530 thousand, respectively. Given that the model assumes a static balance sheet, relies on historic betas and assumes immediate parallel rate changes, no assurance can be given that future performance will mirror the model.

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

The following table sets forth as of December 31, 2019 the distribution of re-pricing opportunities for our earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) re-pricing interest-earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each re-pricing interval, and the cumulative GAP to total assets.

	Gap Analysis
	Within 3	3 Months To	One Year To	Over Five
(Amounts in thousands)	Months	One Year	Five Years	Years	Total
Interest-earning assets
AFS securities	$51,424	$41,679	$116,161	$77,686	$286,950
Other investments	49,266	—	—	—	49,266
Loans, net of deferred fees and costs	83,955	109,862	548,770	292,478	1,035,065
Total earning assets	184,645	151,541	664,931	370,164	$1,371,281

Interest-bearing liabilities
Demand - interest-bearing	239,258	—	—	—	$239,258
Money market	307,559	—	—	—	307,559
Savings	135,888	—	—	—	135,888
Certificates of deposit	27,926	63,975	59,847	38	151,786
Term debt and junior subordinated debentures, net	10,298	9,969	—	—	20,267
Total interest-bearing deposits and borrowings	$720,929	$73,944	$59,847	$38	$854,758

Re-pricing GAP	$(536,284)	$77,597	$605,084	$370,126	$516,523
Cumulative re-pricing GAP	$(536,284)	$(458,687)	$146,397	$516,523

Gap ratio	0.26	2.05	11.11	9,741.16	1.60
Cumulative gap ratio	0.26	0.42	1.17	1.60

Gap as % of earning assets	(39)%	6%	44%	27%	38%
Cumulative GAP as % of earning assets	(39)%	(33)%	11%	38%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 8 - Financial Statements and Supplementary Data

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bank of Commerce Holdings

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control– Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

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
March 6, 2020

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment and those criteria, we believe that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2019 and issued their Report of Independent Registered Public Accounting Firm, which appears on the previous page. The audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

/s/ Randall S. Eslick
Randall S. Eslick, President and Chief Executive Officer

/s/ James A. Sundquist
James A. Sundquist, EVP and Chief Financial Officer

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2019 and 2018

(Amounts in thousands, except share information)	2019	2018
Assets:
Cash and due from banks	$21,338	$23,692
Interest-bearing deposits in other banks	59,266	23,673
Total cash and cash equivalents	80,604	47,365

Securities available-for-sale, at fair value	286,950	256,928

Loans, net of deferred fees and costs	1,035,065	948,178
Allowance for loan and lease losses	(12,231)	(12,292)
Net loans	1,022,834	935,886

Premises and equipment, net	15,906	13,119
Other real estate owned	35	31
Life insurance	23,701	22,410
Deferred tax asset, net	4,553	7,039
Goodwill	11,671	665
Other intangible assets, net	4,809	1,176
Other assets	28,553	22,485
Total assets	$1,479,616	$1,307,104

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$432,680	$347,199
Demand - interest-bearing	239,258	252,202
Money market	307,559	265,093
Savings	135,888	114,840
Certificates of deposit	151,786	152,382
Total deposits	1,267,171	1,131,716

Term debt:
Other borrowings	10,000	13,496
Less unamortized debt issuance costs	(43)	(91)
Net term debt	9,957	13,405

Junior subordinated debentures	10,310	10,310
Other liabilities	17,700	13,352
Total liabilities	1,305,138	1,168,783

Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; issued and outstanding - 18,137,167 as of December 31, 2019 and 16,333,502 as of December 31, 2018	71,311	52,284
Retained earnings	100,566	89,045
Accumulated other comprehensive income (loss), net of tax	2,601	(3,008)
Total shareholders’ equity	174,478	138,321
Total liabilities and shareholders’ equity	$1,479,616	$1,307,104

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2019 and 2018

(Amounts in thousands, except per share information)	2019	2018
Interest income:
Interest and fees on loans	$50,534	$44,955
Interest on taxable securities	6,673	5,165
Interest on tax-exempt securities	1,244	1,629
Interest on interest-bearing deposits in other banks	1,112	952
Total interest income	59,563	52,701
Interest expense:
Interest on demand - interest-bearing	480	414
Interest on money market	1,599	646
Interest on savings	493	288
Interest on certificates of deposit	1,977	1,910
Interest on Federal Home Loan Bank of San Francisco borrowings	247	435
Interest on other borrowings	806	1,077
Interest on junior subordinated debentures	426	385
Total interest expense	6,028	5,155
Net interest income	53,535	47,546
Provision for loan and lease losses	—	—
Net interest income after provision for loan and lease losses	53,535	47,546
Noninterest income:
Service charges on deposit accounts	730	682
ATM and point of sale fees	1,158	1,131
Payroll and benefit processing fees	669	652
Life insurance	536	512
Gain on sale of investment securities, net	186	44
Federal Home Loan Bank of San Francisco dividends	507	480
Gain on sale of OREO	62	73
Other income	336	445
Total noninterest income	4,184	4,019
Noninterest expense:
Salaries and related benefits	20,804	18,709
Premises and equipment	3,752	3,983
Federal Deposit Insurance Corporation insurance premium	91	376
Data processing	2,535	1,997
Professional services	1,539	1,431
Telecommunications	737	594
Acquisition and merger	2,193	844
Other expenses	5,604	4,272
Total noninterest expense	37,255	32,206
Income before provision for income taxes	20,464	19,359
Provision for income taxes	5,503	3,629
Net income	$14,961	$15,730

Earnings per share - basic	$0.83	$0.97
Weighted average shares - basic	17,956	16,248
Earnings per share - diluted	$0.83	$0.96
Weighted average shares - diluted	18,024	16,332

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2019 and 2018

(Amounts in thousands)	2019	2018
Net income	$14,961	$15,730

Available-for-sale securities:
Changes in unrealized gain (loss) arising during the period	8,149	(3,774)
Income taxes	(2,409)	1,115
Change in unrealized gain (loss), net of tax	5,740	(2,659)

Reclassification adjustment for realized gains included in net income	(186)	(44)
Income taxes	55	13
Realized gains, net of tax	(131)	(31)
Net change in unrealized gain (loss) on available-for-sale securities	5,609	(2,690)

Other comprehensive income (loss)	5,609	(2,690)
Comprehensive income – Bank of Commerce Holdings	$20,570	$13,040

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2018 and 20192019

				Accumulated Other
		Common		Comprehensive
	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at December 31, 2017	16,272	$51,830	$75,700	$(266)	$127,264

2018
Net income	—	—	15,730	—	15,730
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	52	(52)	—
Other comprehensive loss, net of tax	—	—	—	(2,690)	(2,690)
Comprehensive income	—	—	—	—	13,040
Dividends declared on common stock ($0.15 per share)	—	—	(2,437)	—	(2,437)
Stock compensation grants	5	45	—	—	45
Restricted stock granted, net	20	—	—	—	—
Stock options exercised	37	216	—	—	216
Compensation expense associated with stock options	—	8	—	—	8
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	185	—	—	185
Balance at December 31, 2018	16,334	$52,284	$89,045	$(3,008)	138,321

2019
Net income	—	—	14,961	—	14,961
Other comprehensive income, net of tax	—	—	—	5,609	5,609
Comprehensive income	—	—	—	—	20,570
Dividends declared on common stock ($0.19 per share)	—	—	(3,440)	—	(3,440)
Stock issued for Merchants acquisition	1,834	19,607	—	—	19,607
Repurchase of common stock	(91)	(1,010)	—	—	(1,010)
Stock compensation grants	6	58	—	—	58
Restricted stock granted, net	43	—	—	—	—
Stock options exercised	11	52	—	—	52
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	320	—	—	320
Balance at December 31, 2019	18,137	$71,311	$100,566	$2,601	$174,478

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2019 and 2018

(Amounts in thousands)	2019	2018
Cash flows from operating activities:
Net income	$14,961	$15,730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	1,367	1,738
Amortization of core deposit intangibles	720	221
Amortization of debt issuance costs	48	48
Compensation expense associated with stock options	—	8
Compensation expense associated with restricted stock	414	288
Tax benefits from vesting of restricted stock	(9)	(46)
Net gain on sale or call of securities	(186)	(44)
Amortization of premiums and accretion of discounts on investment securities, net	1,477	1,845
Amortization of premiums and accretion of discounts on acquired loans, net	(1,598)	(355)
Gain on sale of OREO	(62)	(73)
Increase in cash surrender value of life insurance	(536)	(512)
Deferred compensation and salary continuation plan payments	(1,507)	(905)
Increase in deferred compensation and salary continuation plans	1,853	972
Increase in deferred loan fees and costs	(235)	(217)
Decrease in deferred income taxes	154	595
Decrease in other assets	1,079	345
(Decrease) increase in other liabilities	(1,292)	1,094
Net cash provided by operating activities	16,648	20,732

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	64,183	31,538
Proceeds from sale of available-for-sale securities	117,299	30,235
Purchases of available-for-sale securities	(97,741)	(57,616)
Investment in qualified affordable housing partnerships	(6)	(38)
Net purchase of Federal Home Loan Bank of San Francisco stock	(34)	(1,355)
Loan originations, net of principal repayments	(32,707)	(57,690)
Net repayment on (purchase of) purchased loans	32,796	(8,499)
Purchase of premises and equipment	(1,958)	(351)
Proceeds from the sale of OREO	132	217
Acquisition of Merchants Holding Company, net of cash paid	(2,875)	—
Net cash provided (used) by investing activities	79,089	(63,559)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, money market and savings	$(16,162)	$65,857
Net decrease in certificates of deposit	(38,599)	(36,873)
Advances on term debt	180,160	230,160
Repayment of term debt	(183,656)	(233,761)
Proceeds from stock options exercised	52	216
Repurchase of common stock	(1,010)	—
Cash paid for common stock surrendered for tax-withholding purposes	(94)	(103)
Cash dividends paid on common stock	(3,189)	(2,274)
Net cash (used in) provided by financing activities	(62,498)	23,222
Net increase (decrease) cash and cash equivalents	33,239	(19,605)
Cash and cash equivalents at the beginning of year	47,365	66,970
Cash and cash equivalents at the end of year	$80,604	$47,365

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)
Supplemental disclosures of cash flow activity:	2019	2018
Cash paid during the period for:
Income taxes	$6,007	$2,727
Interest	$6,029	$5,171
Operating leases	$897	$809
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$74	$140

Unrealized gain (loss) on investment securities available-for-sale, net of gains included in net income	$7,963	$(3,818)
Changes in net deferred tax asset related to changes in unrealized (gain) loss on investment securities available-for-sale	(2,354)	1,128
Changes in accumulated other comprehensive income (loss) due to changes in unrealized (loss) gain on investment securities available-for-sale	$5,609	$(2,690)

Reclassification of accumulated other comprehensive income due to tax rate change	$—	$52
Supplemental disclosures of non cash financing activities:
Stock issued under employee plans	$58	$45
Cash dividend declared on common stock and payable after period-end	$902	$651
Right-of-use lease asset recorded on new leases	$267	$—
Right-of-use lease asset recorded on adoption of ASU No. 2016-03	$3,905	$—
Lease liability recorded on adoption of ASU No. 2016-02	$4,363	$—
Transactions Related to Acquisition:
Assets acquired - fair value	$215,055	$—
Goodwill	$11,006	$—
Liabilities assumed - fair value	$191,154	$—

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

We operate ten full service offices and one limited service office and consider northern California to be our major market. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. The services offered by the Bank include those traditionally offered by banks of similar size and character in California. Our principal deposit products include the following types of accounts; checking, interest-bearing checking, savings, money market deposits and certificates of deposit. We also offer sweep arrangements, commercial loans, construction loans, consumer loans, safe deposit boxes, collection services and electronic banking services. The primary focus of the Bank is to provide banking services to the communities in our major market area, including Small Business Administration loans and payroll processing. The Bank does not offer trust services or international banking services. Our customers are mostly small to medium sized businesses and retail customers.

On January 31, 2019, we completed the acquisition of Merchants Holding Company (“Merchants”), to extend our presence in the Sacramento marketplace. Merchants, headquartered in Sacramento, California, was the parent company of The Merchants National Bank of Sacramento (“Merchants Bank”), a 97-year-old bank with approximately $211.7 million in assets as of January 31, 2019. Merchants Bank operated one full service branch and one limited service branch in the Sacramento metropolitan area. See Note 21 Acquisition in these Notes to Consolidated Financial Statements for additional information on the acquisition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Application of new accounting guidance

ASU No. 2016-02

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

We determine if an arrangement is a lease at inception. Operating leases are included in Other Assets and Other Liabilities in our Consolidated Balance Sheets. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an incremental borrowing rate, we use the borrowing rates for terms similar to the lease terms available under our existing line of credit with the Federal Home Loan Bank of San Francisco as our incremental borrowing rate in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease which we recognize when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Recent Accounting Pronouncement

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Methods and timing of adoption – The FASB has voted to delay until January 2023 the implementation of the ASU No. 2016-13 for smaller reporting companies as defined by the SEC. The FASB affirmed that the one-time determination of whether an entity is eligible to be an smaller reporting company will be based on an entity’s most recent assessment in accordance with SEC regulations as of the date that a final update on effective dates is issued (for example, November 20, 2019). We qualify as a smaller reporting company and in light of this very recent delay, management has not yet determined when to implement the new ASU or the expected financial impact.

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2019 and 2018, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. We have not consolidated the accounts of the Trust in our Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). We are not considered the primary beneficiary of the Trust (variable interest entity). As a result, the junior subordinated debentures issued by the Holding Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

Subsequent Events

We have evaluated events and transactions subsequent to December 31, 2019 for potential recognition or disclosure.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Loans

Loans are stated at the principal amounts outstanding, net of deferred loan fees, deferred loan costs, and the ALLL. Interest on loans is accrued daily based on the principal outstanding. Loan origination and commitment fees and certain origination costs are deferred and the net amount is amortized or accreted over the contractual life of the loans as an adjustment of their yield.

A loan is impaired when, based on current information and events, management believes it is probable that we will not be able to collect all amounts due according to the loan contract. Impairment is measured based upon the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis, and only when the principal is not considered impaired. The CCO reviews and approves loans recommended for impaired status or their removal from impaired status.

Our practice is to place an asset in nonaccrual status when one of the following events occurs: (1) any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (2) management determines the ultimate collection of the original principal or interest to be unlikely or, (3) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible. One exception to the 90 days past due policy for nonaccruals is our purchased pool of home equity loans and purchased consumer loans. For these specific loan pools, we will charge-off any loans that are more than 90 days past due. We believe that at the time these loans become 90 days past due, it is likely that we will not collect the remaining principal balance on the loan. In accordance with this policy, we do not expect to classify any of the loans from these pools as nonaccrual.

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

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the CCO who reviews and approves designated loans as impaired. A loan is considered impaired when, based on current information and events, we determine that it is probable that we will not be able to collect all amounts due according to loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan when using the cash flow method, we recognize this impairment reserve as a specific component to be provided for in the ALLL. If the value of the impaired loan is less than the recorded investment in the loan when using the collateral dependent method, we charge-off the impaired balance. The combination of the risk rating-based allowance component and the impairment reserve allowance component leads to an allocated ALLL.

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

We believe that the ALLL was adequate as of December 31, 2019. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 83% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL.

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

These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the reserve for unfunded commitments. Provisions for unfunded commitment losses, and recoveries on loan and lease commitments previously charged off, are added to the reserve for unfunded commitments, which is included in the Other Liabilities line item of the Consolidated Balance Sheets. See Note 14, Commitments and Contingencies in these Notes to Consolidated Financial Statements for additional disclosures on the reserve for unfunded commitments.

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

Goodwill and Other Intangibles

Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. Amortization of intangible assets is included in non-interest expense in the Consolidated Statements of Income. We perform an impairment analysis on an annual basis for goodwill and other intangible assets. Additionally, we perform an impairment analysis on an interim basis when events or circumstances indicate impairment potentially exists.

Other Real Estate Owned (‘OREO”)

OREO Represents real estate of which we have taken control in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at fair value less costs to sell, plus costs for improvements that prepare the property for sale, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations and the property is carried at the lower of the cost or fair value less expected selling costs. Subsequent valuation adjustments are recognized under the line item other expenses in the Consolidated Statements of Income. Revenue and expenses incurred from OREO property are recorded in noninterest income or noninterest expense, in the Consolidated Statements of Income, respectively.

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

We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions that meet the more likely than not threshold, we may recognize only the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the taxing authority. We believe that all of our tax positions taken meet the more likely than not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. Interest and penalties related to unrecognized tax benefits are recorded in other noninterest expense. See Note 19, Income Taxes in these Notes to Consolidated Financial Statements for more information on income taxes.

Revenue Recognition

Our primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606 (Revenue from Contracts with Customers). We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. For revenue sources that are within the scope of Topic 606, we fully satisfy our performance obligations and recognize revenue in the period it is earned as services are rendered. Transaction prices are typically fixed; charged on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with our customers.

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

●

Fees on Payroll and benefit processing – We earn fees by processing payroll and benefit payments for our business customers. The performance obligation is satisfied and the fees are recognized as each transaction is processed.

Share Based Payments

We have one active stock-based compensation plan that provides for equity awards including stock, stock options, restricted stock units and restricted stock to eligible employees and directors. The Bank of Commerce Holdings 2019 Equity Incentive Plan, was approved by the Holding Company’s shareholders on May 21, 2019 and replaced the Amended and Restated 2010 Equity Incentive Plan.

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

The fair value of stock grants and restricted stock grants are estimated as of the grant date using the fair value of the Company’s stock at the date of the grant.

Advertising Costs

For the years ended December 31, 2019 and 2018, advertising costs were $160 thousand and $47 thousand, respectively. Advertising costs are expensed as incurred.

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

We present both basic and diluted earnings per share on the face of the Consolidated Statements of Income. In addition, a detailed presentation of the earnings per share calculation is provided in Note 22, Earnings Per Common Share in these Notes to Consolidated Financial Statements.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Operating Segments

Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about their products and services, their activities in different geographic areas, and their reliance on major customers. The basis for determining operating segments is the manner in which management operates the business. As of December 31, 2019, we operated under one primary business segment: Community Banking.

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

NOTE 3. RESTRICTIONS ON CASH AND DUE FROM BANKS

We have a Fed Funds line of credit with one correspondent bank which requires us to hold compensating cash balances of $450 thousand. We maintained the required compensating balance of $450 thousand throughout 2019 and 2018.

The Bank is required by federal regulations to set aside specified amounts of cash as reserves against transaction and time deposits. The cash reserve required as of December 31, 2019 and December 31, 2018 was $1.8 million and $1.4 million, respectively which was satisfied by vault cash balances.

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of December 31, 2019, and December 31, 2018.

	As of December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$38,291	$469	$(27)	$38,733
Obligations of state and political subdivisions	40,702	1,422	(26)	42,098
Residential mortgage-backed securities and collateralized mortgage obligations	179,114	2,163	(442)	180,835
Corporate securities	3,005	6	(45)	2,966
Commercial mortgage-backed securities	19,126	221	(40)	19,307
Other asset-backed securities	3,019	—	(8)	3,011
Total	$283,257	$4,281	$(588)	$286,950

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$40,215	$202	$(330)	$40,087
Obligations of state and political subdivisions	50,037	1,082	(589)	50,530
Residential mortgage-backed securities and collateralized mortgage obligations	142,355	129	(3,981)	138,503
Corporate securities	3,022	—	(100)	2,922
Commercial mortgage-backed securities	25,446	17	(701)	24,762
Other asset-backed securities	123	1	—	124
Total	$261,198	$1,431	$(5,701)	$256,928

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the expected maturities of investment securities at December 31, 2019.

	Available-For-Sale
(Amounts in thousands)	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$6,542	$6,567
One year through five years	139,442	141,580
Five years through ten years	74,651	75,295
After ten years	62,622	63,508
Total	$283,257	$286,950

The amortized cost and fair value of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because repayment of the underlying loans may be accelerated without prepayment penalties.

At December 31, 2019 and 2018, securities with a fair value of $81.4 million and $68.8 million, respectively, were pledged as collateral to secure public fund deposits, Federal Home Loan Bank of San Francisco borrowings and for other purposes as required by law.

The following table presents the cash proceeds from sales of investment securities and the associated gross realized gains and gross realized losses that have been included in earnings for the years ended December 31, 2019 and 2018.

	For Years Ended December 31,
(Amounts in thousands)	2019	2018
Proceeds from sales of investment securities	$117,299	$30,235

Gross realized gains on sales of investments securities:
U.S. government & agencies	$49	$—
Obligations of state and political subdivisions	482	262
Residential mortgage-backed securities and collateralized mortgage obligations	108	—
Corporate securities	—	1
Commercial mortgage-backed securities	34	—
Total gross realized gains on sales of investment securities	673	263

Gross realized losses on sales of investment securities
U.S. government & agencies	(16)	(43)
Obligations of state and political subdivisions	(95)	(71)
Residential mortgage-backed securities and collateralized mortgage obligations	(321)	(40)
Commercial mortgage-backed securities	(54)	(19)
Other asset-backed securities	(1)	(46)
Total gross realized losses on sales of investment securities	(487)	(219)
Gains on sales of investment securities, net	$186	$44

Investment securities that were in an unrealized loss position as of December 31, 2019 and December 31, 2018 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$6,473	$(25)	$380	$(2)	$6,853	$(27)
Obligations of states and political subdivisions	2,249	(26)	—	—	2,249	(26)
Residential mortgage-backed securities and collateralized mortgage obligations	31,817	(207)	22,166	(235)	53,983	(442)
Corporate securities	—	—	955	(45)	955	(45)
Commercial mortgage-backed securities	1,464	(1)	4,549	(39)	6,013	(40)
Other asset-backed securities	3,011	(8)	—	—	3,011	(8)
Total temporarily impaired securities	$45,014	$(267)	$28,050	$(321)	$73,064	$(588)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$7,223	$(39)	$12,274	$(291)	$19,497	$(330)
Obligations of states and political subdivisions	5,545	(40)	16,320	(549)	21,865	(589)
Residential mortgage-backed securities and collateralized mortgage obligations	21,791	(183)	93,038	(3,798)	114,829	(3,981)
Corporate securities	—	—	2,922	(100)	2,922	(100)
Commercial mortgage-backed securities	1,548	(7)	20,176	(694)	21,724	(701)
Total temporarily impaired securities	$36,107	$(269)	$144,730	$(5,432)	$180,837	$(5,701)

At December 31, 2019 and December 31, 2018, the number of securities in an unrealized loss position was 63 and 163, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Our Investment Policy requires securities at the time of purchase to be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies. Management monitors the published credit ratings of our investment portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, and because we have no plans to sell the securities before the recovery of their amortized cost, and we believe the bank has the ability to hold the securities to maturity these investments are not considered other-than-temporarily impaired.

The following table presents the characteristics of our securities that are in unrealized loss positions at December 31, 2019 and December 31, 2018.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	December 31, 2019 and December 31, 2018
U.S. government & agencies	Direct obligations of the U.S. Government or obligations guaranteed by U.S. Government agencies.
Obligations of states and political subdivisions	General obligation issuances or revenue securities secured by revenues from specific sources issued by municipalities and political subdivisions located within the U.S.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at December 31, 2019 and December 31, 2018, 79% and 66% were issued or guaranteed by U.S. government sponsored entities, respectively.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at December 31, 2019 and December 31, 2018, 100% and 90% were issued or guaranteed by U.S. government sponsored entities, respectively.

Other asset-backed securities	Obligations secured by high quality loans with good credit enhancements issued by non-governmental issuers.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5. LOANS

Outstanding loan balances consist of the following at December 31, 2019, and December 31, 2018.

(Amounts in thousands)	As of December 31
Loan Portfolio	2019	2018
Commercial	$141,197	$135,543
Commercial real estate:
Real estate – construction and land development	26,830	22,563
Real estate – commercial non-owner occupied	493,920	433,708
Real estate – commercial owner occupied	218,833	204,622
Residential real estate:
Real estate – residential - Individual Tax Identification Number ("ITIN")	33,039	37,446
Real estate – residential - 1-4 family mortgage	63,661	34,366
Real estate – residential - equity lines	22,099	26,958
Consumer and other	33,324	51,045
Gross loans	1,032,903	946,251
Deferred fees and costs	2,162	1,927
Loans, net of deferred fees and costs	1,035,065	948,178
Allowance for loan and lease losses	(12,231)	(12,292)
Net loans	$1,022,834	$935,886

Certain loans are pledged as collateral with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. Pledged loans totaled $542.1 million and $490.2 million at December 31, 2019 and December 31, 2018, respectively.

When we purchase loans they are typically purchased at a discount to enhance yield and compensate for credit risk. We have no purchased credit impaired loans as of December 31, 2019, and December 31, 2018. Gross loan balances in the table above include net purchase discounts of $1.5 million and $2.5 million as of December 31, 2019, and December 31, 2018, respectively.

Gross loan balances in the table above at December 31, 2019 include a fair value discount of $1.7 million for loans acquired from Merchants during the first quarter of 2019. We recorded $620 thousand in accretion of the discount for these loans during the year ended December 31, 2019.

Past Due Loans

Past due loans (gross), segregated by loan portfolio were as follows, as of December 31, 2019, and December 31, 2018.

							Recorded
(Amounts in thousands)	30-59	60-89	90 or Greater				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2019	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$71	$—	$—	$71	$141,126	$141,197	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	26,830	26,830	—
Real estate - commercial non-owner occupied	—	—	—	—	493,920	493,920	—
Real estate - commercial owner occupied	655	—	3,103	3,758	215,075	218,833	—
Residential real estate:
Real estate - residential - ITIN	371	323	43	737	32,302	33,039	—
Real estate - residential - 1-4 family mortgage	—	—	—	—	63,661	63,661	—
Real estate - residential - equity lines	100	—	—	100	21,999	22,099	—
Consumer and other	200	50		250	33,074	33,324	—
Total	$1,397	$373	$3,146	$4,916	$1,027,987	$1,032,903	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

							Recorded
(Amounts in thousands)	30-59	60-89	90 or Greater				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2018	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$135,543	$135,543	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	22,563	22,563	—
Real estate - commercial non-owner occupied	10,878	—	548	11,426	422,282	433,708	—
Real estate - commercial owner occupied	688	—	—	688	203,934	204,622	—
Residential real estate:
Real estate - residential - ITIN	184	279	259	722	36,724	37,446	—
Real estate - residential - 1-4 family mortgage	—	—	185	185	34,181	34,366	—
Real estate - residential - equity lines	90	—	—	90	26,868	26,958	—
Consumer and other	534	263	—	797	50,248	51,045	—
Total	$12,374	$542	$992	$13,908	$932,343	$946,251	$—

Nonaccrual Loans

Nonaccrual loans, segregated by loan portfolio, were as follows as of December 31, 2019, and December 31, 2018.

(Amounts in thousands)	As of December 31
Nonaccrual Loans	2019	2018
Commercial	$61	$959
Commercial real estate:
Real estate - commercial non-owner occupied	—	548
Real estate - commercial owner occupied	3,103	—
Residential real estate:
Real estate - residential - ITIN	2,221	2,388
Real estate - residential - 1-4 family mortgage	191	185
Real estate - residential - equity lines	—	43
Consumer and other	40	23
Total	$5,616	$4,146

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $254 thousand and $166 thousand for the years ended December 31, 2019 and 2018, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Impaired Loans

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. The following tables summarize impaired loans by loan portfolio as of December 31, 2019, and December 31, 2018.

	As of December 31, 2019
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$94	$251	$—
Commercial real estate:
Real estate - commercial owner-occupied	3,103	3,103	—
Residential real estate:
Real estate - residential - ITIN	5,723	7,386	—
Real estate - residential - 1-4 family mortgage	191	313	—
Total with no related allowance recorded	$9,111	$11,053	$—

With an allowance recorded:
Commercial	$562	$563	$159
Residential real estate:
Real estate - residential - ITIN	455	455	38
Real estate - residential - equity lines	231	231	116
Consumer and other	40	40	11
Total with an allowance recorded	$1,288	$1,289	$324

By loan portfolio:
Commercial	$656	$814	$159
Commercial real estate	3,103	3,103	—
Residential real estate	6,600	8,385	154
Consumer and other	40	40	11
Total impaired loans	$10,399	$12,342	$324

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2018
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$51	$69	$—
Commercial real estate:
Real estate - commercial owner-occupied	548	$548	—
Residential real estate:
Real estate - residential - ITIN	6,138	7,676	—
Real estate - residential - 1-4 family mortgage	185	223	—
Real estate - residential - equity lines	43	48	—
Total with no related allowance recorded	$6,965	$8,564	$—

With an allowance recorded:
Commercial	$2,132	$2,256	$748
Commercial real estate:
Real estate - commercial non-owner occupied	795	795	209
Residential real estate:
Real estate - residential - ITIN	734	772	91
Real estate - residential - equity lines	363	363	182
Consumer and other	23	23	7
Total with an allowance recorded	$4,047	$4,209	$1,237

By loan portfolio:
Commercial	$2,183	$2,325	$748
Commercial real estate	1,343	1,343	209
Residential real estate	7,463	9,082	273
Consumer and other	23	23	7
Total impaired loans	$11,012	$12,773	$1,237

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan portfolio for the years ended December 31, 2019 and 2018.

	2019		2018
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$1,201	$51	$2,455	$78
Commercial real estate:
Real estate - commercial non-owner occupied	9,400	30	890	46
Real estate - commercial owner- occupied	259	—	—	—
Residential real estate:
Real estate - residential - ITIN	6,574	161	7,198	170
Real estate - residential - 1-4 family mortgage	193	—	218	—
Real estate - residential - equity lines	288	18	415	20
Consumer and other	25	—	31	—
Total	$17,940	$260	$11,207	$314

The increase in the average recorded investment in impaired loans for 2019 compared to 2018 was due to a $9.9 million commercial real estate loan which was placed in nonaccrual status in the first quarter and sold in the fourth quarter of 2019.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The impaired loans on which these interest income amounts were recognized are primarily accruing troubled debt restructured loans. Loans are reported as troubled debt restructurings when we grant a concession(s) to a borrower experiencing financial difficulties that we would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, troubled debt restructured loans are impaired as we will not collect all amounts due, either principal or interest, in accordance with the terms of the original loan agreement.

Troubled Debt Restructurings

At December 31, 2019 and December 31, 2018, impaired loans of $4.8 million and $6.9 million, respectively, were classified as performing restructured loans.

For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of December 31, 2019, we had no obligations to lend additional funds on any restructured loans. As of December 31, 2018, we had only one restructured commercial line of credit in nonaccrual status that had $313 thousand in available credit.

As of December 31, 2019, we had $6.5 million in troubled debt restructurings compared to $9.6 million as of December 31, 2018. As of December 31, 2019, we had 98 loans that qualified as troubled debt restructurings, of which 94 loans were performing according to their restructured terms. Troubled debt restructurings represented 0.63% of gross loans as of December 31, 2019, compared with 1.01% at December 31, 2018.

The types of modifications offered can generally be described in the following categories:

Rate – A modification in which the interest rate is changed.

Maturity – A modification in which the maturity date is changed.

Payment deferral – A modification in which a portion of the principal is deferred.

Principal reduction – A modification in which a portion of the owing principal is decreased.

The following table presents the period ended balances of newly restructured loans and the types of modifications that occurred during the year ended December 31, 2019. We did not have any newly restructured loans or modifications for the year ended December 31, 2018.

	For The Year Ended December 31, 2019
		Rate &
(Amounts in thousands)	Rate &	Payment
Troubled Debt Restructuring Modification Types	Maturity	Deferral	Maturity	Total
Commercial	$—	$—	$47	$47
Consumer and other	20	—	—	20
Total	$20	$—	$47	$67

For the year ended December 31, 2019, the table below provides information regarding the number of loans where the contractual terms have been restructured.

	2019
		Pre-Modification	Post-Modification
(Amounts in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial	1	$99	$99
Consumer and other	1	20	20
Total	2	$119	$119

We had one $20 thousand consumer loan that was modified as a troubled debt restructuring during the 12 months ended December 31, 2019, for which there was a subsequent payment default during the period from date of restructuring to December 31, 2019. There were no loans modified as troubled debt restructuring during the 12 months ended December 31, 2018 for which there was a subsequent payment default during the period from the date of restructuring to December 31, 2018.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Performing and nonperforming loans, segregated by loan portfolio, are as follows at December 31, 2019 and 2018.

(Amounts in thousands)	December 31, 2019
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$141,136	$61	$141,197
Commercial real estate:
Real estate - construction and land development	26,830	—	26,830
Real estate - commercial non-owner occupied	493,920	—	493,920
Real estate - commercial owner occupied	215,730	3,103	218,833
Residential real estate:
Real estate - residential - ITIN	30,818	2,221	33,039
Real estate - residential - 1-4 family mortgage	63,470	191	63,661
Real estate - residential - equity lines	22,099	—	22,099
Consumer and other	33,284	40	33,324
Total	$1,027,287	$5,616	$1,032,903

(Amounts in thousands)	December 31, 2018
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$134,584	$959	$135,543
Commercial real estate:
Real estate - construction and land development	22,563	—	22,563
Real estate - commercial non-owner occupied	433,160	548	433,708
Real estate - commercial owner occupied	204,622	—	204,622
Residential real estate:
Real estate - residential - ITIN	35,058	2,388	37,446
Real estate - residential - 1-4 family mortgage	34,181	185	34,366
Real estate - residential - equity lines	26,915	43	26,958
Consumer and other	51,022	23	51,045
Total	$942,105	$4,146	$946,251

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes loans by internal risk grades and by loan class as of December 31, 2019, and December 31, 2018

	December 31, 2019
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$125,222	$14,974	$833	$168	$—	$141,197
Commercial real estate:
Real estate - construction and land development	26,810	20	—	—	—	26,830
Real estate - commercial non-owner occupied	454,493	32,902	5,424	1,101	—	493,920
Real estate - commercial owner occupied	195,950	7,224	1,220	14,439	—	218,833
Residential real estate:
Real estate - residential - ITIN	28,609	—	—	4,430	—	33,039
Real estate - residential - 1-4 family mortgage	62,485	985	—	191	—	63,661
Real estate - residential - equity lines	22,012	—	—	87	—	22,099
Consumer and other	33,283	—	—	41	—	33,324
Total	$948,864	$56,105	$7,477	$20,457	$—	$1,032,903

	December 31, 2018
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$118,643	$15,247	$—	$1,653	$—	$135,543
Commercial real estate:
Real estate - construction and land development	22,539	24	—	—	—	22,563
Real estate - commercial non-owner occupied	409,157	21,698	—	2,853	—	433,708
Real estate - commercial owner occupied	179,154	14,075	—	11,393	—	204,622
Residential real estate:
Real estate - residential - ITIN	31,805	—	—	5,641	—	37,446
Real estate - residential - 1-4 family mortgage	33,388	793	—	185	—	34,366
Real estate - residential - equity lines	25,336	1,313	—	309	—	26,958
Consumer and other	51,016	—	—	29	—	51,045
Total	$871,038	$53,150	$—	$22,063	$—	$946,251

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $100 thousand at December 31, 2019.

Allowance for Loan and Lease Losses

The following tables below summarize the ALLL by portfolio for the years ended December 31, 2019 and 2018.

	As of December 31, 2019
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,205	$7,116	$1,173	$1,356	$442	$12,292
Charge-offs	(238)	(233)	(181)	(848)	—	(1,500)
Recoveries	927	—	261	251	—	1,439
Provision	(1,072)	1,213	(221)	174	(94)	—
Ending balance	$1,822	$8,096	$1,032	$933	$348	$12,231

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2018
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,397	$6,514	$1,169	$1,435	$410	$11,925
Charge-offs	(132)	—	(226)	(890)	—	(1,248)
Recoveries	865	—	435	315	—	1,615
Provision	(925)	602	(205)	496	32	—
Ending balance	$2,205	$7,116	$1,173	$1,356	$442	$12,292

The following tables summarize the ALLL and the recorded investment in loans and leases as of December 31, 2019 and 2018.

	As of December 31, 2019
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$159	$—	$154	$11	$—	$324
Collectively evaluated for impairment	1,663	8,096	878	922	348	11,907
Total	1,822	8,096	1,032	933	348	12,231
Gross loans:
Individually evaluated for impairment	$656	$3,103	$6,600	$40	$—	$10,399
Collectively evaluated for impairment	140,541	736,480	112,199	33,284	—	1,022,504
Total gross loans	$141,197	$739,583	$118,799	$33,324	$—	$1,032,903

	As of December 31, 2018
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$748	$209	$273	$7	$—	$1,237
Collectively evaluated for impairment	1,457	6,907	900	1,349	442	11,055
Total	2,205	7,116	1,173	1,356	442	12,292
Gross loans:
Individually evaluated for impairment	$2,183	$1,343	$7,463	$23	$—	$11,012
Collectively evaluated for impairment	133,360	659,550	91,307	51,022	—	935,239
Total gross loans	$135,543	$660,893	$98,770	$51,045	$—	$946,251

The ALLL totaled $12.2 million at December 31, 2019 and $12.3 million at December 31, 2018. The loans acquired from Merchants were recorded at fair value, which included a discount for credit risk adjustments, which is not a part of the ALLL. No ALLL is required for these acquired loans on the date of acquisition. As a result, our ALLL as a percentage of gross loans declined to 1.18% as of December 31, 2019 compared to 1.30% as of December 31, 2018. As of December 31, 2019 and December 31, 2018, we had commitments to extend credit of $275.1 million and $235.8 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at December 31, 2019 and 2018 was $695 thousand.

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

The allowance is increased by provisions charged to expense and reduced by net charge-offs. In periodic evaluations of the adequacy of the allowance balance, management considers past loan and lease loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the ALLL on a quarterly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially rated when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies.

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

We believe that the ALLL was adequate as of December 31, 2019. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of December 31, 2019, 83% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2019, the unallocated allowance amount represented 3% of the ALLL, compared to 4% at December 31, 2018.

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

NOTE 6. PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2019 and 2018.

(Amounts in thousands)
Premises and Equipment	2019	2018
Land	$2,523	$2,063
Land improvements	243	241
Bank buildings	15,222	13,076
Furniture, fixtures and equipment	13,341	12,682
Software	1,624	1,624
Assets not yet placed in service	860	72
Total premises and equipment	33,813	29,758
Less: accumulated depreciation and amortization	(17,907)	(16,639)
Premises and equipment, net	$15,906	$13,119

We record depreciation expense on a straight-line basis for all depreciable assets. Depreciation expense totaled $1.4 million and $1.7 million, for the years ended December 31, 2019 and 2018, respectively. We have entered into a number of non-cancelable lease agreements with respect to various premises. See Note 12, Leases for minimum annual rental commitments under non-cancelable lease agreements.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

In February of 2019, as part of our Merchants acquisition, we recorded a core deposit intangible of $4.4 million and goodwill of $11.0 million. The core deposit intangible is being amortized on a straight-line basis over the estimated useful life of the deposits, which is eight years, with no expected residual value. For tax purposes, the core deposit intangible and goodwill are not being amortized.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

In December of 2018, we purchased a domain name for $32 thousand. The purchase of the domain name created an intangible asset with an indefinite life that is not being amortized for book purposes. For tax purposes the domain name is being amortized over 15 years.

In March of 2016, as part of our branch acquisition, we recorded a core deposit intangible of $1.8 million and goodwill of $665 thousand. The core deposit intangible is being amortized on a straight-line basis over the estimated useful life of the deposits, which is eight years, with no expected residual value. For tax purposes, the core deposit intangible and goodwill are being amortized over 15 years.

Goodwill is calculated as the amount of cash paid in excess of the fair value of the net assets acquired in the transaction. Goodwill is not amortized, but is annually reviewed for impairment. No impairment of goodwill was deemed necessary based on the 2019 and 2018 annual reviews.

The acquired core deposits provide value as a source of below market rate funds and the realization of interest cost savings is a fundamental rationale for assuming these deposit liabilities. The cost savings is defined as the difference between the cost of funds on our new deposits (i.e., interest and net maintenance costs) and the cost of an equal amount of funds from an alternative source having a similar term as the new deposit base. Our core deposit intangibles were recorded at fair value which was derived by using the income approach and represent the present value of the cost savings over the projected term of our new deposit base.

Goodwill and Other Intangibles, net consisted of the following at December 31, 2019 and 2018.

(Amounts in thousands)
Goodwill and Other Intangibles	2019	2018
Goodwill	$11,671	$665
Core deposit intangibles	6,125	1,772
Domain name	32	32
Accumulated amortization	(1,348)	(628)
Goodwill and other intangibles, net	$16,480	$1,841

The following table sets forth, as of December 31, 2019, the total estimated future amortization of intangible assets:

(Amounts in thousands)
For the year ended December 31,	Amount
2020	$766
2021	766
2022	766
2023	766
2024	580
2025 and thereafter	1,133
Total	$4,777

NOTE 8. OTHER ASSETS

Other assets consist of the following at December 31, 2019 and 2018.

(Amounts in thousands)	2019	2018
Federal Home Loan Bank of San Francisco stock	$7,380	$5,892
Qualified Zone Academy Bonds	4,740	4,740
Interest receivable	4,678	4,609
Right-of-use lease	3,464	—
Investments in affordable housing partnerships	2,529	3,020
Income taxes receivable	1,925	541
Investment in CRA fund	1,066	1,036
Prepaid expenses	991	1,075
SBA payments in process	701	411
Loan servicing receivables	415	625
Investment in Bank of Commerce Holdings Trust II	310	310
Other	354	226
Total	$28,553	$22,485

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9. INTEREST-BEARING DEPOSITS

The following table presents the major types of interest-bearing deposits at December 31, 2019 and 2018.

(Amounts in thousands)	As of December 31,
Interest-bearing deposits	2019	2018
Interest-bearing demand	$239,258	$252,202
Money market	307,559	265,093
Savings	135,888	114,840
Certificates of deposit, less than $250,000	82,769	96,510
Certificates of deposit, $250,000 and over	69,017	55,872
Total interest-bearing deposits	$834,491	$784,517

The following table presents interest expense for the major types of interest-bearing deposits for the years ended December 31, 2019 and 2018.

(Amounts in thousands)	For the year ended December 31,
Deposit Interest Expense	2019	2018
Interest-bearing demand	$480	$414
Money market	1,599	646
Savings	493	288
Certificates of deposit, less than $250,000	1,127	1,100
Certificates of deposit, $250,000 and over	850	810
Total interest-bearing deposits	$4,549	$3,258

The following table presents the scheduled maturities of all certificates of deposit as of December 31, 2019.

(Amounts in thousands)
Due in:	Amount
2020	$91,880
2021	40,670
2022	12,236
2023	3,330
2024	3,632
Thereafter	38
Total certificates of deposit	$151,786

The following table presents the scheduled maturities of certificates of deposit of $250 thousand or more as of December 31, 2019.

(Amounts in thousands)
Due in:	Amount
Three months or less	$11,493
Over three months through six months	14,830
Over six months through twelve months	16,117
Over twelve months	26,577
Total certificates of deposit of $250 thousand or more	$69,017

NOTE 10. TERM DEBT

Term debt at December 31, 2019 and 2018 consisted of the following.

(Amounts in thousands)	2019	2018
Senior debt	$—	$3,496
Unamortized debt issuance costs	—	(2)
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	(43)	(89)
Net term debt	$9,957	$13,405

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Future contractual maturities of term debt at December 31, 2019 are as follows.

(Amounts in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Subordinated debt	$—	$—	$—	$—	$—	$10,000	$10,000
Total future maturities	$—	$—	$—	$—	$—	$10,000	$10,000

Federal Home Loan Bank of San Francisco Borrowings

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $460.5 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate secured loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and certain pledged securities held in the Bank’s investment securities portfolio.

The Bank had no borrowings outstanding under secured lines of credit from the Federal Home Loan Bank of San Francisco at December 31, 2019 and December 31, 2018. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the year ended December 31, 2019 and year ended December 31, 2018 was $9.6 million and $22.5 million, respectively. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco at any month end during the year ended December 31, 2019 and year ended December 31, 2018 was $40.0 million and $70.0 million, respectively.

As of December 31, 2019, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $7.4 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

We have pledged $516.4 million of our commercial real estate and residential real estate loans as collateral for the line of credit with the Federal Home Loan Bank of San Francisco. As of December 31, 2019, we also pledged $28.8 million in securities to the Federal Home Loan Bank of San Francisco.

Senior Debt

In December of 2015, the Holding Company entered into a senior debt loan agreement to borrow $10.0 million from another financial institution. During the second quarter of 2019, we completed the early repayment and termination of this variable-rate debt agreement. The original loan terms required monthly principal installments of $83 thousand, plus accrued and unpaid interest, commencing on January 1, 2016, continuing to, and including December 10, 2020 and a final scheduled payment of $5.0 million due on the maturity date of December 10, 2020. The loan was secured by a pledge from the Holding Company of all of the outstanding stock of Merchants Bank of Commerce. The loan could be prepaid in whole or in part at any time without any prepayment penalty. The principal amount of the loan bore interest at a variable rate, resetting monthly that was equal to the sum of the current three-month LIBOR plus 400 basis points. In December of 2015, the Holding Company incurred senior debt issuance costs of $15 thousand, which were being amortized over the initial term of the loan as additional interest expense.

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

Federal Funds

We have entered into nonbinding federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $35.0 million at December 31, 2019 and had interest rates ranging from 1.80% to 2.58%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually. At December 31, 2019 and 2018, we had no outstanding federal funds purchased balances and no outstanding advances on any of the Bank’s lines of credit.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $22.3 million subject to collateral requirements, namely the amount of certain pledged loans. As of December 31, 2019, we have pledged $25.7 million of our commercial loans as collateral for the credit line with the Federal Reserve Bank.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11. JUNIOR SUBORDINATED DEBENTURES

The Company has one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. The following table presents information about the Trust as of December 31, 2019 and 2018.

(Amounts in thousands)
		Issued		Effective		Redemption
Trust Name	Issue Date	Amount	Rate	Rate	Maturity Date	Date
Bank of Commerce Holdings Trust II	July 29, 2005	$10,310	Floating (1)	(2)	September 15, 2035	(3)

(1) Contractual interest rate of junior subordinated debentures based on three month LIBOR plus 1.58% adjusted quarterly.
(2) Effective rate as of December 31, 2019 and 2018 of 3.47% and 4.37%, respectively.
(3) Redeemable at the Company’s option on any March 15, June 15, September 15, or December 15.

The $10.3 million of junior subordinated debentures issued to Trust II as of December 31, 2019 and 2018, are reflected in the Consolidated Balance Sheets. The common stock issued by Trust II in the amount of $310 thousand is recorded in Other Assets in the Consolidated Balance Sheets, at December 31, 2019 and 2018. All of the debentures issued to Trust II, less the common stock of Trust II, qualified as Tier 1 capital as of December 31, 2019 and 2018, under guidance issued by the Federal Reserve Board.

NOTE 12. LEASES

We lease ten sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates based on predetermined escalation schedules. Substantially all of the leases include the option to extend or terminate the lease term one or more times following expiration of the initial term at a rental rate established in the lease. For leases where we are reasonably certain that we will exercise the option to renew the lease, we have recognized those options in our right-of-use lease asset and liability. We had no other (financing, short-term or variable) lease arrangements during the current period or the prior year.

We have applied ASC Topic 842 as of January 1, 2019 and elected the practical expedients package for all of our leases. In accordance with the practical expedients package we were not required to reassess whether any expired or existing contracts are leases or contain leases. We were also not required to reassess the lease classification for existing or expired leases between operating and finance leases. On January 1, 2019, we recorded $4.4 million in Other Liabilities representing the present value of the remaining minimum lease payments and we recorded an offsetting right-of-use asset in Other Assets. The present value calculation uses a discount rate, which is based on our incremental borrowing rate. The right-of-use asset was also reduced by $458 thousand on January 1, 2019 for amounts recognized under the previous accounting requirements. During the year ended December 31, 2019, we recorded $267 thousand in Other Liabilities and an offsetting right-of-use asset in Other Assets for additional office space leased during the year. The table below presents information regarding our leases as of December 31, 2019.

(Amounts in thousands)	December 31, 2019
Right-of-use lease asset	$3,464
Lease liability	$3,855
Weighted Average Remaining Lease Term	5.54
Weighted Average Discount Rate	2.96%

Lease expenses are recorded on a straight-line basis over the life of each lease. Lease expense and cash paid on leases are presented in the table below for the periods indicated.

	For the year ended December 31,
(Amounts in thousands)	2019	2018
Operating lease expense	$830	$793
Cash paid for operating leases	$897	$809

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth, as of December 31, 2019, the future minimum lease cash payments under non-cancelable operating leases and a reconciliation of the undiscounted cash flows to the operating lease liability.

(Amounts in thousands)
Due in:	Amount
2020	$961
2021	979
2022	888
2023	342
2024	295
Thereafter	737
Total undiscounted future minimum lease cash payments	4,202
Present value adjustment	(347)
Lease liability	$3,855

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

NOTE 13. OTHER LIABILITIES

Other liabilities consist of the following at December 31, 2019 and 2018.

(Amounts in thousands)	2019	2018
Salary continuation	$4,691	$3,462
Deferred compensation – directors fees	3,873	3,846
Leases	3,855	459
Accrued employee incentives	967	1,522
Dividend payable on common stock	902	651
Severance payable	818	760
Reserve for unfunded commitments	695	695
Delayed equity contributions - affordable housing tax credit partnerships	338	343
Other loan servicing liabilities	162	188
Deferred income	99	283
Other	1,300	1,143
Total	$17,700	$13,352

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

The following table presents a summary of our commitments and contingent liabilities at December 31.

(Amounts in thousands)	2019	2018
Commitments to extend credit	$267,248	$223,882
Standby letters of credit	4,406	8,548
Affordable housing grant sponsorships	3,338	3,338
Access to housing and economic assistance for development grant sponsorships	110	100
Total commitments and contingent liabilities	$275,102	$235,868

We were not required to perform on any financial guarantees for the years ended December 31, 2019 and 2018. At December 31, 2019, approximately $3.7 million of standby letters of credit expire within one year, and $744 thousand expire thereafter.

Affordable Housing Grant and Access to Housing and Economic Assistance for Development Grant Sponsorships

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Reserve for Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheets, was $695 thousand at December 31, 2019 and 2018. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

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

Concentrations of Credit Risk

We grant many loans collateralized by real estate. In our judgment, a concentration exists in real estate related loans, which represented approximately 83% and 81% of our gross loan portfolio at December 31, 2019 and December 31, 2018, respectively. We underwrite real estate loans in accordance with loan policies that set underwriting criteria, including property types, loan-to-value limits and minimum debt service coverage ratios. We employ a variety of real estate concentration risk management tools including monitoring of limits on concentration levels, limits by property type and geography, annual property reviews including site visits and portfolio stress testing.

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

NOTE 15. EMPLOYEE BENEFITS AND RETIREMENT PLANS

401(k) plan – In 1985, we adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s safe harbor contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. We made matching contributions aggregating $627 thousand and $549 thousand for the years ended December 31, 2019 and 2018, respectively. Discretionary contributions are also permitted however, there were no discretionary contributions were made over the two year reporting period.

Salary continuation plan – The Board of Directors has approved the implementation of the Supplemental Executive Retirement Plan (SERP), which is a non-qualified executive benefit plan under which we agree to pay certain executives covered by the SERP plan additional benefits in the future in return for continued satisfactory performance.

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

The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment date. The amount of accrued benefits approximates the present value of the benefits expected to be provided at retirement. Compensation expense under the salary continuation plan totaled $547 thousand and $532 thousand for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, and 2018, the vested benefit payable was $4.7 million and $3.5 million, respectively. We use the FTSE Pension Liability Index as a guideline to establish the discount rate used to present value the benefits under the salary continuation plan.

During the first quarter of 2019 as part of our acquisition of Merchants we recorded an additional salary continuation liability of $968 thousand.

Directors deferred fee compensation – On December 19, 2013, the Board of Directors adopted a Directors Deferred Compensation Plan, which was amended and restated on February 20, 2018, (the “2013 Plan”) to replace the Directors Deferred Compensation Plan dated January 1, 1993 as amended (the “1993 Plan”). Both plans allow the eligible Director to voluntarily elect to defer some or all of his or her current fees in exchange for the Company’s promise to pay a deferred benefit. The deferred fees are credited with interest and the accrued liability is paid to the Director following retirement. Directors must stop the deferral of compensation once their total deferred benefit reaches $500 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Although deferrals under the 1993 Plan have ceased, the 1993 Plan remains in effect for all amounts previously deferred in the plan. The interest rate in the 1993 Plan is equal to the Wall Street Journal prime plus 3.00% or at a fixed rate of 10%. Under the 1993 Plan, at retirement, Directors are granted the option of continuing to accrue interest on deferred fees. The Director may designate payments to be made in a lump sum or in monthly installments over a period not to exceed 120 months.

Deferred compensation expense recorded in other noninterest expense totaled $324 thousand and $309 thousand for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, and 2018, the vested benefit payable recorded in Other Liabilities in the Consolidated Balance Sheets was $3.9 million.

NOTE 16. SHAREHOLDERS’ EQUITY AND STOCK PLANS

On January 31, 2019 we issued 1,834,142 shares of common stock, and paid $15.3 million in cash as part of our acquisition of Merchants Holding Company (“Merchants”) at which point Merchants shareholders held, in the aggregate, approximately 10% of our outstanding common stock. The acquisition added $190.2 million in deposits, $85.3 million in loans and $107.4 million in investment securities on January 31, 2019. See Note 21 Acquisition in these Notes to Consolidated Financial Statements for additional information on the acquisition.

On May 10, 2017, we completed the sale of 2,738,096 shares of our common stock at a public offering price of $10.50 and received net proceeds of $26.8 million. These proceeds were used to fund our acquisition of Merchants Holding Company and to repay certain borrowings.

During the fourth quarter of 2019 we paid $1.0 million to repurchase 90,501 shares of common stock as part of our previously announced share repurchase program.

Stock Plans – The Bank of Commerce Holdings 2019 Equity Incentive Plan (the “Plan”), was approved by the Holding Company’s shareholders on May 21, 2019 and replaced the Amended and Restated 2010 Equity Incentive Plan. The Plan provides for equity awards including options, stock appreciation rights, and restricted awards to employees and non-employee directors of the Company. Vesting may be accelerated in case of a participant’s death or disability, or in case of a change in control. At December 31, 2019, 486,900 common shares were available for future grants under the Plan.

We recognized $9 thousand in tax benefits from vesting of restricted stock during the year ended December 31, 2019. Proceeds from exercise of stock options exercised were $52 thousand and $216 thousand for the years ended December 31, 2019 and 2018, respectively.

Stock Option Activity

The following tables summarize information about stock option activity for the years ended December 31, 2019, and 2018.

			Aggregate	Weighted Average
	Number	Weighted Average	Intrinsic Value	Remaining
	of Shares	Exercise Price	At Time Of Grant	Contractual Term
Options outstanding December 31, 2017	134,500	$5.24	$704,350	4.76
Exercised	(37,100)	$5.82	$215,685	n/a
Options outstanding December 31, 2018	97,400	$5.02	$488,665	4.11
Exercised	(11,000)	$4.70	$51,670	n/a
Options outstanding December 31, 2019	86,400	$5.06	$436,995	3.09

Exercisable at December 31, 2018	93,400	$5.02	$488,665	4.11
Exercisable at December 31, 2019	86,400	$5.06	$436,995	3.09

There were no new stock options awarded during the two years ended December 31, 2019 and there are no unrecognized compensation costs for stock options. There was no stock option expense for the current year compared to $8 thousand for the year ended December 31, 2018. Stock options vested at 20% per year from the date of grant and, at December 31, 2019, all options are fully vested.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock Activity

The following tables summarize information about unvested restricted shares and restricted shares granted for the years ended December 31, 2019 and 2018.

				Weighted Average
	Number	Weighted Average	Aggregate	Remaining
	of Shares	Grant Price	Intrinsic Value	Contractual Term
Unvested restricted shares December 31, 2017	74,489	$8.60	$640,255	1.03
Granted	29,913	$11.50	$344,000	1.07
Vested	(37,634)	$7.53	$283,433	n/a
Unvested restricted shares December 31, 2018	66,768	$10.50	$700,820	0.97
Granted	57,292	$11.02	$631,336	1.32
Vested	(27,243)	$11.14	$303,593	n/a
Forfeited	(5,096)	$11.12	$56,659	n/a
Unvested restricted shares December 31, 2019	91,721	$10.91	$1,000,954	1.12

	For the Years Ended December 31,
(Amounts in thousands, except per share information)	2019	2018
Restricted stock compensation expense	$414	$288
Restricted stock awards weighted average grant date fair value per share	$11.02	$11.50

	At December 31,
	2019	2018
Unrecognized compensation costs related to non-vested restricted stock payments	$642	$470

Restricted shares vest over a three to five year service period. Unvested restricted shares have no dividend or voting rights. The unrecognized compensation costs for unvested restricted shares  are expected to be recognized over a weighted average period of one year.

Stock Grant Activity

The following tables summarize information about shares granted as employee compensation for the years ended December 31, 2019 and 2018. Stock grants are fully vested and expensed in the period awarded

			Stock Grant
	Number	Weighted Average	Compensation
	of Shares	Grant Price	Expense
Shares granted during the year ended December 31, 2019	6,169	$11.04	$68,106
Shares granted during the year ended December 31, 2018	4,653	$11.50	$53,510

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings. The holders of unvested restricted stock awards are not entitled to dividends on unvested shares. On December 18, 2019, we declared a cash dividend of $0.05 per share, payable on January 10, 2020 to shareholders of record at the close of business on December 31, 2019.

	For the Years Ended December 31,
(Amounts in thousands, except per share information)	2019	2018
Cash dividends paid to common shareholders	$3,189	$2,274
Cash dividends paid per common share	$0.19	$0.15

Our principal source of cash for the Holding Company is dividends received from the Bank, which are subject to government regulation and limitations on the Bank’s ability to pay dividends. We also have trust preferred securities and subordinated debt agreements with provisions that may impact our ability to pay dividends on our common stock to our common shareholders.

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

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy, require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table as defined in the regulations. Management believes as of December 31, 2019 that the Company and the Bank met all capital adequacy requirements to which they are subject.

In May 2018 the Crapo bill was signed into law which simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion and instructed the federal banking regulators to establish a single Community Bank Leverage Ratio (“CBLR”) which has been set at 9%. Any qualifying depository institution or its holding company that exceeds the Community Bank Leverage Ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and considered to be “well capitalized” under the prompt corrective action rules discussed above.

As of December 31, 2019, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital rating category.

The Holding Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2019 and 2018 are presented in the following table.

			Well		Minimum		Applicable	Minimum Capital
			Capitalized		Capital		Capital	Requirement plus Capital
	Capital	Actual	Requirement		Requirement		Conservation	Conservation Buffer
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Buffer	Amount	Ratio
At December 31, 2019:
Company
Common equity tier 1 capital ratio	$156,587	13.19%	n/a	n/a	$53,409	4.50%	2.50%	$83,081	7.00%
Tier 1 capital ratio	$166,587	14.04%	n/a	n/a	$71,212	6.00%	2.50%	$100,884	8.50%
Total capital ratio	$189,513	15.97%	n/a	n/a	$94,949	8.00%	2.50%	$124,621	10.50%
Tier 1 leverage ratio	$166,587	11.30%	n/a	n/a	$58,945	4.00%	n/a	$58,945	4.00%
Bank
Common equity tier 1 capital ratio	$170,568	14.39%	$77,072	6.50%	$53,358	4.50%	2.50%	$83,001	7.00%
Tier 1 capital ratio	$170,568	14.39%	$94,858	8.00%	$71,144	6.00%	2.50%	$100,787	8.50%
Total capital ratio	$183,494	15.48%	$118,573	10.00%	$94,858	8.00%	2.50%	$124,502	10.50%
Tier 1 leverage ratio	$170,568	11.58%	$73,646	5.00%	$58,917	4.00%	n/a	$58,917	4.00%

At December 31, 2018:
Company
Common equity tier 1 capital ratio	$139,488	12.79%	n/a	n/a	$49,072	4.50%	1.875%	$69,519	6.375%
Tier 1 capital ratio	$149,488	13.71%	n/a	n/a	$65,429	6.00%	1.875%	$85,876	7.875%
Total capital ratio	$172,475	15.82%	n/a	n/a	$87,239	8.00%	1.875%	$107,686	9.875%
Tier 1 leverage ratio	$149,488	11.21%	n/a	n/a	$53,079	4.00%	n/a	$53,079	4.00%
Bank
Common equity tier 1 capital ratio	$144,245	13.23%	$70,856	6.50%	$49,054	4.50%	1.875%	$69,493	6.375%
Tier 1 capital ratio	$144,245	13.23%	$87,207	8.00%	$65,405	6.00%	1.875%	$85,844	7.875%
Total capital ratio	$157,232	14.42%	$109,009	10.00%	$87,207	8.00%	1.875%	$107,646	9.875%
Tier 1 leverage ratio	$144,245	10.81%	$66,712	5.00%	$53,369	4.00%	n/a	$53,369	4.00%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18. FAIR VALUES

The following tables present estimated fair values of our financial instruments as of December 31, 2019 and 2018, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as bank-owned life insurance policies.

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2019	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$80,604	$80,604	$—	$—
Securities available-for-sale	$286,950	$—	$286,950	$—
Net loans	$1,022,834	$—	$—	$1,025,520
Federal Home Loan Bank of San Francisco stock	$7,380	$7,380	$—	$—
Financial liabilities
Deposits	$1,267,171	$—	$1,267,153	$—
Term Debt	$9,957	$—	$10,006	$—
Junior subordinated debenture	$10,310	$—	$13,471	$—

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2018	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$47,365	$47,365	$—	$—
Securities available-for-sale	$256,928	$—	$256,928	$—
Net loans	$935,886	$—	$—	$936,697
Federal Home Loan Bank of San Francisco stock	$5,892	$5,892	$—	$—
Financial liabilities
Deposits	$1,131,716	$—	$1,129,795	$—
Term Debt	$13,405	$—	$13,323	$—
Junior subordinated debenture	$10,310	$—	$14,183	$—

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables present information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of December 31, 2019 and December 31, 2018.

(Amounts in thousands)	Fair Value at December 31, 2019
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$38,733	$—	$38,733	$—
Obligations of states and political subdivisions	42,098	—	42,098	—
Residential mortgage-backed securities and collateralized mortgage obligations	180,835	—	180,835	—
Corporate securities	2,966	—	2,966	—
Commercial mortgage-backed securities	19,307	—	19,307	—
Other investment securities	3,011	—	3,011	—
Total assets measured at fair value	$286,950	$—	$286,950	$—

(Amounts in thousands)	Fair Value at December 31, 2018
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$40,087	$—	$40,087	$—
Obligations of states and political subdivisions	50,530	—	50,530	—
Residential mortgage-backed securities and collateralized mortgage obligations	138,503	—	138,503	—
Corporate securities	2,922	—	2,922	—
Commercial mortgage-backed securities	24,762	—	24,762	—
Other investment securities	124	—	124	—
Total assets measured at fair value	$256,928	$—	$256,928	$—

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2019 or 2018.

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

OREO - The OREO amounts below represent impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. OREO fair values are adjusted for estimated selling costs of 41% based off the adjusted fair value of the property. We record OREO as a nonrecurring Level 3 fair value.

The following tables present information about our assets and liabilities at December 31, 2019 and December 31, 2018 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at December 31, 2019
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$33	$—	$—	$33
Other real estate owned	35	—	—	35
Total assets measured at fair value	$68	$—	$—	$68

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands)	Fair Value at December 31, 2018
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Other real estate owned	$31	$—	$—	$31
Total assets measured at fair value	$31	$—	$—	$31

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2019 and 2018 related to assets outstanding at December 31, 2019 and 2018.

(Amounts in thousands)	December 31,
Fair value adjustments	2019	2018
Collateral dependent impaired loans	$66	$—
Other real estate owned	43	21
Total	$109	$21

For the year ended December 31, 2019, collateral dependent impaired loans with a carrying value of $99 thousand were written down to their fair value of $33 thousand resulting in a $66 thousand adjustment to the ALLL.

For the year ended December 31, 2019, one property is included in the OREO balance with an aggregate carrying value of $78 thousand that was written down to fair value of $35 thousand, resulting in a $43 thousand adjustment to ALLL.

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

NOTE 19. INCOME TAXES

The following table presents components of income tax expense included in the Consolidated Statements of Income for each of the past two years.

(Amounts in thousands)	Current	Deferred	Total
Year ended December 31, 2019:
Federal	$2,732	$47	$2,779
State	2,126	107	2,233
Affordable housing partnership amortization	491	—	491
Total	$5,349	$154	$5,503

Year ended December 31, 2018:
Federal	$773	$292	$1,065
State	1,733	303	2,036
Affordable housing partnership amortization	528	—	528
Total	$3,034	$595	$3,629

Our effective tax rate is calculated as our provision for income taxes divided by income before provision for income taxes. Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21% for 2019 and 2018 to income before income taxes.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2019 and 2018.

	2019	2018
Income tax at the federal statutory rate	21.0%	21.0%
State franchise tax, net of federal tax benefit	8.6%	8.3%
Amortization of affordable housing credit partnerships	2.4%	2.7%
Officer life insurance	(0.5)%	(0.6)%
Tax-exempt interest	(1.3)%	(1.8)%
Affordable housing credits and benefits	(3.5)%	(3.8)%
Accelerated depreciation - cost segregation study	—%	(2.5)%
Reversal of uncertain tax position	—%	(5.1)%
Other	0.2%	0.5%
Effective Tax Rate	26.9%	18.7%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset as of December 31, 2019 and 2018.

(Amounts in thousands)	2019	2018
Deferred tax assets:
Allowance for loan and lease losses	$3,616	$3,634
Deferred compensation plan and salary continuation plan	2,773	2,385
Acquired loan fair value	494	—
State franchise tax	457	474
Acquisition costs	274	274
Unrealized loss on securities available-for-sale	—	1,262
Interest received on non-accrual loans	92	86
Lease liability	1,024	—
Other	700	403
Total deferred tax assets	9,430	8,518

Deferred tax liabilities:
Deferred loan origination costs and fees	(568)	(579)
Unrealized gains on securities available-for-sale	(582)	—
Core deposit intangible	(1,139)	—
Basis difference in fixed assets	(1,336)	(874)
Lease asset	(1,024)	—
Other	(228)	(26)
Total deferred tax liabilities	(4,877)	(1,479)

Net deferred tax asset	$4,553	$7,039

We are not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $9.4 million and $8.5 million at December 31, 2019 and 2018, respectively will be realized principally through future reversals of existing taxable temporary differences. We further believe that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through the reversal of future temporary taxable differences.

We have investments in Qualified Zone Academy Bonds (“QZAB”) of $4.7 million at December 31, 2019 and 2018 recorded in Other Assets in the Consolidated Balance Sheets. We also have investments in QZAB of $1.0 million at December 31, 2019 and 2018 recorded in Securities available-for-sale in the Consolidated Balance Sheets. The investments provide funds for capital improvements at local schools and are repaid at maturity in 2031, 2033 and 2046. In exchange for the investment we receive a federal tax credit at a rate determined at the settlement of the investment by the US Treasury. We account for the benefit for these tax credit investments using the deferred cost reduction method.

See Note 20 Qualified Affordable Housing Partnership Investments in these Notes to Consolidated Financial Statements, for further details on our affordable housing project investments.

We have no unrecognized tax benefits at December 31, 2019 or 2018.

We file income tax returns in the U.S. federal jurisdiction, and the State of California. Income tax returns filed are subject to examination by the U.S. federal, state, and local income tax authorities. While no income tax returns are currently being examined, we are no longer subject to tax examination by tax authorities for years prior to fiscal year 2016 for federal tax returns and fiscal year 2015 for state and local tax returns.

During 2018, we completed a cost segregation study and a tangible property review, to shorten the depreciable lives of certain assets and accelerate the tax depreciation deduction on our 2017 federal income tax return. As a result, we recorded a benefit to our 2018 book provision for income taxes of $484 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table presents our uncertain tax position at December 31, 2018.

(Amounts in thousands)	2018
Balance, beginning of period	$988
Tax positions resolved during the year	(988)
Balance, end of period	$—

NOTE 20. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

We have invested in four separate Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”), which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18-year period. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 3% and 5% over the life of the investment. None of the original investments will be repaid.

Our investments in LIHTC totaled $2.5 million at December 31, 2019. These investments are recorded in Other Assets with a corresponding funding obligation of $338 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

The following tables present our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2019 and 2018. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the years ended December 31, 2019 and 2018.

	At December 31, 2019			For the year ended December 31, 2019
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$852	$22	$199	$170	$29
WNC Institutional Tax Credit Fund 38, L.P.	1,000	400	—	108	89	19
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,067	316	224	203	21
California Affordable Housing Fund	2,454	210	—	25	29	(4)
Total	$7,954	$2,529	$338	$556	$491	$65

	At December 31, 2018			For the year ended December 31, 2018
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
Qualified Affordable Housing Partnerships	Value	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,022	$28	$200	$179	$21
WNC Institutional Tax Credit Fund 38, L.P.	1,000	489	—	126	100	26
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,270	315	226	206	20
California Affordable Housing Fund	2,454	239	—	31	43	(12)
Total	$7,954	$3,020	$343	$583	$528	$55

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the years ended December 31, 2019 and 2018.

	For the Years Ended December 31,
	2019		2018
(Amounts in thousands)	Generated	Tax Benefits from	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$170	$29	$170	$30
WNC Institutional Tax Credit Fund 38, L.P.	93	15	111	15
Merritt Community Capital Corporation Fund XV, L.P.	192	32	192	34
California Affordable Housing Fund	—	25	5	26
Total	$455	$101	$478	$105

The following table reflects the anticipated net income tax benefit and (expense) at December 31, 2019, that is expected to be recognized over the remaining lives of the investments.

(Amounts in thousands)
Qualified Affordable Housing Partnerships:	Raymond James	WNC Institutional	Merritt Community	California	Total
Anticipated income tax benefit, net less	California Housing	Tax Credit	Capital Corporation	Affordable Housing	Income Tax
amortization of investments	Opportunities Fund II	Fund 38, L.P.	Fund XV, L.P	Fund	Benefit, Net
2020	$14	$12	$3	$(10)	$19
2021	19	16	4	(14)	25
2022	19	14	3	(13)	23
2023	18	13	3	(36)	(2)
2024 and thereafter	16	14	4	—	34
Total	$86	$69	$17	$(73)	$99

NOTE 21. ACQUISITION

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The calculation of goodwill recorded during 2019 is detailed below.

	As Recorded by	Fair Value And
	Merchants	Other Acquisition	As Recorded by
(Amounts in thousands)	Holding Company	Related Adjustments	the Company
Consideration paid:
Cash			$15,300
Stock 1,834,142 shares at $10.69 per share			19,607
Total consideration			$34,907

Assets acquired:
Cash and fed funds sold	$12,425	$—	$12,425
Investment securities	107,931	(551)	107,380
Loans, gross	87,570	(2,292)	85,278
Allowance for loan and lease losses	(1,286)	1,286	—
Interest receivable	688	—	688
Premises and equipment, net	378	1,856	2,234
Deferred tax assets, net	1,374	(1,352)	22
Federal Home Loan Bank of San Francisco stock	1,454	—	1,454
Life insurance	755	—	755
Other assets	371	95	466
Core deposit intangible	—	4,353	4,353
Total assets acquired	$211,660	$3,395	$215,055

Liabilities assumed:
Demand, money market and savings	$152,213	$—	$152,213
Certificates of deposit	38,003	—	38,003
Total deposits	190,216	—	190,216
Other liabilities	916	22	938
Total liabilities assumed	$191,132	$22	$191,154
Net identifiable assets acquired over liabilities assumed	$20,528	$3,373	$23,901
Goodwill			$11,006

Goodwill

As a result of the Merchants acquisition, we recorded goodwill totaling $11.0 million. Goodwill reflects the expected value of Merchants reputation in the community, stable customer base and expected synergies created through the combined operations with our Company and was calculated as the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. We perform a goodwill impairment analysis on an annual basis. Additionally, we perform a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists.

The following is a description of the methods used to determine the fair values of significant assets and liabilities whose fair values are different from their carrying amounts on Merchants' books at acquisition date presented above.

Investment Securities

Fair values for securities were obtained from an independent pricing service and were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that were not in an active market, other inputs that were observable in the market or a discounted cash flow model.

Loans

We engaged a third party to assist us in determining the fair values for the loans acquired from Merchants based upon the present values of the expected cash flows and market-derived discount rates. There were no loans acquired with evidence of deterioration of credit quality since origination for which we believe it is probable that we will be unable to collect all contractually required payments receivable. A fair value discount of $2.3 million was recorded for loans acquired from Merchants and is being accreted over the life of the loans as a yield adjustment. We recorded $620 thousand in accretion of the discount for these loans during the year ended December 31, 2019.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Premises and Equipment

We engaged an independent licensed appraiser to determine the fair value of the acquired branch located in Sacramento. The fair value of tangible personal property was not material.

Deferred Tax Assets

Deferred income tax assets were recorded to reflect the difference between the carrying values of the acquired assets and liabilities for financial reporting purposes and the basis for income tax purposes using the Company’s statutory federal and state income tax rates. During 2019 the final tax returns were completed for Merchants and the net deferred tax assets were adjusted to fair value.

Core Deposit Intangible

We engaged an independent third party to assist us in determining the core deposit intangible asset of $4.4 million associated with non-maturity deposits acquired from Merchants. The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It was calculated as the present value of the difference in cash flows between maintaining the core deposits (interest and net maintenance costs) and the cost of an equal amount of funds with a similar term from an alternative source. The core deposit intangible is being amortized on a straight line basis over an estimated eight-year life, and is evaluated periodically for impairment. No impairment loss was recognized in 2019. Core deposit intangible amortization from this acquisition is not deductible for tax purposes. We recorded amortization of the core deposit intangible totaling $499 thousand during the year ended December 31, 2019. The future estimated amortization expense on the core deposit intangible from the Merchants acquisition at December 31, 2019 is as follows:

(Amounts in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Core deposit intangible amortization	$544	$544	$544	$544	$544	$1134	$3,854

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

	For the Twelve Months Ended
Pro forma revenue and earnings	December 31,
(Amounts in thousands)	2019	2018
Net interest income	$53,730	$52,948
Net income (1)	$14,924	$16,313

(1) Net income includes acquisition-related costs for both entities of $1.3 million and $2.2 million for 2018 and 2019, respectively.

It is impracticable to separately provide information regarding the amount of revenue and earnings from Merchants included in our Consolidated Statement of Income because the operations of Merchants were substantially comingled with the operations of the Company as of the acquisition date.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 22. EARNINGS PER COMMON SHARE

The following table presents a computation of basic and diluted earnings per share for the years ended December 31, 2019 and 2018.

(Amounts in thousands, except per share information)
Earnings Per Share	2019	2018
Numerators:
Net income	$14,961	$15,730
Denominators:
Weighted average number of common shares outstanding - basic (1)	17,956	16,248
Effect of potentially dilutive common shares (2)	68	84
Weighted average number of common shares outstanding - diluted	18,024	16,332
Earnings per common share:
Basic	$0.83	$0.97
Diluted	$0.83	$0.96
Anti-dilutive options not included in earnings per share calculation	—	—
Anti-dilutive restricted shares not included in diluted earnings per share calculation	—	—

(1) Excludes unvested restricted shares because they do not have dividend or voting rights.
(2) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

During the fourth quarter of 2019 we repurchased 90,501 shares of common stock as part of our previously announced share repurchase program.

NOTE 23. RELATED PARTY TRANSACTIONS

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

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2019 and 2018.

(Amounts in thousands)	2019	2018
Balance at beginning of year	$9,490	$13,230
New loan additions	3,513	—
Advances on existing lines of credit	213	31,281
Principal repayments	(9,449)	(34,150)
Reclassifications (1)	—	(871)
Balance at end of year	$3,767	$9,490

(1) Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2019 and 2018, deposits of related parties amounted to $12.0 million and $11.8 million, respectively. As of December 31, 2019 and 2018, there were no related party loans which were past due or adversely classified. At December 31, 2019 and 2018 there was $11.1 million, and $9.9 million, respectively, in outstanding loan commitments to related parties. In our opinion, these transactions did not involve more than a normal risk of collectability or present other unfavorable terms.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 24. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

Year ended December 31,

(Amounts in thousands)	2019	2018
Assets:
Cash	$6,814	$19,425
Investment in:
Merchants Bank of Commerce	188,459	143,078
Bank of Commerce Mortgage	(64)	(64)
Bank of Commerce Holdings Trust II	310	310
Other assets	423	157
Total Assets	$195,942	$162,906

Liabilities and shareholders' equity:
Term debt:
Senior debt, net	$—	$3,494
Subordinated debt, net	9,957	9,911
Junior subordinated debentures	10,310	10,310
Other liabilities	1,197	870
Total liabilities	21,464	24,585
Shareholders’ equity	174,478	138,321
Total liabilities and shareholders’ equity	$195,942	$162,906

Condensed Statements of Income

Year Ended December 31,

(Amounts in thousands)	2019	2018
Income:
Other income	$13	$12
Dividends from subsidiaries	12,500	4,000
Total income	12,513	4,012
Expenses:
Management fees paid to subsidiaries	310	303
Interest expense	1,233	1,461
Noninterest expense	844	1,433
Total expenses	2,387	3,197

Income before income taxes and equity in undistributed net income of subsidiaries	10,126	815
Income tax expense	1	1
Income before equity in undistributed net income of subsidiaries	10,125	814
Equity in undistributed net income of subsidiaries	4,836	14,916
Net income	$14,961	$15,730

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

Year Ended December 31,

(Amounts in thousands)	2019	2018
Cash flows from operating activities:
Net income	$14,961	$15,730
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,836)	(14,916)
Amortization of debt issuance costs	48	49
Provision for depreciation and amortization	18	18
Decrease (increase) in other assets	13	(7)
(Decrease) increase in other liabilities	(164)	227
Net cash provided by operating activities	10,040	1,101

Cash flows from investing activities:
Cash received from acquisition of Merchants Holding Company	292	—
Cash paid for acquisition of Merchants Holding Company	(15,300)	—
Net cash used by investing activities	(15,008)	—

Cash flows from financing activities:
Repayment of term debt	(3,496)	(3,602)
Repurchase of common stock	(1,010)	—
Cash dividends paid on common stock	(3,189)	(2,274)
Proceeds from stock options exercised	52	216
Net cash used in financing activities	(7,643)	(5,660)
Net decrease in cash and cash equivalents	(12,611)	(4,559)
Cash and cash equivalents at the beginning of year	19,425	23,984
Cash and cash equivalents at the end of year	$6,814	$19,425

Supplemental disclosures of non cash financing activities:
Stock issued under employee plans	$58	$45

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2019, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter of 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9b - Other Information

The Boards of Directors of the Company and the Bank recently approved Second Amendments (each, an “Amendment”) to our Employment Agreements with Randall S. Eslick, our President and Chief Executive Officer, James A. Sundquist, our Executive Vice President and Chief Financial Officer, and Robert H. Muttera, our Executive Vice President and Chief Credit Officer (the “Executives”). Under each Amendment, each Executive’s employment with the Company and the Bank will continue for a period of three (3) years and, on the third anniversary, the Executive’s Employment Agreement will automatically extend for a period of one (1) year (unless otherwise agreed between the parties). Under Mr. Sundquist’s Amendment, Mr. Sundquist will also be entitled to receive retention bonuses in the amount of $25,000 in July 2021, $75,000 in July 2022, and $50,000 in July 2023 (provided he is still employed on those dates and has satisfactorily performed his job). Under Mr. Eslick’s Amendment, Mr. Eslick’s Employment Agreement was also amended to increase the amount payable to Mr. Eslick in the event of a Change in Control from 2x to 2.99x his Total Compensation Package (as defined in his Employment Agreement).

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference to Bank of Commerce Holdings Proxy Statement for the 2020 Annual Meeting of shareholders (the “Proxy Statement”) under the captions “Information about the Director Nominees”, “Director Qualifications and Nominations for Directors”, “The Board and Governance Matters”, “Committees of the Board of Directors”, “Report of the Audit and Qualified Legal Compliance Committee”, “Director Independence, Certain Relationships and Related Transactions”, “Named Executive Officers of the Company”, “Delinquent Section 16(a) Reports”, “Voting Securities and Ownership of Certain Beneficial Holders”, and “Code of Conduct, Code of Ethics, and Corporate Governance Documents”.

Item 11 - Executive Compensation

The response to this item is incorporated by reference to the Proxy Statement, under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Report of the Executive Compensation Committee on Executive Compensation”, and “Director Compensation”.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The response to this item is incorporated by reference to the Proxy Statement, under the caption “Voting Securities and Ownership of Certain Beneficial Holders”.

Item 13 - Certain Relationships and Related Transactions and Director Independence

The response to this item is incorporated by reference to the Proxy Statement, under the caption “Certain Relationships and Related Transactions”.

Item 14 - Principal Accounting Fees and Services

The response to this item is incorporated by reference to the Proxy Statement, under the caption “Report of the Audit and Qualified Legal Compliance Committee.”

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements:
Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.
(2)	Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	Exhibits:

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation	10-Q	000-25135	3.1	8/5/2016
3.2	Amended and Restated Bylaws	8-K	000-25135	3.2	8/21/2019
4.1	Form of 6.875% Fixed to Floating Rate Subordinated Note due December 10, 2025	8-K	000-25135	4.2	12/14/2015
4.2	Description of Bank of Commerce Holdings’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act					X
10.1*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998
10.2*	Form of Deferred Compensation Agreement used in connection with 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998
10.3*	Amendments to Form of 1993 Deferred Compensation Plan	10-K	000-25135	10.8	3/11/2014
10.4*	Amended and Restated 2013 Directors Deferred Compensation Plan and Participant Election Form	10-K	000-25135	10.12	3/9/2018
10.5*	Amended and Restated 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”)	DEF 14A	000-25135	Appendix A	3/9/2012
10.6*	Form of Stock Option Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.7	3/8/2016
10.7*	Form of Notice of Exercise of Stock Option used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.8	3/8/2016
10.8*	Form of Restricted Stock Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.9	3/8/2016
10.9*	Form of Stock Grant Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.10	3/8/2016
10.10*	Bank of Commerce Holdings 2019 Equity Incentive Plan	8-K	000-25135	10.1	5/23/19
10.11*	Form of Restricted Stock Agreement for 2019 Equity Incentive Plan					X
10.12*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013	10-K	000-25135	10.10	3/11/14
10.13*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014	10-K	000-25135	10.18	3/11/2014
10.14*	Amendment to the Salary Continuation Agreements	10-Q	000-25135	10.1	4/28/2017
10.15*	Amended and Restated Employment Agreement with Randall S. Eslick dated February 21, 2017.	10-K	000-25135	10.20	3/15/2017
10.16*	Amended and Restated Employment Agreement with James A. Sundquist dated February 21, 2017.	10-K	000-25135	10-21	3/15/17
10.17*	Amended and Restated Employment Agreement with Robert H. Muttera dated February 21, 2017.	10-K	000-25135	10-23	3/15/17

10.18*	Amendment to Amended and Restated Employment Agreement with Randall S. Eslick dated May 3, 2018	10-Q	000-2513	10.1	5/4/2018
10.19*	Amendment to Amended and Restated Employment Agreement with James A. Sundquist dated May 3, 2018	10-Q	000-2513	10.2	5/4/201/
10.20*	Amendment to Amended and Restated Employment Agreement with Robert H. Muttera dated May 3, 2018	10-Q	000-2513	10.4	5/4/2018
10.21*	Second Amendment to Employment Agreement with Randall S. Eslick dated March 6, 2020					X
10.22*	Second Amendment to Employment Agreement with James A. Sundquist dated March 6, 2020					X
10.23*	Second Amendment to Employment Agreement with Robert H. Muttera dated March 6, 2020					X
10.24*	Severance and Release Agreement with Samuel D. Jimenez effective January 28, 2020					X
10.25*	Form of Indemnification Agreement	8-K	000-2513	10.1	12/20/2017
10.26*	Subordinated Note Purchase Agreement between Bank of Commerce Holdings and The Purchasers named Herein, dated December 10, 2015	8-K	000-2513	10.3	12/14/2015
21.1	Subsidiaries of the Company					X
23.1	Consent of Moss Adams LLP					X
24	Power of Attorney (included on signature page to this report)					X
31.1	Certification of Randall S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of James A. Sundquist pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification pursuant to Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Executive Contract, Compensatory Plan or Arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2020.

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

Name	Title	Date

/s/ Randall S. Eslick	President and Chief Executive Officer	March 6, 2020

/s/ James A. Sundquist	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2020

/s/ Lyle L. Tullis	Chairman of the Board	March 6, 2020

/s/ Orin N. Bennett	Director	March 6, 2020

/s/ Gary R. Burks	Director	March 6, 2020

/s/ Joseph Q. Gibson	Director	March 6, 2020

/s/ Jon W. Halfhide	Director	March 6, 2020

/s/ David J. Inderkum	Director	March 6, 2020

/s/ Linda J. Miles	Director	March 6, 2020

/s/ Karl L. Silberstein	Director	March 6, 2020

/s/ Terence J. Street	Director	March 6, 2020

97