Form 10-Q
period 2020-03-31
Bank of Commerce Holdings
filed 2020-05-08
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of April 30, 2020: 16,738,685

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(Amounts in thousands, except share information)	2020	2019
Assets:
Cash and due from banks	$21,127	$21,338
Interest-bearing deposits in other banks	22,813	59,266
Total cash and cash equivalents	43,940	80,604

Securities available-for-sale, at fair value	285,077	286,950

Loans, net of deferred fees and costs	1,054,374	1,035,065
Allowance for loan and lease losses	(15,067)	(12,231)
Net loans	1,039,307	1,022,834

Premises and equipment, net	15,452	15,906
Other real estate owned	8	35
Life insurance	23,824	23,701
Deferred tax asset, net	3,149	4,553
Goodwill	11,671	11,671
Other intangible assets, net	4,618	4,809
Other assets	28,834	28,553
Total assets	$1,455,880	$1,479,616

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$419,315	$432,680
Demand - interest-bearing	231,276	239,258
Money market	314,687	307,559
Savings	133,552	135,888
Certificates of deposit	143,557	151,786
Total deposits	1,242,387	1,267,171

Term debt:
Federal Home Loan Bank of San Francisco borrowings	10,000	—
Other borrowings	10,000	10,000
Less unamortized debt issuance costs	(31)	(43)
Net term debt	19,969	9,957

Junior subordinated debentures	10,310	10,310
Other liabilities	17,556	17,700
Total liabilities	1,290,222	1,305,138

Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: issued and outstanding - 16,796,262 as of March 31, 2020 and 18,137,167 as of December 31, 2019	59,067	71,311
Retained earnings	100,644	100,566
Accumulated other comprehensive income, net of tax	5,947	2,601
Total shareholders' equity	165,658	174,478
Total liabilities and shareholders' equity	$1,455,880	$1,479,616

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands, except per share information)	2020	2019
Interest income:
Interest and fees on loans	$12,338	$12,031
Interest on taxable securities	1,582	1,764
Interest on tax-exempt securities	271	387
Interest on interest-bearing deposits in other banks	154	245
Total interest income	14,345	14,427
Interest expense:
Interest on demand - interest-bearing	100	126
Interest on money market	403	289
Interest on savings	118	111
Interest on certificates of deposit	464	490
Interest on Federal Home Loan Bank of San Francisco borrowings	—	55
Interest on other borrowings	184	239
Interest on junior subordinated debentures	90	113
Total interest expense	1,359	1,423
Net interest income	12,986	13,004
Provision for loan and lease losses	2,850	—
Net interest income after provision for loan and lease losses	10,136	13,004
Noninterest income:
Service charges on deposit accounts	169	169
ATM and point of sale fees	268	265
Payroll and benefit processing fees	170	171
Life insurance	123	129
Gain on sale of investment securities, net	84	92
Federal Home Loan Bank of San Francisco dividends	130	121
(Loss) gain on sale of OREO	(23)	23
Other (loss) income	(29)	87
Total noninterest income	892	1,057
Noninterest expense:
Salaries and related benefits	5,887	5,729
Premises and equipment	854	975
Federal Deposit Insurance Corporation insurance premium	36	100
Data processing	531	576
Professional services	334	303
Telecommunications	171	173
Acquisition and merger	—	1,930
Other expenses	1,970	1,137
Total noninterest expense	9,783	10,923
Income before provision for income taxes	1,245	3,138
Provision for income taxes	329	832
Net income	$916	$2,306

Earnings per share - basic	$0.05	$0.13
Weighted average shares - basic	17,695	17,489
Earnings per share - diluted	$0.05	$0.13
Weighted average shares - diluted	17,747	17,552

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2020	2019
Net income	$916	$2,306

Available-for-sale securities:
Changes in unrealized gains arising during the period	4,833	3,661
Income taxes	(1,429)	(1,082)
Change in unrealized gains , net of tax	3,404	2,579

Reclassification adjustment for realized gains included in net income	(84)	(92)
Income taxes	26	27
Realized gains, net of tax	(58)	(65)
Net change in unrealized gains on available-for-sale securities	3,346	2,514
Other comprehensive income	3,346	2,514
Comprehensive income – Bank of Commerce Holdings	$4,262	$4,820

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accumulated Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss) Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2019	16,334	$52,284	$89,045	$(3,008)	$138,321
Net income	—	—	2,306	—	2,306
Other comprehensive income, net of tax	—	—	—	2,514	2,514
Comprehensive income	—	—	—	—	4,820
Dividend declared on common stock ($0.04 per share)	—	—	(725)	—	(725)
Stock issued for Merchants acquisition	1,834	19,606	—	—	19,606
Stock compensation grants	6	58	—	—	58
Restricted stock granted, net	31	—	—	—	—
Stock options exercised	8	40	—	—	40
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	(22)	—	—	(22)
Balance at March 31, 2019	18,213	$71,966	$90,626	$(494)	$162,098
Net income	—	—	3,644	—	3,644
Other comprehensive income, net of tax	—	—	—	2,897	2,897
Comprehensive income	—	—	—	—	6,541
Dividend declared on common stock ($0.05 per share)	—	—	(907)	—	(907)
Restricted stock granted, net	1	—	—	—	—
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	121	—	—	121
Balance at June 30, 2019	18,214	$72,087	$93,363	$2,403	$167,853
Net income	—	—	4,642	—	4,642
Other comprehensive loss, net of tax	—	—	—	(66)	(66)
Comprehensive income	—	—	—	—	4,576
Dividend declared on common stock ($0.05 per share)	—	—	(905)	—	(905)
Restricted stock granted, net	(2)	—	—	—	—
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	113	—	—	113
Balance at September 30, 2019	18,212	$72,200	$97,100	$2,337	$171,637
Net income	—	—	4,369	—	4,369
Other comprehensive income, net of tax	—	—	—	264	264
Comprehensive income	—	—	—	—	4,633
Dividend declared on common stock ($0.05 per share)	—	—	(903)	—	(903)
Repurchase of common stock	(91)	(1,010)	—	—	(1,010)
Restricted stock granted, net	13	—	—	—	—
Stock options exercised	3	12	—	—	12
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	109	—	—	109
Balance at December 31, 2019	18,137	$71,311	$100,566	$2,601	$174,478

				Accumulated Other
		Common		Comprehensive
	Common	Stock	Retained	Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2020	18,137	$71,311	$100,566	$2,601	$174,478
Net income	—	—	916	—	916
Other comprehensive income, net of tax	—	—	—	3,346	3,346
Comprehensive income	—	—	—	—	4,262
Dividend declared on common stock ($0.05 per share)	—	—	(838)	—	(838)
Repurchase of common stock	(1,352)	(12,230)	—	—	(12,230)
Restricted stock granted, net	11	—	—	—	—
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	(14)	—	—	(14)
Balance at March 31, 2020	16,796	$59,067	$100,644	$5,947	$165,658

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2020	2019
Cash flows from operating activities:
Net income	$916	$2,306
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,850	—
Provision for unfunded commitments	—	(100)
Provision for depreciation and amortization	303	417
Amortization of core deposit intangible	191	146
Amortization of debt issuance costs	12	12
Compensation expense associated with restricted stock	106	72
Tax benefits from vesting of restricted stock	3	(4)
Net gain on sale or call of securities	(84)	(92)
Amortization of investment premiums and accretion of discounts, net	320	343
Amortization of premiums and accretion of discounts on acquired loans, net	(332)	(299)
Loss on disposal of fixed assets	232	—
Loss (gain) on sale of OREO	23	(23)
Increase in cash surrender value of life insurance	(123)	(129)
Deferred compensation and salary continuation plan payments	(271)	(219)
Increase in deferred compensation and salary continuation plans	214	238
Decrease (increase) in deferred loan fees and costs	33	(54)
(Increase) decrease in other assets	(1,602)	595
Increase in other liabilities	976	53
Net cash provided by operating activities	3,767	3,262

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	17,410	11,101
Proceeds from sale of available-for-sale securities	29,339	67,402
Purchases of available-for-sale securities	(40,038)	(5,204)
Loan originations, net of principal repayments	(24,900)	(14,973)
Net repayment on loan pools	5,868	12,100
Purchase of premises and equipment	(85)	(460)
Proceeds from the sale of OREO	12	54
Acquisition of Merchants Holding Company, net of cash paid	—	(2,875)
Net cash (used) provided by investing activities	(12,394)	67,145

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2020	2019
Cash flows from financing activities:
Net decrease in demand, money market and savings	$(16,555)	$(53,469)
Net decrease in certificates of deposit	(8,229)	(20,169)
Advances on term debt	10,000	130,000
Repayment of term debt	—	(110,900)
Proceeds from stock options exercised	—	40
Repurchase of common stock	(12,230)	—
Cash paid for shares surrendered for tax-withholding purposes	(120)	(94)
Cash dividends paid on common stock	(903)	(651)
Net cash used by financing activities	(28,037)	(55,243)

Net (decrease) increase in cash and cash equivalents	(36,664)	15,164
Cash and cash equivalents at beginning of year	80,604	47,365
Cash and cash equivalents at end of period	$43,940	$62,529

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2020	2019
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$350	$1,040
Interest	$1,167	$1,232
Operating leases	$246	$215
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$8	$34
Investment in qualified affordable housing partnership	$1,000	$—

Unrealized gain on investment securities available-for-sale, net of gains included in net income	$4,749	$3,569
Changes in net deferred tax asset related to changes in net unrealized gain on investment securities available-for-sale	(1,403)	(1,055)
Changes in accumulated other comprehensive income due to net unrealized gain on investment securities available-for-sale	$3,346	$2,514

Supplemental disclosures of non cash financing activities:
Stock issued under employee plans	$—	$58
Cash dividend declared on common shares and payable after period-end	$838	$725
Right-of-use lease asset recorded on adoption of ASU No. 2016-02	$—	$3,998
Lease liability recorded on adoption of ASU No. 2016-02	$—	$4,363
Transactions related to the acquisition of Merchants Holding Company:
Assets acquired - fair value	$—	$215,055
Goodwill	$—	$11,006
Liabilities assumed - fair value	$—	$191,154

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Merchants Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) and for Bank of Commerce Mortgage (inactive). The Bank, which previously operated under three separate names, changed its name for all operations to Merchants Bank of Commerce effective May 20, 2019. We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 are derived from the unaudited interim consolidated financial statements, audited consolidated financial statements, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking and securities industries. In preparing such consolidated financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the Consolidated Balance Sheets and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the valuation and impairment of investment securities, the determination of the allowance for loan and lease losses (“ALLL”), income taxes, the valuation of goodwill and Other Real Estate Owned (“OREO”), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income or shareholders' equity. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2019 Annual Report on Form 10-K. The consolidated results of operations and cash flows for the 2020 interim period shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2020 and December 31, 2019, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. We have not consolidated the accounts of the Trust in our consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”), Consolidation (“ASC 810”). We are not considered the primary beneficiary of the Trust (variable interest entity). As a result, the junior subordinated debentures issued by the Holding Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

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

Application of new accounting guidance

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove, modify, and add disclosure requirements for the fair value reporting of assets and liabilities. The modifications and additions relate to Level 3 fair value measurements at the end of the reporting period. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted the requirements of this ASU on January 1, 2020 and added disclosure about significant observable inputs used to develop Level 3 fair value measurements prospectively. As the ASU’s requirements only relate to disclosures, the amendments will not impact our financial condition or results of operations.

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

The following is a computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended
(Amounts in thousands, except per share information)	March 31,
Earnings Per Share	2020	2019
Numerators:
Net income	$916	$2,306
Denominators:
Weighted average number of common shares outstanding - basic (1)	17,695	17,489
Effect of potentially dilutive common shares (2)	52	63
Weighted average number of common shares outstanding - diluted	17,747	17,552
Earnings per common share:
Basic	$0.05	$0.13
Diluted	$0.05	$0.13
Anti-dilutive options not included in diluted earnings per share calculation	—	—
Anti-dilutive restricted shares not included in diluted earnings per share calculation	—	—
(1) Excludes unvested restricted shares because they do not have dividend or voting rights
(2) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

On September 18, 2019, we announced that our Board of Directors had authorized a stock repurchase program. The program was effective immediately and authorized the Company to purchase up to 1.0 million shares of common stock over a period ending March 31, 2020. On February 21, 2020, we announced that our Board of Directors increased the number of shares that may be purchased from 1.0 million to 1.5 million shares of common stock, and extended the program by one year to March 31, 2021. During the first quarter of 2020 and the fourth quarter of 2019, we repurchased 1,351,922 and 90,501 shares of common stock, respectively. The remaining 57,577 shares under the program were repurchased during the first week of April 2020. All 1.5 million shares were repurchased at a total cost of $13.6 million including commissions, or an average of $9.11 per share.

NOTE 3. SECURITIES

The following tables present the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of March 31, 2020, and December 31, 2019.

	As of March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Values
Available-for-sale securities:
U.S. government & agencies	$35,487	$575	$(19)	$36,043
Obligations of state and political subdivisions	60,828	2,488	(53)	63,263
Residential mortgage-backed securities and collateralized mortgage obligations	155,252	5,728	(541)	160,439
Corporate securities	3,001	3	(21)	2,983
Commercial mortgage-backed securities	16,891	543	(6)	17,428
Other asset-backed securities	5,176	—	(255)	4,921
Total	$276,635	$9,337	$(895)	$285,077

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Values
Available-for-sale securities:
U.S. government & agencies	$38,291	$469	$(27)	$38,733
Obligations of state and political subdivisions	40,702	1,422	(26)	42,098
Residential mortgage-backed securities and collateralized mortgage obligations	179,114	2,163	(442)	180,835
Corporate securities	3,005	6	(45)	2,966
Commercial mortgage-backed securities	19,126	221	(40)	19,307
Other asset-backed securities	3,019	—	(8)	3,011
Total	$283,257	$4,281	$(588)	$286,950

The following table presents the expected maturities of investment securities at March 31, 2020.

	Available-For-Sale
(Amounts in thousands)	Amortized Costs	Fair Values
Amounts maturing in:
One year or less	$6,119	$6,127
One year through five years	113,504	117,594
Five years through ten years	88,844	91,394
After ten years	68,168	69,962
Total	$276,635	$285,077

The amortized costs and fair values of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

At March 31, 2020 and December 31, 2019, securities with a fair value of $84.7 million and $81.4 million, respectively, were pledged as collateral to secure public fund deposits, Federal Home Loan Bank of San Francisco borrowings and for other purposes as required by law.

The following table presents the cash proceeds from sales of investment securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Proceeds from sales of investment securities	$29,339	$67,402

Gross realized gains on sales of investment securities:
U.S. government & agencies	$—	$33
Obligations of state and political subdivisions	48	181
Residential mortgage-backed securities and collateralized mortgage obligations	84	47
Commercial mortgage-backed securities	36	—
Total gross realized gains on sales of investment securities	168	261

Gross realized losses on sales of investment securities:
U.S. government & agencies	—	(4)
Obligations of state and political subdivisions	(4)	(77)
Residential mortgage-backed securities and collateralized mortgage obligations	(80)	(86)
Commercial mortgage-backed securities	—	(2)
Total gross realized losses on sales of investment securities	(84)	(169)
Gain on sales of investment securities, net	$84	$92

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Investment securities that were in an unrealized loss position as of March 31, 2020 and December 31, 2019 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of March 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Values	Losses	Values	Losses	Values	Losses
Available-for-sale securities:
U.S. government & agencies	$4,061	$(8)	$1,758	$(11)	$5,819	$(19)
Obligations of state and political subdivisions	3,125	(53)	—	—	3,125	(53)
Residential mortgage-backed securities and collateralized mortgage obligations	17,165	(453)	4,358	(88)	21,523	(541)
Corporate securities	—	—	979	(21)	979	(21)
Commercial mortgage-backed securities	—	—	4,432	(6)	4,432	(6)
Other asset-backed securities	4,921	(255)	—	—	4,921	(255)
Total temporarily impaired securities	$29,272	$(769)	$11,527	$(126)	$40,799	$(895)

	As of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Values	Losses	Values	Losses	Values	Losses
Available-for-sale securities:
U.S. government & agencies	$6,473	$(25)	$380	$(2)	$6,853	$(27)
Obligations of state and political subdivisions	2,249	(26)	—	—	2,249	(26)
Residential mortgage-backed securities and collateralized mortgage obligations	31,817	(207)	22,166	(235)	53,983	(442)
Corporate securities	—	—	955	(45)	955	(45)
Commercial mortgage-backed securities	1,464	(1)	4,549	(39)	6,013	(40)
Other asset-backed securities	3,011	(8)	—	—	3,011	(8)
Total temporarily impaired securities	$45,014	$(267)	$28,050	$(321)	$73,064	$(588)

At March 31, 2020 and December 31, 2019, the number of securities that were in an unrealized loss position was 46 and 63, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Our investment policy requires securities at the time of purchase to be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies. Management monitors the published credit ratings of our investment portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, we have no plans to sell the securities before the recovery of their amortized cost, and the Bank has the ability to hold the securities to maturity these investments are not considered other-than-temporarily impaired.

The following table presents the characteristics of our securities that are in unrealized loss positions at March 31, 2020 and December 31, 2019.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	March 31, 2020 and December 31, 2019
U.S. government & agencies	Direct obligations of the U.S. Government or obligations guaranteed by U.S. Government agencies.
Obligations of state and political subdivisions	General obligation issuances or revenue securities secured by revenues from specific sources issued by municipalities and political subdivisions located within the U.S.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at March 31, 2020 and December 31, 2019, 83% and 79% were issued or guaranteed by U.S. government sponsored entities, respectively.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations of U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at March 31, 2020 and December 31, 2019, 100% were issued or guaranteed by U.S. government sponsored entities.

Other asset-backed securities	Obligations secured by high quality loans with good credit enhancements issued by non-governmental issuers.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. LOANS

Outstanding loan balances consisted of the following at March 31, 2020, and December 31, 2019.

(Amounts in thousands)	March 31,	December 31,
Loan Portfolio	2020	2019
Commercial	$138,870	$141,197
Commercial real estate:
Real estate - construction and land development	34,394	26,830
Real estate - commercial non-owner occupied	514,052	493,920
Real estate - commercial owner occupied	217,319	218,833
Residential real estate:
Real estate - residential - Individual Tax Identification Number (“ITIN”)	31,998	33,039
Real estate - residential - 1-4 family mortgage	62,533	63,661
Real estate - residential - equity lines	23,158	22,099
Consumer and other	29,921	33,324
Gross loans	1,052,245	1,032,903
Deferred fees and costs	2,129	2,162
Loans, net of deferred fees and costs	1,054,374	1,035,065
Allowance for loan and lease losses	(15,067)	(12,231)
Net loans	$1,039,307	$1,022,834

Certain loans are pledged as collateral for lines of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. Pledged loans totaled $549.0 million and $542.1 million at March 31, 2020 and December 31, 2019, respectively.

When we purchase loans, they are typically purchased at a discount to enhance yield and compensate for credit risk. We have no purchased credit impaired loans as of March 31, 2020, and December 31, 2019. Gross loan balances in the table above include net purchase discounts of $1.3 million and $1.5 million as of March 31, 2020, and December 31, 2019, respectively.

Gross loan balances in the table above at March 31, 2020 include a fair value discount of $1.5 million for loans acquired from Merchants during the first quarter of 2019. We recorded $163 thousand and $48 thousand in accretion of the discount for these loans during the three months ended March 31, 2020 and 2019, respectively.

Past Due Loans

Past due loans (gross), segregated by loan portfolio were as follows, as of March 31, 2020, and December 31, 2019.

(Amounts in thousands) Past Due Loans at March 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 or Greater Days Past Due	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
Commercial	$710	$—	$—	$710	$138,160	$138,870	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	34,394	34,394	—
Real estate - commercial non-owner occupied	1,097	—	—	1,097	512,955	514,052	—
Real estate - commercial owner occupied	654	—	3,103	3,757	213,562	217,319	—
Residential real estate:
Real estate - residential - ITIN	513	57	119	689	31,309	31,998	—
Real estate - residential - 1-4 family mortgage	—	—	—	—	62,533	62,533	—
Real estate - residential - equity lines	61	29	—	90	23,068	23,158	—
Consumer and other	138	66	2	206	29,715	29,921	2
Total	$3,173	$152	$3,224	$6,549	$1,045,696	$1,052,245	$2

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands) Past Due Loans at December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 or Greater Days Past Due	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
Commercial	$71	$—	$—	$71	$141,126	$141,197	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	26,830	26,830	—
Real estate - commercial non-owner occupied	—	—	—	—	493,920	493,920	—
Real estate - commercial owner occupied	655	—	3,103	3,758	215,075	218,833	—
Residential real estate:
Real estate - residential - ITIN	371	323	43	737	32,302	33,039	—
Real estate - residential - 1-4 family mortgage	—	—	—	—	63,661	63,661	—
Real estate - residential - equity lines	100	—	—	100	21,999	22,099	—
Consumer and other	200	50	—	250	33,074	33,324	—
Total	$1,397	$373	$3,146	$4,916	$1,027,987	$1,032,903	$—

Nonaccrual Loans

Nonaccrual loans, segregated by loan portfolio, were as follows as of March 31, 2020 and December 31, 2019.

(Amounts in thousands)	March 31,	December 31,
Nonaccrual Loans	2020	2019
Commercial	$39	$61
Commercial real estate:
Real estate - commercial owner occupied	3,103	3,103
Residential real estate:
Real estate - residential - ITIN	1,878	2,221
Real estate - residential - 1-4 family mortgage	184	191
Consumer and other	39	40
Total	$5,243	$5,616

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $58 thousand and $158 thousand for the three months ended March 31, 2020 and 2019, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. The following tables summarize impaired loans by loan portfolio as of March 31, 2020 and December 31, 2019.

	As of March 31, 2020
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$71	$231	$—
Commercial real estate:
Real estate - commercial owner occupied	3,103	3,103	—
Residential real estate:
Real estate - residential - ITIN	5,233	6,899	—
Real estate - residential - 1-4 family mortgage	184	310	—
Total with no related allowance recorded	$8,591	$10,543	$—

With an allowance recorded:
Commercial	$560	$561	$160
Residential real estate:
Real estate - residential - ITIN	536	537	35
Real estate - residential - equity lines	226	226	113
Consumer and other	39	39	10
Total with an allowance recorded	$1,361	$1,363	$318

By loan portfolio:
Commercial	$631	$792	$160
Commercial real estate	3,103	3,103	—
Residential real estate	6,179	7,972	148
Consumer and other	39	39	10
Total impaired loans	$9,952	$11,906	$318

	As of December 31, 2019
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$94	$251	$—
Commercial real estate:
Real estate - commercial owner occupied	3,103	3,103	—
Residential real estate:
Real estate - residential - ITIN	5,723	7,386	—
Real estate - residential - 1-4 family mortgage	191	313	—
Total with no related allowance recorded	$9,111	$11,053	$—

With an allowance recorded:
Commercial	$562	$563	$159
Residential real estate:
Real estate - residential - ITIN	455	455	38
Real estate - residential - equity lines	231	231	116
Consumer and other	40	40	11
Total with an allowance recorded	$1,288	$1,289	$324

By loan portfolio:
Commercial	$656	$814	$159
Commercial real estate	3,103	3,103	—
Residential real estate	6,600	8,385	154
Consumer and other	40	40	11
Total impaired loans	$10,399	$12,342	$324

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan portfolio for the three months ended March 31, 2020 and 2019.

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized
Commercial	$640	$9	$2,021	$17
Commercial real estate:
Real estate - commercial non-owner occupied	—	—	8,412	11
Real estate - commercial owner occupied	3,103	—	—	—
Residential real estate:
Real estate - residential - ITIN	5,957	37	6,874	42
Real estate - residential - 1-4 family mortgage	186	—	184	—
Real estate - residential - equity lines	228	4	401	5
Consumer and other	39	—	23	—
Total	$10,153	$50	$17,915	$75

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

Troubled Debt Restructurings

At March 31, 2020 and December 31, 2019, impaired loans of $4.7 million and $4.8 million, respectively, were classified as performing troubled debt restructured loans.

For a troubled debt restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of March 31, 2020 and December 31, 2019, we had no obligations to lend additional funds on any troubled debt restructured loans.

As of March 31, 2020, we had $6.3 million in troubled debt restructurings compared to $6.5 million as of December 31, 2019. As of March 31, 2020, we had 97 loans that qualified as troubled debt restructurings, of which 93 were performing according to their restructured terms. Troubled debt restructurings represented 0.60% of gross loans as of March 31, 2020, compared to 0.63% at December 31, 2019. We do not have any new troubled debt restructurings for the three months ended March 31, 2020 and 2019. There were no loans modified as a troubled debt restructuring within the previous twelve months for which there was a payment default (after restructuring) during the three months ended March 31, 2020.

Performing and Nonperforming Loans

We define a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of original contractual principal and interest is likely. We define a nonperforming loan as an impaired loan, which may be on nonaccrual, or is 90 days past due and still accruing, or has been restructured and does not comply with its modified terms, and our ultimate collection of original contractual principal and interest is uncertain. Performing and nonperforming loans, segregated by loan portfolio, were as follows at March 31, 2020 and December 31, 2019.

(Amounts in thousands)	March 31, 2020
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$138,831	$39	$138,870
Commercial real estate:
Real estate - construction and land development	34,394	—	34,394
Real estate - commercial non-owner occupied	514,052	—	514,052
Real estate - commercial owner occupied	214,216	3,103	217,319
Residential real estate:
Real estate - residential - ITIN	30,120	1,878	31,998
Real estate - residential - 1-4 family mortgage	62,349	184	62,533
Real estate - residential - equity lines	23,158	—	23,158
Consumer and other	29,880	41	29,921
Total	$1,047,000	$5,245	$1,052,245

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands)	December 31, 2019
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$141,136	$61	$141,197
Commercial real estate:
Real estate - construction and land development	26,830	—	26,830
Real estate - commercial non-owner occupied	493,920	—	493,920
Real estate - commercial owner occupied	215,730	3,103	218,833
Residential real estate:
Real estate - residential - ITIN	30,818	2,221	33,039
Real estate - residential - 1-4 family mortgage	63,470	191	63,661
Real estate - residential - equity lines	22,099	—	22,099
Consumer and other	33,284	40	33,324
Total	$1,027,287	$5,616	$1,032,903

Short Term Loan Modifications

We are responding to the needs of our borrowers in accordance with the regulatory guidance to grant short-term COVID-19 related loan modifications. These modified loans are not troubled debt restructurings and are not considered to be past due or non-performing. We have granted deferrals ranging from 3 to 6 months determined on a case-by-case basis considering the nature of the business and the impact of COVID-19. As of April 24, 2020 we have received 124 requests for short term loan modifications totaling $82.9 million. Of those requests, we have approved 120 requests totaling $78.0 million.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize loans by internal risk grades and by loan class as of March 31, 2020 and December 31, 2019.

	As of March 31, 2020
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$121,692	$15,166	$1,875	$137	$—	$138,870
Commercial real estate:
Real estate - construction and land development	34,376	18	—	—	—	34,394
Real estate - commercial non-owner occupied	481,281	31,265	409	1,097	—	514,052
Real estate - commercial owner occupied	195,457	9,517	—	12,345	—	217,319
Residential real estate:
Real estate - residential - ITIN	27,955	—	—	4,043	—	31,998
Real estate - residential - 1-4 family mortgage	60,724	232	671	906	—	62,533
Real estate - residential - equity lines	23,072	—	—	86	—	23,158
Consumer and other	29,882	—	—	39	—	29,921
Total	$974,439	$56,198	$2,955	$18,653	$—	$1,052,245

	As of December 31, 2019
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$125,222	$14,974	$833	$168	$—	$141,197
Commercial real estate:
Real estate - construction and land development	26,810	20	—	—	—	26,830
Real estate - commercial non-owner occupied	454,493	32,902	5,424	1,101	—	493,920
Real estate - commercial owner occupied	195,950	7,224	1,220	14,439	—	218,833
Residential real estate:
Real estate - residential - ITIN	28,609	—	—	4,430	—	33,039
Real estate - residential - 1-4 family mortgage	62,485	985	—	191	—	63,661
Real estate - residential - equity lines	22,012	—	—	87	—	22,099
Consumer and other	33,283	—	—	41	—	33,324
Total	$948,864	$56,105	$7,477	$20,457	$—	$1,032,903

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $141 thousand and $100 thousand at March 31, 2020 and December 31, 2019, respectively.

Allowance for Loan and Lease Losses

The following tables summarize the ALLL by portfolio for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31, 2020
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$1,822	$8,096	$1,032	$933	$348	$12,231
Charge-offs	—	—	(6)	(163)	—	(169)
Recoveries	7	—	44	104	—	155
Provision	654	1,803	211	98	84	2,850
Ending balance	$2,483	$9,899	$1,281	$972	$432	$15,067

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended March 31, 2019
(Amounts in thousands)		Commercial	Residential
ALLL by Loan Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$2,205	$7,116	$1,173	$1,356	$442	$12,292
Charge-offs	—	—	(68)	(280)	—	(348)
Recoveries	153	—	82	63	—	298
Provision	121	(160)	24	(83)	98	—
Ending balance	$2,479	$6,956	$1,211	$1,056	$540	$12,242

While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ. The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2020 and December 31, 2019, the unallocated allowance amount represented 3% of the ALLL. The following tables summarize the ALLL and the recorded investment in loans and leases as of March 31, 2020 and December 31, 2019.

	As of March 31, 2020
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$160	$—	$148	$10	$—	$318
Collectively evaluated for impairment	2,323	9,899	1,133	962	432	14,749
Total	$2,483	$9,899	$1,281	$972	$432	$15,067
Gross loans:
Individually evaluated for impairment	$631	$3,103	$6,179	$39	$—	$9,952
Collectively evaluated for impairment	138,239	762,662	111,510	29,882	—	1,042,293
Total gross loans	$138,870	$765,765	$117,689	$29,921	$—	$1,052,245

	As of December 31, 2019
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$159	$—	$154	$11	$—	$324
Collectively evaluated for impairment	1,663	8,096	878	922	348	11,907
Total	$1,822	$8,096	$1,032	$933	$348	$12,231
Gross loans:
Individually evaluated for impairment	$656	$3,103	$6,600	$40	$—	$10,399
Collectively evaluated for impairment	140,541	736,480	112,199	33,284	—	1,022,504
Total gross loans	$141,197	$739,583	$118,799	$33,324	$—	$1,032,903

The ALLL totaled $15.1 million or 1.43% of total gross loans at March 31, 2020 and $12.2 million or 1.18% at December 31, 2019. As of March 31, 2020 and December 31, 2019, we had commitments to extend credit of $276.3 million and $275.1 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 was $695 thousand.

We believe that the ALLL was adequate as of March 31, 2020. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

ALLL Methodology

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

The ALLL is based upon estimates of future loan and lease losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan and lease portfolio. Our ALLL methodology incorporates management’s current judgments, and reflects management’s estimate of future loan and lease losses and risks inherent in the loan portfolio in accordance with ASC Topic 450 Contingencies and ASC Topic 310 Receivables.

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

COVID‐19

The COVID‐19 Pandemic which suddenly unfolded in Q1 2020 is having a dramatic worldwide economic effect, with significant drop in GDP’s projected for 2020. This will inevitably result in economic recession and increased loan losses, particularly in certain hard hit industries such as airlines, travel and hospitality, retail and energy sectors. As a result, we have significantly increased our qualitative credit risk factor for “Changes in international, national, regional and local conditions,”

Impaired loans

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

Risk Characteristics and Underwriting

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Concentrations of Credit Risk

As of March 31, 2020, approximately 84% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

Credit review

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

NOTE 5. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

We have invested in five separate LIHTC partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 23-year period. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 2% and 6% over the life of the investment. None of the original investments will be repaid.

Our investments in Qualified Affordable Housing Partnerships totaled $3.4 million at March 31, 2020. These investments are recorded in Other Assets with a corresponding funding obligation of $1.3 million recorded in Other Liabilities in our Consolidated Balance Sheets. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense. During the first quarter of 2020, we invested $1.0 million in an additional LIHTC partnership, Boston Capital.

The following tables present our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at March 31, 2020 and 2019. In addition, the tables reflect the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the three months ended March 31, 2020 and 2019.

	At March 31, 2020			For the Three Months Ended March 31, 2020
(Amounts in thousands) Qualified Affordable Housing Partnerships	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits	Amortization of Investments	Net Income Tax Benefit (Expense)
Raymond James California Housing Opportunities Fund II	$2,000	$807	$22	$50	$45	$5
WNC Institutional Tax Credit Fund 38, L.P.	1,000	379	—	26	21	5
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,013	316	56	54	2
California Affordable Housing Fund	2,454	200	—	6	10	(4)
Boston Capital	1,000	990	1,000	16	10	6
Total	$8,954	$3,389	$1,338	$154	$140	$14

	At December 31, 2019			For the Three Months Ended March 31, 2019
(Amounts in thousands) Qualified Affordable Housing Partnerships	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits	Amortization of Investments	Net Income Tax Benefit (Expense)
Raymond James California Housing Opportunities Fund II	$2,000	$852	$22	$50	$45	$5
WNC Institutional Tax Credit Fund 38, L.P.	1,000	400	—	27	23	4
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,067	316	56	55	1
California Affordable Housing Fund	2,454	210	—	6	9	(3)
Total	$7,954	$2,529	$338	$139	$132	$7

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended
	March 31, 2020		March 31, 2019
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$43	$7	$43	$7
WNC Institutional Tax Credit Fund 38, L.P.	22	4	23	4
Merritt Community Capital Corporation Fund XV, L.P.	48	8	48	8
California Affordable Housing Fund	—	6	—	6
Boston Capital	11	5	—	—
Total	$124	$30	$114	$25

The following table reflects the anticipated net income tax benefit and (expense) at March 31, 2020, that is expected to be recognized over the remaining lives of the investments.

(Amounts in thousands)
Qualified Affordable Housing Partnerships:					2024
Anticipated income tax benefit, net less					and
amortization of investments	2020	2021	2022	2023	thereafter	Total
Raymond James California Housing Opportunities Fund II	$14	$19	$19	$18	$16	$86
WNC Institutional Tax Credit Fund 38, L.P.	12	16	14	13	14	69
Merritt Community Capital Corporation Fund XV, L.P.	3	3	3	3	4	16
California Affordable Housing Fund	(10)	(14)	(13)	(35)	—	(72)
Boston Capital	11	23	24	23	171	252
Total income tax benefit, net	$30	$47	$47	$22	$205	$351

NOTE 6. TERM DEBT

Term debt at March 31, 2020 and December 31, 2019 consisted of the following.

(Amounts in thousands)	March 31, 2020	December 31, 2019
Federal Home Loan Bank of San Francisco borrowings	$10,000	$—
Subordinated Debt	10,000	10,000
Unamortized debt issuance costs	(31)	(43)
Net term debt	$19,969	$9,957

Future contractual maturities of term debt at March 31, 2020 are as follows.

(Amounts in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Federal Home Loan Bank of San Francisco borrowings	$10,000	$—	$—	$—	$—	$—	$10,000
Subordinated Debt	—	—	—	—	—	10,000	10,000
Total future maturities	$10,000	$—	$—	$—	$—	$10,000	$20,000

Federal Home Loan Bank of San Francisco Borrowings

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $412.4 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate secured loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and certain pledged securities held in the Bank’s investment securities portfolio.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The Bank had $10.0 million in borrowings from the Federal Home Loan Bank of San Francisco at March 31, 2020. The borrowing had no stated maturity and an interest rate that resets daily. There were no borrowings outstanding from the Federal Home Loan Bank of San Francisco at December 31, 2019. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the three months ended March 31, 2020 and year ended December 31, 2019 was $220 thousand and $9.6 million, respectively. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco at any month end during the three months ended March 31, 2020 and year ended December 31, 2019 was $10.0 million and $40.0 million, respectively. The weighted average interest rate on Federal Home Loan Bank of San Francisco borrowings at March 31, 2020 was 0.21%. As of March 31, 2020, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $7.4 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

We have pledged $529.2 million of our commercial real estate and residential real estate loans as collateral for the line of credit with the Federal Home Loan Bank of San Francisco. As of March 31, 2020, we also pledged $29.4 million in securities to the Federal Home Loan Bank of San Francisco.

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

Federal Funds

We have entered into nonbinding unsecured federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $35.0 million at March 31, 2020 and had interest rates ranging from 0.50% to 1.18%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually. At March 31, 2020 and December 31, 2019, we had no outstanding federal funds purchased balances and no outstanding advances on any of the Bank’s lines of credit.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $12.7 million subject to collateral requirements, namely the amount of certain pledged loans. At March 31, 2020 and December 31, 2019, we had no outstanding advances on our line of credit with the Federal Reserve Bank. As of March 31, 2020, we have pledged $19.8 million of our commercial loans as collateral for the credit line with the Federal Reserve Bank.

In April of 2020, we received approval to participate in the Federal Reserve Bank Paycheck Protection Program Liquidity Facility (‘PPPLF”). The credit facility provides term funding for loans made under the Small Business Administration’s Paycheck Protection Program (“PPP”). Advances under the program will be collateralized with PPP loans, bear a fixed rate of interest at 0.35% and are to be repaid as the underlying loans are paid down, forgiven, or sold to SBA. Participating institutions will receive preferential capital treatment for the loans that are funded with this borrowing facility.

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

The following table presents a summary of our commitments and contingent liabilities at March 31, 2020 and December 31, 2019.

(Amounts in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$268,331	$267,248
Standby letters of credit	4,537	4,406
Affordable housing grant sponsorships	3,338	3,338
Access to housing and economic assistance for development grant sponsorships	110	110
Total commitments and contingent liabilities	$276,316	$275,102

We were not required to perform on any financial guarantees during the three months ended March 31, 2020, or during the year ended December 31, 2019. At March 31, 2020, approximately $4.0 million of standby letters of credit will expire within one year, and $550 thousand will expire thereafter.

Affordable Housing Grants and Access to Housing and Economic Assistance for Development Grant Sponsorships

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

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities in the Consolidated Balance Sheets, was $695 thousand at March 31, 2020 and December 31, 2019. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

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

Concentrations of Credit Risk

We grant many loans collateralized by real estate. In our judgment, a concentration exists in real estate related loans, which represented approximately 84% and 83% of our gross loan portfolio at March 31, 2020 and December 31, 2019, respectively. We underwrite real estate loans in accordance with loan policies that set underwriting criteria, including property types, loan-to-value limits and minimum debt service coverage ratios. We employ a variety of real estate concentration risk management tools including monitoring of limits on concentration levels, limits by property type and geography, annual property reviews including site visits and portfolio stress testing.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. LEASES

We lease eight locations under non-cancelable operating leases. The leases contain various provisions for increases in rental rates based on predetermined escalation schedules. Substantially all of the leases include the option to extend or terminate the lease term one or more times following expiration of the initial term at a rental rate established in the lease. For leases where we are reasonably certain that we will exercise the option to renew the lease, we have recognized those options in our right-of-use lease asset and liability. We had no other (financing, short-term or variable) lease arrangements during the current period or the prior year.

We have applied ASC Topic 842 as of January 1, 2019 and elected the practical expedients package for all of our leases. In accordance with the practical expedients package we were not required to reassess whether any expired or existing contracts are leases or contain leases. We were also not required to reassess the lease classification for existing or expired leases between operating and finance leases. We have recorded a liability in Other Liabilities in our Consolidated Balance Sheets representing the present value of the remaining minimum lease payments and we have recorded an offsetting right-of-use asset in Other Assets in our Consolidated Balance Sheets. The present value calculation uses a discount rate, which is based on our incremental borrowing rate. The right-of-use asset was also reduced for amounts recognized under the previous accounting requirements. The table below presents information regarding our leases as of March 31, 2020.

(Amounts in thousands)	March 31, 2020
Right-of-use lease asset	$3,068
Lease liability	$3,435
Weighted Average Remaining Lease Term	4.82
Weighted Average Discount Rate	2.94%

Lease expenses are recorded on a straight-line basis over the life of each lease. Lease expense and cash paid on leases are presented in the table below for the periods indicated.

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Operating lease expense	$217	$199
Cash paid for operating leases	$246	$215

The following table sets forth, as of March 31, 2020, the future minimum lease cash payments under non-cancelable operating leases and a reconciliation of the undiscounted cash flows to the operating lease liability.

(Amounts in thousands)
Due in:	Amount
2020	$703
2021	953
2022	863
2023	327
2024	280
Thereafter	576
Total undiscounted future minimum lease cash payments	3,702
Present value adjustment	(267)
Lease liability	$3,435

Our election to utilize the practical expedients package did not result in the recognition of any additional leases, changes in lease terms, changes in classification or in the assessment of initial direct costs. ASC 842 was applied as a change in accounting principle and did not result in any adjustment to equity. The significant judgment made in applying the requirements in ASC Topic 842 is the determination of the incremental borrowing rate for the lease. We used the borrowing rates available under our existing line of credit with the Federal Home Loan Bank of San Francisco for terms similar to the lease terms as our incremental borrowing rate.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. FAIR VALUES

The following tables present estimated fair values of our financial instruments as of March 31, 2020 and December 31, 2019, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The tables indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as bank-owned life insurance policies.

(Amounts in thousands)	Carrying	Fair Value Measurements Using
March 31, 2020	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$43,940	$43,940	$—	$—
Securities available-for-sale	$285,077	$—	$285,077	$—
Net loans	$1,039,307	$—	$—	$1,051,561
Federal Home Loan Bank of San Francisco stock	$7,380	$7,380	$—	$—
Financial liabilities
Deposits	$1,242,387	$—	$1,244,030	$—
Term debt	$19,969	$—	$20,272	$—
Junior subordinated debenture	$10,310	$—	$11,614	$—

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2019	Amounts	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$80,604	$80,604	$—	$—
Securities available-for-sale	$286,950	$—	$286,950	$—
Net loans	$1,022,834	$—	$—	$1,025,520
Federal Home Loan Bank of San Francisco stock	$7,380	$7,380	$—	$—
Financial liabilities
Deposits	$1,267,171	$—	$1,267,153	$—
Term debt	$9,957	$—	$10,006	$—
Junior subordinated debenture	$10,310	$—	$13,471	$—

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

The table below presents the range and weighted average of significant unobservable inputs used to calculate Level 3 fair value of our loan portfolio using a discounted cash flows at March 31, 2020.

Quantitative Information about Level 3 Fair Value Measurements
Unobservable Inputs	Range (Weighted Average)
Probability of Default (PD)	0.51%	-	100%	-	(1.72%)
Loss Given Default (LGD)	0%	-	77.42%		(18.72%)
Prepayment Rate	0%	-	34.47%	-	(20.79%)
Discount Rate	3.33%	-	9.08% -	-	(4.82%)

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of March 31, 2020 and December 31, 2019.

(Amounts in thousands)	Fair Value at March 31, 2020
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$36,043	$—	$36,043	$—
Obligations of state and political subdivisions	63,263	—	63,263	—
Residential mortgage-backed securities and collateralized mortgage obligations	160,439	—	160,439	—
Corporate securities	2,983	—	2,983	—
Commercial mortgage-backed securities	17,428	—	17,428	—
Other asset-backed securities	4,921	—	4,921	—
Total assets measured at fair value	$285,077	$—	$285,077	$—

(Amounts in thousands)	Fair Value at December 31, 2019
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$38,733	$—	$38,733	$—
Obligations of state and political subdivisions	42,098	—	42,098	—
Residential mortgage-backed securities and collateralized mortgage obligations	180,835	—	180,835	—
Corporate securities	2,966	—	2,966	—
Commercial mortgage-backed securities	19,307	—	19,307	—
Other asset-backed securities	3,011	—	3,011	—
Total assets measured at fair value	$286,950	$—	$286,950	$—

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2020 or the year ended December 31, 2019.

Nonrecurring items

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.

Collateral Dependent Loans - When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. When the fair value of the collateral is based on an appraisal or other estimate and there is no observable market price, we record the impaired loan as nonrecurring Level 3 fair value. Impaired loan valuations are adjusted for estimated selling costs ranging from 8% to 10% based off the adjusted fair value of the property.

OREO - The OREO amounts below represent impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. OREO fair values are adjusted for estimated selling costs of 52% based off the adjusted fair value of the property. We record OREO as a nonrecurring Level 3 fair value.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present information about our assets at March 31, 2020 and December 31, 2019 measured at fair value on a nonrecurring basis for which a nonrecurring fair value adjustment has been recorded during the reporting period. The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at March 31, 2020
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Other real estate owned	$8	$—	$—	$8
Total assets measured at fair value	$8	$—	$—	$8

(Amounts in thousands)	Fair Value at December 31, 2019
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$33	$—	$—	$33
Other real estate owned	35	—	—	35
Total assets measured at fair value	$68	$—	$—	$68

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2020 and 2019 related to assets outstanding at March 31, 2020 and 2019.

(Amounts in thousands)	Three Months Ended March 31,
Fair value adjustments	2020	2019
Other real estate owned	$6	$68
Total	$6	$68

During the three months ended March 31, 2020, one loan with an aggregate carrying value of $14 thousand was written down to its fair value of $8 thousand, resulting in a $6 thousand adjustment to the ALLL when the underlying property was transferred to OREO.

During the three months ended March 31, 2019, four loans with an aggregate carrying value of $102 thousand were written down to their fair value of $34 thousand, resulting in a $68 thousand adjustment to the ALLL when the underlying properties were transferred to OREO.

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

The calculation of goodwill recorded during 2019 is detailed below.

(Amounts in thousands)	As Recorded by Merchants Holding Company	Fair Value And Other Acquisition Related Adjustments	As Recorded by the Company
Consideration paid:
Cash			$15,300
Stock 1,834,142 shares at $10.69 per share			19,607
Total consideration			$34,907

Assets acquired:
Cash and fed funds sold	$12,425	$—	$12,425
Investment securities	107,931	(551)	107,380
Loans, gross	87,570	(2,292)	85,278
Allowance for loan and lease losses	(1,286)	1,286	—
Interest receivable	688	—	688
Premises and equipment, net	378	1,856	2,234
Deferred tax assets, net	1,374	(1,352)	22
Federal Home Loan Bank of San Francisco stock	1,454	—	1,454
Life insurance	755	—	755
Other assets	371	95	466
Core deposit intangible	—	4,353	4,353
Total assets acquired	$211,660	$3,395	$215,055

Liabilities assumed:
Demand, money market and savings	$152,213	$—	$152,213
Certificates of deposit	38,003	—	38,003
Total deposits	190,216	—	190,216
Other liabilities	916	22	938
Total liabilities assumed	$191,132	$22	$191,154
Net identifiable assets acquired over liabilities assumed	$20,528	$3,373	$23,901
Goodwill			$11,006

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Loans

We engaged a third party to assist us in determining the fair values for the loans acquired from Merchants based upon the present values of the expected cash flows and market-derived discount rates. There were no loans acquired with evidence of deterioration of credit quality since origination for which we believe it is probable that we will be unable to collect all contractually required payments receivable. A fair value discount of $2.3 million was recorded for loans acquired from Merchants and is being accreted over the life of the loans as a yield adjustment. We recorded $163 thousand and $48 thousand in accretion of the discount for these loans during the three months ended March 31, 2020 and 2019.

Premises and Equipment

We engaged an independent licensed appraiser to determine the fair value of the acquired branch located in Sacramento. The fair value of tangible personal property was not material.

Deferred Tax Assets

Deferred income tax assets were recorded to reflect the difference between the carrying values of the acquired assets and liabilities for financial reporting purposes and the basis for income tax purposes using the Company’s statutory federal and state income tax rates. During 2019, the final tax returns were completed for Merchants and the net deferred tax assets were adjusted to fair value.

Core Deposit Intangible

We engaged an independent third party to assist us in determining the core deposit intangible asset of $4.4 million associated with non-maturity deposits acquired from Merchants. The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It was calculated as the present value of the difference in cash flows between maintaining the core deposits (interest and net maintenance costs) and the cost of an equal amount of funds with a similar term from an alternative source. The core deposit intangible is being amortized on a straight line basis over an estimated eight-year life, and is evaluated periodically for impairment. No impairment loss was recognized in 2020 or 2019. Core deposit intangible amortization from this acquisition is not deductible for tax purposes. We recorded amortization of the core deposit intangible totaling $136 thousand and $91 thousand during the three months ended March 31, 2020 and 2019. The future estimated amortization expense on the CDI from the Merchants acquisition at March 31, 2020 is as follows:

(Amounts in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Core deposit intangible amortization	$408	$544	$544	$544	$544	$1,633	$4,217

Pro Forma Results of Operations

The following table presents pro forma information of the combined entity as if the acquisition occurred on January 1, 2019. The pro forma information does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the periods presented, nor is it indicative of the results of operations in future periods. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

For the Three Months Ended
Pro forma revenue and earnings	March 31,
(Amounts in thousands)	2019
Net interest income	$13,199
Net income (1)	$2,269
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

NOTE 11. GOODWILL AND OTHER INTANGIBLES

At March 31, 2020, our only reporting unit, had goodwill totaling $11.7 million. Goodwill is a common byproduct of a business combination, and is calculated as the amount of cash paid in excess of the fair value of the net assets acquired in the transaction. Goodwill is considered to have an indefinite life and, therefore, is not amortized. It is however, subject to impairment testing at least annually, or more frequently if events and circumstances warrant (triggering events). Impairment of goodwill occurs when the carrying amount of a reporting unit that includes goodwill exceeds the fair value of that reporting unit.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Triggering Events

At March 31, 2020, the COVID-19 pandemic had essentially shutdown the United States economy to all but essential services and has resulted in uncertainty and extreme volatility in the financial markets. We experienced a sharp decline in our stock price during March, and lower than projected earnings for the month and the three months ended March 31, 2020. Events such as a deterioration in general economic conditions, decreased overall financial performance, or a sustained decrease in stock price are considered triggering events which require us to consider if goodwill has been impaired on an interim basis rather than waiting to perform our normal annual testing.

Review and Testing

We first made a qualitative assessment to determine whether it was more-likely-than-not (a likelihood of more than 50%) that the fair value of our reporting unit was less than the carrying value amount, including goodwill. If it was more-likely-than-not that the fair value was higher than the carrying amount, no further impairment testing would have been required. If it was more-likely-than-not that the fair value is lower than the carrying amount, we must then perform quantitative impairment testing. We believe after performing our qualitative assessment that it was not more-likely-than-not that the fair value of our Company (our only reporting unit) was less than the carrying amount and that the quantitative impairment test was unnecessary.

In mid-March of 2020, the rate of domestic COVID-19 infections began to increase exponentially which led to a government implemented stay-at-home order and the declaration of a national emergency on March 13, 2020. Our qualitative assessment and conclusion at March 31, 2020 was heavily dependent on the very short time period since the onset of the highly unusual negative circumstances associated with COVID-19 and its impact on valuations; the possibly irrational reaction, even panic within the equity markets during this initial period which colors reliability; and uncertainty about how the economy as a whole will respond to government stimulus and updated news about medical advances. Clarity on these and related issues will be forthcoming over the coming weeks and months. We will again perform a qualitative assessment at June 30, 2020 and there is no certainty that we will arrive at the same conclusion. It is possible that quantitative testing will be necessary and that it may support an impairment charge to earnings for the second quarter.

Core Deposit Intangibles

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

Goodwill and Other Intangibles, net consisted of the following at March 31, 2020 and December 31, 2019.

(Amounts in thousands)	March 31,	December 31,
Goodwill and Other Intangibles	2020	2019
Goodwill	$11,671	$11,671
Core deposit intangibles	6,125	6,125
Domain name	32	32
Accumulated amortization	(1,539)	(1,348)
Goodwill and other intangibles, net	$16,289	$16,480

The following table sets forth, as of March 31, 2020, the total estimated future amortization of intangible assets:

(Amounts in thousands)
Amount
2020	$575
2021	766
2022	766
2023	766
2024	580
2025 and thereafter	1,133
Total	$4,586

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
●

Developments and changes in Federal and state laws and regulations, such as the recently enacted Coronavirus Aid Relief and Economic Security Act (“CARES Act”) addressing the economic effects of the COVID-19 pandemic and increased regulation of the banking industry through legislative action and revised rules and standards applied by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the California Department of Business Oversight;

●	The economic effects of COVID-19 or similar pandemic diseases could adversely affect our future results of operations or the market price of our stock;
●	The effects of the COVID-19 pandemic could adversely affect our customers’ future results of operations and/or the market price of our stock;
●	Our failure to realize all of the anticipated benefits of our acquisition of Merchants Holding Company;
●	Our inability to successfully manage our growth or implement our growth strategy;
●	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board;
●	Volatility in the capital or credit markets;
●	Changes in the financial performance and/or condition of our borrowers;
●	Our concentration in real estate lending;
●	Changes in the cost and scope of insurance from the Federal Deposit Insurance Corporation and other third parties;
●	Changes in consumer spending, borrowing and savings habits;
●	Deterioration in the reputation of banks and the financial services industry could adversely affect the Company's ability to obtain and retain customers;
●	Changes in the level of our nonperforming assets and loan charge-offs;
●	Deterioration in values of real estate in California and the United States generally, both residential and commercial;
●	Possible other-than-temporary impairment of securities held by us;
●	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	The willingness of customers to substitute competitors’ products and services for our products and services;
●	Technological changes could expose us to new risks, including potential systems failures or fraud;
●	The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and
●	Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters;
●	The risks presented by public stock market volatility, which could adversely affect the market price of the Company's common stock and the ability to raise additional capital;
●	Inability to attract deposits and other sources of liquidity at acceptable costs;
●	Changes in the competitive environment among financial and bank holding companies and other financial service providers, including Fintech companies;
●	Consolidation in the financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;
●	The loss of critical personnel and the challenge of hiring qualified personnel at acceptable compensation levels;

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●	Natural disasters, such as earthquakes, volcanic eruptions, tsunami, wildfires, droughts, floods, mudslides, hurricanes, tornados and other geologic
●	processes;
●	Natural disasters outside California, could negatively impact our purchased loan portfolio or our third party loan servicers;
●	Unauthorized computer access, computer hacking, cyber-attacks, electronic fraudulent activity, attempted theft of financial assets, computer viruses, phishing schemes and other security problems;
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

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk factors”. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2019 to March 31, 2020. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2020, compared to the same periods in 2019. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

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

We commenced banking operations in 1982 and grew organically to four branches before purchasing five Bank of America branches in 2016. With our 2019 acquisition of Merchants Holding Company, we now operate ten full service facilities and one limited service facility in northern California. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. We provide a wide range of financial services and products for business and retail customers which are competitive with those traditionally offered by banks of similar size in California. As of March 31, 2020 and December 31, 2019, we operated under one primary business segment: Community Banking.

Our principal executive office is located at 555 Capitol Mall Suite 1255, Sacramento, California 95814 and the telephone number is (800) 421-2575.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Significant Items for the first quarter of 2020:

●	$2.9 million provision for loan and lease losses.
●	$1.1 million in non-recurring costs.
●	1,351,922 shares of common stock repurchased.
●	Initial impact of COVID-19.

Financial highlights for the first quarter of 2020 compared to the same quarter a year ago:

Performance

●

Net income of $916 thousand was a decrease of $1.4 million (60%) from $2.3 million earned during the same period in the prior year. Earnings of $0.05 per share – diluted was a decrease of $0.08 (62%) from $0.13 per share – diluted earned during the same period in the prior year and reflects the impact of the following:

o	$2.9 million provision for loan and lease losses for the current quarter attributable to our assessment of increased risk of loss in our loan portfolio due to the COVID-19 pandemic.
o	$1.1 million in non-recurring costs for the current quarter associated with the termination of a technology management services contract and a previously disclosed severance agreement.
o	$1.9 million in non-recurring costs recorded during the same period a year ago associated with our January 31, 2019 acquisition of Merchants Holding Company in Sacramento (“Merchants”).
●	Net interest income decreased $18 thousand (less than 1%) to $13.0 million compared to $13.0 million for the same period in the prior year.
●	Net interest margin declined to 3.86% compared to 3.94% for the same period in the prior year.
●	Return on average assets decreased to 0.25% compared to 0.66% for the same period in the prior year.
●	Return on average equity decreased to 2.14% compared to 6.12% for the same period in the prior year.
●	Average loans totaled $1.034 billion, an increase of $40 million (4%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.353 billion, an increase of $16 million (1%) compared to average earning assets for the same period in the prior year.
●	Average deposits totaled $1.245 billion, an increase of $21 million (2%) compared to average deposits for the same period in the prior year.
o	Average non-maturing deposits totaled $1.097 billion, an increase of $41 million (4%) compared to the same period in the prior year.
o	Average certificates of deposit totaled $147.2 million, a decrease of $20.2 million (12%) compared to same period in the prior year.
●	The Company’s efficiency ratio was 70.5% compared to 77.7% during the same period in the prior year.
o	The Company’s efficiency ratio of 70.5% for the first quarter of 2020 included $1.1 million in non-recurring costs. The efficiency ratio excluding these costs was 62.5%.
o	The Company’s efficiency ratio of 77.7% for the first quarter of 2019 included $1.9 million in non-recurring acquisition costs. The efficiency ratio excluding these non-recurring costs was 64.0%
●	Book value per common share was $9.86 at March 31, 2020 compared to $8.90 at March 31, 2019.
●	Tangible book value per common share was $8.89 at March 31, 2020 compared to $7.96 at March 31, 2019.

Credit Quality

●

Nonperforming assets at March 31, 2020 totaled $5.3 million or 0.36% of total assets, a decrease of $9.3 million (64%) since March 31, 2019. The decrease in nonperforming assets results from one $10.9 million commercial real estate loan which was placed in nonaccrual status in the first quarter of 2019 and sold in the fourth quarter of 2019.

●	Net loan charge-offs were $14 thousand in the first quarter of 2020 compared with net loan charge-offs of $50 thousand for the same quarter a year ago.

Subsequent impacts of COVID-19:

We are addressing those things within our control as we deal with uncertainties created by the COVID-19 pandemic. We are considered an essential business and all our offices are open but many of our employees have been able to work safely from home. The economic downturn will result in increased credit risk as customers are unable to meet their obligations, as well as adversely impact our earnings. We believe our strong capital position will be important in dealing with the impact of the pandemic.

●

We are participating in the federal Paycheck Protection Program (“PPP”) administered through the Small Business Administration (“SBA”). We expect to utilize liquidity provided by the Federal Reserve to fund the program. Through April 13, 2020, we had received approximately 580 PPP loan applications for approximately $186 million and we have now stopped accepting applications. We do not expect that the growth in our assets resulting from the PPP will impact our regulatory capital ratios.

●

We have not experienced any unusual pressure on our deposit balances or on our liquidity position as a result of the COVID-19 pandemic. Should this change, in addition to our primary sources of liquidity, the Bank has credit arrangements that provide secondary funding sources that totaled $460.1 million at March 31, 2020.

●	At March 31, 2020, our workforce totaled 216 employees of which 105 are working remotely.
●	All of our branch offices remain open, although they are operating under a reduced schedule.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2019 filed with the SEC on March 6, 2020. Some of these significant accounting policies are considered critical and require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

Securities may be adjusted to reflect changes in valuation as a result of other-than-temporary declines in value. Investments with fair values that are less than amortized costs are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from changes in interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

When an investment is other-than-temporarily impaired, we assess whether we intend to sell the security, or it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If we intend to sell the security or if it is more-likely-than-not that we will be required to sell security before recovery of the amortized cost basis, the entire amount of other-than-temporary impairment is recognized in earnings.

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

Allowance for Loan and Lease Losses

The ALLL is based upon estimates of loan and lease losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan and lease portfolio. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In periodic evaluations of the adequacy of the allowance balance, management considers our past loan and lease loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors.

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

Income Taxes

Income taxes reported in the consolidated financial statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences that have been recognized in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record net deferred tax assets to the extent it is more-likely-than-not that they will be realized. In evaluating our ability to recover the deferred tax assets, management considers all available positive and negative evidence, including projected future taxable income, tax planning strategies and recent financial operations.

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

We believe that all of the tax positions we have taken, meet the more-likely-than-not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.

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

Methods and timing of adoption – The FASB has voted to delay until January 2023 the implementation of the ASU No. 2016-13 for smaller reporting companies as defined by the SEC. The FASB affirmed that the one-time determination of whether an entity is eligible to be an smaller reporting company will be based on an entity’s most recent assessment in accordance with SEC regulations as of the date that a final update on effective dates is issued (for example, November 20, 2019). We qualify as a smaller reporting company and in light of this delay, we have postponed the implementation of the ASU and have not determined when it will be implemented or the financial impact.

SOURCES OF INCOME

Net Interest Income

We derive our income primarily from net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income is impacted by many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. The majority of our loans are fixed rate loans or variable rate loans that are already at their floor rate. This, combined with the composition of our investment portfolio, reliance on core deposits and our deposit pricing methodology, means we are neutral to moderately liability sensitive in an increasing rate environment.

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

The following table summarizes as of March 31, 2020 when loans are projected to reprice by year and by rate index.

						Years 6
						Through	Beyond
(Amounts in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 10	Year 10	Total
Rate Index:
Fixed	$49,987	$52,031	$58,887	$53,363	$28,366	$171,005	$38,479	$452,118
Variable:
Prime	92,700	6,103	8,011	6,263	6,987	1,604	—	121,668
5 Year Treasury	30,691	62,962	79,234	72,404	92,052	50,407	—	387,750
7 Year Treasury	773	7,776	4,831	5,690	361	13,739	—	33,170
1 Year LIBOR	21,225	—	—	—	—	—	—	21,225
Other Indexes	4,088	2,924	1,799	1,737	9,913	12,067	672	33,200
Nonaccrual	572	514	498	479	456	1,850	874	5,243
Total	$200,036	$132,310	$153,260	$139,936	$138,135	$250,672	$40,025	$1,054,374

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For variable rate loans, the following table summarizes those that are at or above their floor rate, and those that do not possess a contractual floor rate.

	At March 31, 2020
	Loans At	Loans Above
	Floor Rate	Floor Rate	Total
Variable rate loans with floors:
Prime	$63,481	$5,280	$68,761
5 year Treasury	302,583	50,386	352,969
7 Year Treasury	33,170	—	33,170
1 Year LIBOR	—	741	741
Other Indexes	14,299	1,287	15,586
	$413,533	$57,694	471,227

Variable rate loans without floors:
Prime			52,907
5 year Treasury			34,781
1 Year LIBOR			20,484
Other Indexes			17,614
			125,786
Total variable rate loans			$597,013

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

First Quarter of 2020 Compared With First Quarter of 2019

Net income for the first quarter of 2020 decreased $1.4 million compared to the first quarter of 2019. In the current quarter, net interest income was $18 thousand lower, provision for loan and lease losses was $2.9 million higher and noninterest income was $165 thousand lower. These decreases to pre-tax income were partially offset by noninterest expense that was $1.1 million lower and income taxes that were $503 thousand lower.

Return on Average Assets and Return on Average Equity

The following table presents the return on average assets and return on average equity for the three months ended March 31, 2020 and 2019. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Return on average assets	0.25%	0.66%
Return on average equity	2.14%	6.12%

NET INTEREST INCOME AND NET INTEREST MARGIN

For the three months ended March 31, 2020 compared to the same period a year ago, net interest income decreased $18 thousand.

Interest income for the first quarter of 2020 decreased $82 thousand million or 1% to $14.3 million.

●	Interest and fees on loans increased $307 thousand due to a $40.4 million increase in average loan balances partially offset by an 11 basis point decrease in the average yield on the loan portfolio.
●	Interest on investment securities decreased $298 thousand due to a $31 thousand decrease in average securities balances and a 14 basis point decrease in average yield on the securities portfolio.
●

Interest on interest-bearing deposits due from banks decreased $91 thousand, a $6.9 million increase in average interest-bearing deposit balances was offset by a 116 basis point decrease in average yield.

Interest expense for the first quarter of 2020 decreased $64 thousand or 5% to $1.4 million.

●

Interest expense on interest-bearing deposits increased $69 thousand. Average interest-bearing demand and savings deposit balances increased $8.6 million, while average certificate of deposit balances decreased $20.2 million. The average rate paid on interest-bearing deposits decreased three basis points.

●	Interest expense on FHLB borrowings decreased $55 thousand. Average FHLB borrowings were $220 thousand in the current quarter compared to $8.8 million for the same period a year ago.
●	Interest expense on other term debt decreased $55 thousand. During the second quarter of 2019, we completed the early repayment of our variable rate senior debt.
●	Interest expense on junior subordinated debentures decreased $23 thousand. The average rate paid on junior subordinated debentures decreased 93 basis points.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Earned/Paid

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average			Average
(Amounts in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Net loans (2)	$1,033,689	$12,338	4.80%	$993,261	$12,031	4.91%
Taxable securities	237,405	1,582	2.68%	253,068	1,764	2.83%
Tax-exempt securities (3)	34,869	271	3.13%	50,454	387	3.11%
Interest-bearing deposits in other banks	47,135	154	1.31%	40,223	245	2.47%
Average interest-earning assets	1,353,098	14,345	4.26%	1,337,006	14,427	4.38%
Cash and due from banks	21,987			21,392
Premises and equipment, net	15,753			14,581
Goodwill	11,671			7,902
Other intangibles, net	4,701			3,970
Other assets	46,809			41,009
Average total assets	$1,454,019			$1,425,860

Interest-bearing liabilities:
Demand - interest-bearing	$233,375	100	0.17%	$243,376	126	0.21%
Money market	307,587	403	0.53%	293,396	289	0.40%
Savings	135,504	118	0.35%	131,081	111	0.34%
Certificates of deposit	147,241	464	1.27%	167,463	490	1.19%
Federal Home Loan Bank of San Francisco borrowings	220	—	0.21%	8,778	55	2.54%
Other borrowings	9,963	184	7.43%	12,889	239	7.52%
Junior subordinated debentures	10,310	90	3.51%	10,310	113	4.44%
Average interest-bearing liabilities	844,200	1,359	0.65%	867,293	1,423	0.67%
Noninterest-bearing demand	420,847			388,410
Other liabilities	16,852			17,452
Shareholders’ equity	172,120			152,705
Average liabilities and shareholders’ equity	$1,454,019			$1,425,860
Net interest income and net interest margin (4)		$12,986	3.86%		$13,004	3.94%
(1) Interest income on loans includes deferred fees and costs of approximately $257 thousand and $181 thousand for the three months ended March 31, 2020 and 2019, respectively.
(2) Net loans includes average nonaccrual loans of $5.5 million and $8.5 million for the three months ended March 31, 2020 and 2019, respectively.
(3) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income for the three months ended March 31, 2020 and 2019 included $163 thousand and $48 thousand in accretion of the discount on the loans acquired from Merchants Holding Company, which improved the net interest margin by 6 and 2 basis points, respectively.

(5) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively, and annualizing the result.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following table sets forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three months ended March 31, 2020 and 2019. Changes in interest income and expense, which are not specifically attributable specifically to either volume or rate, are allocated proportionately between both variances. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

	Three Months Ended March 31, 2020 Over Three Months Ended March 31, 2019
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$479	$(172)	$307
Taxable securities	(106)	(76)	(182)
Tax-exempt securities (1)	(121)	5	(116)
Interest-bearing deposits in other banks	54	(145)	(91)
Total increase	306	(388)	(82)

Increase (decrease) in interest expense:
Demand - interest-bearing	(5)	(21)	(26)
Money market	15	99	114
Savings	4	3	7
Certificates of deposit	(72)	46	(26)
Federal Home Loan Bank of San Francisco borrowings	(27)	(28)	(55)
Other borrowings	(54)	(1)	(55)
Junior subordinated debentures	—	(23)	(23)
Total (decrease) increase	(139)	75	(64)
Net increase	$445	$(463)	$(18)
(1) Interest income on tax-exempt securities are not presented on a taxable equivalent basis.

PROVISION FOR LOAN AND LEASE LOSSES

We recorded a provision for loan and lease losses of $2.9 million for the first quarter of 2020. There was no provision for loan and lease losses in the first quarter of 2019. A detailed discussion of our provision is provided later in this filing under the heading “Allowance for loan and lease losses”. Also, see Note 4 Loans in the Notes to Consolidated Financial Statements for further information.

NONINTEREST INCOME

The following table presents the key components of noninterest income for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Change
(Amounts in thousands)	2020	2019	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$169	$169	$—	—%
ATM and point of sale fees	268	265	3	1%
Payroll and benefit processing fees	170	171	(1)	(1%)
Life insurance	123	129	(6)	(5%)
Gain on sales of investment securities, net	84	92	(8)	(9%)
Federal Home Loan Bank of San Francisco dividends	130	121	9	7%
(Loss) Gain on sale of OREO	(23)	23	(46)	(200%)
Other	(29)	87	(116)	(133%)
Total noninterest income	$892	$1,057	$(165)	(16%)

Noninterest income for the three months ended March 31, 2020 decreased $165 thousand compared to the first quarter for 2019. The decrease was primarily due to a $132 thousand loss on disposal of ATM equipment which is included in “other noninterest income”.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

The following table presents the key components of noninterest expense for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Change
(Amounts in thousands)	2020	2019	Amount	Percent
Noninterest expense:
Salaries & related benefits	$5,887	$5,729	$158	3%
Premises & equipment	854	975	(121)	(12%)
Federal Deposit Insurance Corporation insurance premium	36	100	(64)	(64%)
Data processing fees	531	576	(45)	(8%)
Professional services	334	303	31	10%
Telecommunications	171	173	(2)	(1%)
Acquisition and merger	—	1,930	(1,930)	(100%)
Other	1,970	1,137	833	73%
Total noninterest expense	$9,783	$10,923	$(1,140)	(10%)

Noninterest expense for the three months ended March 31, 2020 decreased $1.1 million compared to the same period a year previous. During the current quarter we recorded $700 thousand in non-recurring costs related to the termination of a technology management services contract and $414 thousand in non-recurring costs related to a severance agreement. The first quarter of 2019 included $1.9 million in non-recurring acquisition costs. Excluding the non-recurring costs in both periods, noninterest expense decreased $324 thousand for the three months ended March 31, 2020 compared to the same period a year previous. This decrease was primarily due to salary and benefit cost savings achieved through increased efficiency after combining the operations of Merchants Bank with our own.

The Company’s efficiency ratio was 70.5% for the first quarter of 2020 (62.5% excluding $1.1 million in non-recurring costs). The ratio during the same period in 2019 was 77.7% (64.0% excluding $1.9 million of non-recurring costs).

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	For the Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Income before provision for income taxes	$1,245	$3,138
Provision for income taxes	$329	$832
Effective tax rate	26.4%	26.5%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2020, we had total consolidated assets of $1.456 billion, gross loans of $1.052 billion, allowance for loan and lease losses (“ALLL”) of $15 million, total deposits of $1.242 billion, and shareholders’ equity of $166 million.

We maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $21.1 million and we also held interest-bearing deposits in the amount of $22.8 million.

Available-for-sale investment securities totaled $285.1 million at March 31, 2020, compared to $287.0 million at December 31, 2019. During the first three months of 2020, we purchased securities with a par value of $37.9 million. During the first three months of 2020, we sold securities with a par value of $28.6 million resulting in $84 thousand in net realized gains. During the three months ended March 31, 2020, we also received $17.4 million in proceeds from principal payments, calls and maturities within the available-for-sale securities portfolio.

At March 31, 2020, our net unrealized gains on available-for-sale investment securities were $8.4 million compared to net unrealized gains of $3.7 million at December 31, 2019. The change in net unrealized gains during the three months ended March 31, 2020 was driven by significant changes in market interest rates.

We recorded gross loan balances of $1.052 billion at March 31, 2020, compared to $1.033 billion at December 31, 2019 an increase of $19 million. The increase in gross loans occurred primarily from new loans in the Bank’s Sacramento marketplace and is the result of past investments in our SBA division and in our expanded Sacramento commercial banking group.

The ALLL at March 31, 2020 increased $2.9 million to $15.1 million compared to $12.2 million at December 31, 2019. At March 31, 2020, relying on our ALLL methodology, which uses criteria such as credit grading and historical loss rates, and qualitative factors we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could result in additional charges to the provision for loan and lease losses. A detailed discussion of the ALLL is provided later in this document under the heading “Allowance for loan and lease losses”. Also, see Note 4 Loans in the Notes to Consolidated Financial Statements for further information.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $371 thousand to $5.2 million, or 0.50% of gross loans, as of March 31, 2020, compared to $5.6 million, or 0.54% of gross loans as of December 31, 2019.

Past due loans as of March 31, 2020 increased $1.6 million to $6.5 million, compared to $4.9 million as of December 31, 2019. The increase in past due loans was primarily due to a commercial real estate loan totaling $1.1 million. We believe that credit grading for past due loans appropriately reflects the risk associated with those loans. See Note 4 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Premises and equipment totaled $15.5 million at March 31, 2020, a decreases of $454 thousand compared to $15.9 million at December 31, 2019.

Our OREO balance at March 31, 2020 was $8 thousand compared to $35 thousand in OREO properties at December 31, 2019. For the three months ended March 31, 2020, we transferred one foreclosed property in the amount of $8 thousand to OREO. During the three months ended March 31, 2020, we sold one property with a balance of $35 thousand for a net loss of $23 thousand.

Bank-owned life insurance increased $123 thousand during the three months ended March 31, 2020 to $23.8 million compared to $23.7 million at December 31, 2019.

Goodwill and other intangible assets, net totaled $16.3 million at March 31, 2020, a decrease of $191 thousand compared to $16.5 million at December 31, 2019 due to amortization of core deposit intangibles. A detailed discussion of our impairment analysis is presented below under the heading “Goodwill and other intangible assets”.

Other assets, which include the Bank’s investment qualified zone academy bonds, Federal Home Loan Bank of San Francisco stock, right-of-use lease asset and low-income housing tax credit partnerships totaled $28.8 million at March 31, 2020 compared to $28.6 million at December 31, 2019. The increase included one new $1.0 million low income housing tax credit investment.

Total deposits at March 31, 2020, decreased $25 million or 8% annualized to $1.242 billion compared to $1.267 billion at December 31, 2019.

●

Total non-maturing deposits decreased $16.6 million or 6% annualized compared to December 31, 2019. The decrease in non-maturing deposits for the three months ended March 31, 2020 was less than the seasonal declines we have experienced during the first quarter of recent years.

●

Certificates of deposit decreased $8.2 million or 22% annualized compared to December 31, 2019. Due to the changing rate environment interest bearing demand accounts have become more attractive to depositors than certificates of deposits.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other liabilities, which include the Bank’s supplemental executive retirement plan, operating leases and the funding obligation for investments in qualified affordable housing partnerships, decreased only $144 thousand to $17.6 million as of March 31, 2020 compared to $17.7 million at December 31, 2019.

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

The carrying value of our available-for-sale investment securities totaled $285.1 million at March 31, 2020, compared to $287.0 million at December 31, 2019. During the first quarter of 2020, we repositioned a portion of the Bank’s investment securities portfolio to take advantage of widening credit spreads on municipal securities.

The following table presents the available-for-sale investment securities portfolio at fair value by classification and major type as of March 31, 2020 and December 31, 2019.

	March 31,	December 31,
(Amounts in thousands)	2020	2019
Available-for-sale securities:
U.S. government & agencies	$36,043	$38,733
Obligations of state and political subdivisions	63,263	42,098
Residential mortgage-backed securities and collateralized mortgage obligations	160,439	180,835
Corporate securities	2,983	2,966
Commercial mortgage-backed securities	17,428	19,307
Other asset-backed securities	4,921	3,011
Total	$285,077	$286,950

The following table presents information regarding the amortized cost, and maturity structure of the investment portfolio at March 31, 2020.

			Maturities		Maturities
	Maturities		Over One Through		Over Five Through		Maturities
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$—	—%	$40	2.94%	$21,150	3.23%	$14,297	2.78%	$35,487	3.05%
Obligations of state and political subdivisions	907	3.30%	10,617	3.58%	15,279	2.92%	34,025	2.95%	60,828	3.06%
Residential mortgage-backed securities and collateralized mortgage obligations	3,211	2.16%	100,829	2.95%	46,527	2.85%	4,685	2.98%	155,252	2.91%
Corporate securities	2,001	3.73%	1,000	2.00%	—	—%	—	—%	3,001	3.16%
Commercial mortgage-backed securities	—	—%	1,018	2.42%	5,888	2.45%	9,985	2.77%	16,891	2.63%
Other asset-backed securities	—	—%	—	—%	—	—%	5,176	2.77%	5,176	2.77%
Total	$6,119	2.84%	$113,504	3.00%	$88,844	2.93%	$68,168	2.88%	$276,635	2.94%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of March 31, 2020 and December 31, 2019.

(Amounts in thousands)	March 31, 2020		December 31, 2019
Loan Portfolio	Amount	%	Amount	%
Commercial	$138,870	13%	$141,197	14%
Commercial real estate:
Real estate - construction and land development	34,394	3	26,830	3
Real estate - commercial non-owner occupied	514,052	49	493,920	48
Real estate - commercial owner occupied	217,319	21	218,833	21
Residential real estate:
Real estate - residential - ITIN	31,998	3	33,039	3
Real estate - residential - 1-4 family mortgage	62,533	6	63,661	6
Real estate - residential - equity lines	23,158	2	22,099	2
Consumer and other	29,921	3	33,324	3
Gross loans	1,052,245	100%	1,032,903	100%
Deferred loan fees and costs	2,129		2,162
Loans, net of deferred fees and costs	1,054,374		1,035,065
Allowance for loan and lease losses	(15,067)		(12,231)
Net loans	$1,039,307		$1,022,834

The following table sets forth the maturity and distribution of our loan portfolio as of March 31, 2020.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$51,647	$76,739	$11,325	$139,711
Commercial real estate:
Real estate - construction and land development	4,365	15,164	14,772	34,301
Real estate - commercial non-owner occupied	39,390	207,987	266,189	513,566
Real estate - commercial owner occupied	23,290	86,218	109,252	218,760
Residential real estate:
Real estate - residential - ITIN	3,370	13,301	15,328	31,999
Real estate - residential - 1-4 family mortgage	6,317	20,242	36,066	62,625
Real estate - residential - equity lines	959	1,902	20,607	23,468
Consumer and other	1,139	2,266	26,539	29,944
Loans, net of deferred fees and costs	$130,477	$423,819	$500,078	$1,054,374
Loans with:
Fixed rates	$49,987	$192,647	$209,484	$452,118
Variable rates	80,490	231,172	290,594	602,256
Total	$130,477	$423,819	$500,078	$1,054,374

Loans with unique credit characteristics

ITIN Loans

We own a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are geographically disbursed throughout the United States and are made to legal United States residents who do not possess a social security number. The ITIN loan portfolio is serviced by a third party. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we become responsible for servicing these loans, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense. As of April 27, 2020 there have been 33 COVID-19 related deferral requests for ITIN loans totaling $2.2 million.

SFC Loans

Between May of 2014 and December of 2018, we purchased unsecured retail installment home improvement loans that were originated by Service Finance Company, LLC (SFC). The loans were made through a network of over 8,000 approved home improvement dealers throughout the United States and Puerto Rico. Loans within the portfolio have a wide range of terms, interest rates and purchase discounts or premiums. The loans are serviced by a third party and have an average FICO credit score over 750 at origination. Principal repayments on these loans totaled $3.0 million for the quarter ended March 31, 2020. In addition, if we become responsible for servicing these loans, we may realize additional monitoring and servicing costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense. As of April 26, 2020 there have been 44 COVID-19 related deferral requests for SFC loans totaling $388 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchased Loans

In addition to loans we have originated or acquired through our acquisition of Merchants, the loan portfolio includes purchased loan pools and purchased participations. Purchased loans are recorded at their fair value at the acquisition date.

The following table presents the recorded investment in purchased loan pools and purchased participations at March 31, 2020 and December 31, 2019.

(Amounts in thousands)	March 31, 2020		December 31, 2019
Loan Type	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial real estate	$18,167	2%	$19,506	2%
Residential real estate	43,970	4%	45,494	4%
Consumer and other	25,574	2%	28,579	3%
Total purchased loans	$87,711	8%	$93,579	9%

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

We manage asset quality and mitigate credit risk through the application of policies designed to promote sound underwriting and loan monitoring practices. Our Loan Committee is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan and lease losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to provide for probable losses inherent in the outstanding loan and lease portfolio. The amount of provision charge is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the ALLL. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the ALLL, and to determine the adequacy of the allowance, are conducted on a quarterly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan portfolio, prevailing economic conditions and other factors.

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

The following table summarizes our nonperforming assets as of March 31, 2020 and December 31, 2019.

(Amounts in thousands)	March 31,	December 31,
Nonperforming Assets	2020	2019
Commercial	$39	$61
Commercial real estate:
Real estate - commercial owner occupied	3,103	3,103
Total commercial real estate	3,103	3,103
Residential real estate:
Real estate - residential - ITIN	1,878	2,221
Real estate - residential - 1-4 family mortgage	184	191
Total residential real estate	2,062	2,412
Consumer and other	39	40
Total nonaccrual loans	5,243	5,616
90 days past due and still accruing	2	—
Total nonperforming loans	5,245	5,616
Other real estate owned	8	35
Total nonperforming assets	$5,253	$5,651
Nonperforming loans to gross loans	0.50%	0.54%
Nonperforming assets to total assets	0.36%	0.38%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2020, we had $6.3 million in troubled debt restructurings compared to $6.5 million as of December 31, 2019. As of March 31, 2020, we had 97 restructured loans that qualified as troubled debt restructurings, of which 93 loans were performing according to their restructured terms. Troubled debt restructurings represented 0.60% of gross loans as of March 31, 2020, compared to 0.63% at December 31, 2019.

Impaired loans of $4.7 million and $4.8 million were classified as accruing troubled debt restructurings at March 31, 2020 and December 31, 2019, respectively. For a troubled debt restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of March 31, 2020 and December 31, 2019, we had no obligations to lend additional funds on any troubled debt restructured loans.

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of March 31, 2020 and December 31, 2019.

(Amounts in thousands)	March 31,	December 31,
Troubled Debt Restructurings	2020	2019
Accruing troubled debt restructurings
Commercial	$592	$595
Residential real estate:
Real estate - residential - ITIN	3,891	3,957
Real estate - residential - equity lines	226	231
Total accruing troubled debt restructurings	$4,709	$4,783

Nonaccruing troubled debt restructurings
Commercial	$26	$47
Residential real estate:
Real estate - residential - ITIN	1,546	1,593
Consumer and other	39	40
Total nonaccruing troubled debt restructurings	$1,611	$1,680

Total troubled debt restructurings
Commercial	$618	$642
Residential real estate:
Real estate - residential - ITIN	5,437	5,550
Real estate - residential - equity lines	226	231
Consumer and other	39	40
Total troubled debt restructurings	$6,320	$6,463

Total troubled debt restructurings to gross loans outstanding at period end	0.60%	0.63%

Short-term loan modifications

On March 22, 2020, financial institution regulators released guidance in response to the COVID-19 pandemic, which provided clarification on the treatment of short-term loan modifications for borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The guidance presented a change to the existing accounting for troubled debt restructurings (“TDR”) stating that short-term modifications made in response to COVID-19, to borrowers who are considered current, should not be considered a TDR. The guidance provided examples of short-term (six months or less) modifications including; payment deferrals, fee waivers and extensions of repayment terms. The guidance noted that institutions can presume that borrowers who were current on payments were not experiencing financial difficulties, and as such, the loans don’t meet the TDR classification criteria. The guidance also clarified that modification or deferral programs mandated by the federal or state government related to COVID-19 would not be within the scope of TDR accounting.

We are responding to the needs of our borrowers in accordance with the regulatory guidance to grant short-term COVID-19 related loan modifications. These modified loans are not considered past due or non-performing. We have granted deferrals ranging from 3 to 6 months determined on a case-by-case basis considering the nature of the business and the impact of COVID-19.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents approved loan modification and pending loan modification requests at April 24, 2020, none of which meet the definition of a TDR.

	At April 24, 2020
		Commercial	Residential
(dollars in thousands)	Commercial	Real Estate	Real Estate	Consumer	Total
In process	$19	$4,842	$—	$—	$4,861
Approved	14,281	60,326	3,354	50	78,011
Total	$14,300	$65,168	$3,354	$50	$82,872

Number of contracts in process	1	3	—	—	4
Number of contracts approved	45	64	8	3	120
Total	46	67	8	3	124

Allowance for Loan and Lease Losses

We monitor credit quality and the general economic environment to ensure that the ALLL is maintained at a level that is adequate to provide for probable losses inherent in the outstanding loan and lease portfolio. Our review of ALLL adequacy utilizes both quantitative and qualitative factors. The quantitative analysis relies on historical loss rates which, unfortunately, are not indicative of potential losses related to a pandemic such as we are currently experiencing with COVID-19. In response to quantitative data deficiencies, we have placed greater reliance on qualitative factors (Q-Factors).

At March 31, 2020, our review of the adequacy of our allowance for loan and lease losses (ALLL) focused on our Q-Factor for “changes in international, national, regional and local conditions”. We identified concentrations of credit in industries that are most likely to be significantly impacted by the effects of COVID-19. We evaluated our commercial portfolio by industry and our CRE portfolio by property type for concentrations of tenants in higher risk industries or for loans with higher LTVs. We also completed analyses on individual borrowers who may be higher risk and utilized the most current or projected economic indicators possible. After completing this work, we significantly increased our Q-Factor for “changes in international, national, regional and local conditions”.

Our ALLL methodology, adjusted for the revised Q-Factor discussed above necessitated an ALLL of $15.1 million at March 31, 2020, an increase of 23% compared to our ALLL of $12.2 million at December 31, 2019. A provision for loan and lease losses of $2.9 million was recorded during the quarter. There was no provision for loan and lease loss during the prior quarter or during the same quarter a year ago. Our ALLL as a percentage of gross loans was 1.43% as of March 31, 2020 compared to 1.18% as of December 31, 2019.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the ALLL roll forward for the three months ended March 31, 2020, twelve months ended December 31, 2019 and the three months ended March 31, 2019. This table also includes impaired loan information at March 31, 2020, December 31, 2019 and March 31, 2019.

	For The Three Months Ended	For The Twelve Months Ended	For The Three Months Ended
(Amounts in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Beginning balance ALLL	$12,231	$12,292	$12,292
Provision for loan and lease loss charged to expense	2,850	—	—
Loans charged off	(169)	(1,500)	(348)
Loan and lease loss recoveries	155	1,439	298
Ending balance ALLL	$15,067	$12,231	$12,242

	At March 31, 2020	At December 31, 2019	At March 31, 2019
Nonaccrual loans:
Commercial	$39	$61	$1,018
Real estate - commercial non-owner occupied	—	—	10,878
Real estate - commercial owner occupied	3,103	3,103	—
Real estate - residential - ITIN	1,878	2,221	2,392
Real estate - residential - 1-4 family mortgage	184	191	182
Real estate - residential - equity lines	—	—	42
Consumer and other	39	40	23
Total nonaccrual loans	5,243	5,616	14,535
Accruing troubled debt restructured loans:
Commercial	592	595	1,187
Real estate - commercial non-owner occupied	—	—	793
Real estate - residential - ITIN	3,891	3,957	4,342
Real estate - residential - equity lines	226	231	358
Total accruing troubled debt restructured loans	4,709	4,783	6,680

All other accruing impaired loans	—	—	—
Total impaired loans	$9,952	$10,399	$21,215

Gross loans outstanding	$1,052,245	$1,032,903	$1,034,606

Ratio of ALLL to gross loans outstanding	1.43%	1.18%	1.18%
Nonaccrual loans to gross loans outstanding	0.50%	0.54%	1.40%

At March 31, 2020, impaired loans had a corresponding specific allowance of $318 thousand. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

The following table sets forth the allocation of the ALLL as of March 31, 2020 and December 31, 2019.

(Amounts in thousands)	March 31, 2020		December 31, 2019
ALLL	Amount	% Loan Category	Amount	% Loan Category
Commercial	$2,483	16%	$1,822	15%
Commercial real estate:
Real estate - construction and land development	237	2	131	1
Real estate - commercial non-owner occupied	7,235	48	5,907	47
Real estate - commercial owner occupied	2,427	17	2,058	17
Residential real estate:
Real estate - residential - ITIN	630	4	569	5
Real estate - residential - 1-4 family mortgage	287	2	185	2
Real estate - residential - equity lines	364	2	278	2
Consumer and other	972	6	933	8
Unallocated	432	3	348	3
Total ALLL	$15,067	100%	$12,231	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the credit grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2020 and December 31, 2019, the unallocated allowance amount represented 3% of the ALLL. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reserve for Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities in the Consolidated Balance Sheets, was $695 thousand at March 31, 2020 and December 31, 2019. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. Any provision adjustment is recorded in Other Expenses in the Consolidated Statements of Income.

COVID‐19 Supplemental Analysis

In response to the COVID-19 impact on the economy, we have reviewed our loan portfolio to identify those segments of the loan portfolio that are most at risk. We identified concentrations of credit risk for industries and property types that are more likely to be significantly impacted by the effects of COVID-19 in order to determine an adequate ALLL. Presented below is information regarding the portions of our loan portfolio most impacted by the COVID‐19 pandemic and the amount of those loans that have received a short term loan modification.

(Amounts in thousands)	At March 31, 2020
COVID-19 Impacted Loans	Modified Amount	Loan Balance	% of Gross Loan Portfolio
Real estate with retail tenants	$15,124	$82,936	8%
Hotels and restaurants	23,181	48,623	5
Retail trade	7,867	40,757	4
Health care	13,139	28,293	3
Total	$59,311	$200,609	20%

Goodwill and other intangible assets

Goodwill and other intangible assets, net totaled $16.3 million at March 31, 2020 and primarily consisted of goodwill and core deposit intangibles recorded as part of previous acquisitions.

We perform a goodwill impairment evaluation annually at year end and on an interim basis when events or circumstances indicate impairment potentially exists. We believe after performing our qualitative assessment that it is not more-likely-than-not that the fair value of our Company (our only reporting unit) is less than the carrying amount and that the quantitative impairment test is unnecessary.

In mid-March of 2020, the rate of domestic COVID-19 infections began to increase exponentially which led to a government implemented stay-at-home order and the declaration of a national emergency on March 13, 2020. Our qualitative assessment and conclusion at March 31, 2020 was heavily dependent on the very short time period since the onset of the highly unusual negative circumstances associated with COVID-19 and its impact on valuations; the possibly irrational reaction, even panic within the equity markets during this initial period which colors reliability; and uncertainty about how the economy as a whole will respond to government stimulus and updated news about medical advances. Clarity on these and related issues will be forthcoming over the coming weeks and months. We will again perform a qualitative assessment at June 30, 2020 and there is no certainty that we will arrive at the same conclusion. It is possible that quantitative testing will be necessary and that it may support an impairment charge to earnings for the second quarter.

Deposits

Total deposits as of March 31, 2020 were $1.242 billion compared to $1.267 billion at December 31, 2019, a decrease of $25 million. The following table presents the deposit balances by major category as of March 31, 2020, and December 31, 2019.

(Amounts in thousands)	March 31, 2020		December 31, 2019
Deposits	Amount	%	Amount	%
Noninterest-bearing demand	$419,315	34%	$432,680	34%
Interest-bearing demand	231,276	19	239,258	19
Money market	314,687	25	307,559	24
Savings	133,552	11	135,888	11
Certificates of deposit, $100,000 or greater	112,364	8	120,282	10
Certificates of deposit, less than $100,000	31,193	3	31,504	2
Total	$1,242,387	100%	$1,267,171	100%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the distribution of average deposits and their respective average rates for the periods indicated.

	For the Three Months Ended March 31, 2020		For the Year Ended December 31, 2019
(Amounts in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing demand	$233,375	0.17%	$242,516	0.20%
Money market	307,587	0.53%	304,340	0.53%
Savings	135,504	0.35%	136,733	0.36%
Certificates of deposit	147,241	1.27%	160,550	1.23%
Interest-bearing deposits	823,707	0.53%	844,139	0.54%
Noninterest-bearing demand	420,847		400,588
Total deposits	$1,244,554	0.09%	$1,244,727	0.37%

Deposit Maturity Schedule

The following table sets forth the maturities of certificates of deposit in amounts of $100,000 or more as of March 31, 2020.

(Amounts in thousands)	March 31,
Maturing in:	2020
Three months or less	$24,117
Three through six months	21,421
Six through twelve months	24,246
Over twelve months	42,580
Total	$112,364

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

Borrowings

The following table sets forth year-to-date average balances for our borrowings and their respective average rates for the periods indicated.

	For the Three Months Ended March 31, 2020		For the Year Ended December 31, 2019
(Amounts in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Federal Home Loan Bank of San Francisco borrowings	$220	0.21%	$9,644	2.56%
Senior debt, net	—	—%	960	7.60%
Subordinated debt, net	9,963	7.43%	9,935	7.38%
Junior subordinated debentures	10,310	3.51%	10,310	4.13%
Total borrowings	$20,493	5.38%	$30,849	4.80%

Term Debt

At March 31, 2020, we had term debt outstanding with a carrying value of $20.0 million compared to $10.0 million at December 31, 2019. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of March 31, 2020 the bank had $10.0 million in Federal Home Loan Bank of San Francisco advances outstanding. There were no Federal Home Loan Bank of San Francisco advances outstanding at December 31, 2019. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the three months ended March 31, 2020 and the year ended December 31, 2019 was $220 thousand and $9.6 million, respectively. See Note 6 Term Debt in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings.

Senior Debt

In December of 2015, we entered into a senior debt loan agreement to borrow $10.0 million. During the second quarter of 2019, we completed the early repayment and termination of this variable-rate debt agreement.

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The Subordinated Debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the Subordinated Debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points resetting quarterly. At March 31, 2020, the Subordinated Debt had a balance of $10.0 million net of unamortized debt issuance costs. The notes are due in 2025.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July of 2005, we participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at a rate equal to three month LIBOR plus 158 basis points (2.3% at March 31, 2020). The Trust-Preferred Securities mature on September 15, 2035, and the covenants allow for redemption of the securities at our option during any quarter prior to maturity.

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

LIQUIDITY AND CASH FLOW

Merchants Bank of Commerce

We have not experienced any unusual pressure on our deposit balances or on our liquidity position as a result of the COVID-19 pandemic. Should this change, in addition to our primary sources of liquidity, the Bank has credit arrangements as discussed below. We are participating in the PPP administered through the Small Business Administration (“SBA”). We expect to utilize liquidity provided by the Federal Reserve to fund the program.

The principal objective of our liquidity management program is to maintain our ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds on deposit or to draw upon their credit facilities.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 2% of our total deposits at March 31, 2020 and December 31, 2019.

In addition to liquidity provided by core deposits, loan repayments and cash flows from securities, the Bank can borrow on established conditional federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank, or issue subscription / brokered certificates of deposit.

At March 31, 2020, the Bank has the following credit arrangements:

●

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $412.4 million; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	We have an available line of credit with the Federal Reserve Bank of $12.7 million subject to collateral requirements, namely the amount of pledged loans.
●

We have entered into nonbinding federal funds line of credit agreements with three financial institutions. The available credit on these lines totaled $35.0 million at March 31, 2020 and had interest rates ranging from 0.50% to 1.18%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

In April of 2020, we received approval to participate in the Federal Reserve Bank Paycheck Protection Program Liquidity Facility (‘PPPLF”). The credit facility provides term funding for loans made under the Small Business Administration’s PPP. Advances under the program will be collateralized with PPP loans, bear a fixed rate of interest at 0.35% and are to be repaid as the underlying loans are paid down, forgiven, or sold to SBA. Participating institutions will receive preferential capital treatment for the loans that are funded with this borrowing facility.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. At March 31, 2020, the Holding Company had cash balances of $1.4 million. Our principal source of cash is dividends received from the Bank. During the first three months of 2020, the Bank paid a dividend of $8.0 million to the Holding Company. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company in the future.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Statements of Cash Flows

Net cash of $3.8 million was provided by operating activities during the three months ended March 31, 2020. As disclosed in the Consolidated Statements of Cash Flows, the primary difference between net income and cash provided by operating activities was non-cash items including:

●	$2.9 million provision for loan and lease losses.
●	$506 thousand in depreciation, accretion and amortization.

Net cash of $12.4 million used by investing activities during the three months ended March 31, 2020 consisted principally of:

●	$29.3 million in proceeds from sale of investment securities.
●	$17.4 million in proceeds from maturities and payments of investment securities.
●	$5.9 million in repayments on purchased loan pools.

These sources of cash were partially offset by:

●	$40.0 million in purchases of investment securities.
●	$24.9 million in net loan originations.

Net cash of $28.0 million used by financing activities during the three months ended March 31, 2020 principally consisted of:

●	$16.6 million decrease in deposits.
●	$8.2 million decrease in certificates.
●	$12.2 million repurchase of common stock.

These uses were partially offset by:

●	$10.0 million in advances from line of credit with the Federal Home Loan Bank of San Francisco.

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

For certain qualifying institutions, the FDIC has substituted a Community Bank Leverage Ratio in lieu of the Basel III capital requirements. We qualify under the new reporting rules however, we have opted to continue reporting under the Basel III requirements and we can opt-in to the new reporting rules at any time.

CAPITAL ADEQUACY

Overall capital adequacy is monitored on a day-to-day basis by management and reported to our Board of Directors on a monthly basis.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2020, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of March 31, 2020, are presented in the following table.

	March 31, 2020
(Amounts in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Ratio plus Capital Conservation Buffer
Holding Company:
Common equity tier 1 capital ratio	$144,576	12.02%	n/a	4.50%	2.50%	7.00%
Tier 1 capital ratio	$154,576	12.85%	n/a	6.00%	2.50%	8.50%
Total capital ratio	$179,620	14.93%	n/a	8.00%	2.50%	10.50%
Tier 1 leverage ratio	$154,476	10.78%	n/a	4.00%	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$164,132	13.66%	6.50%	4.50%	2.50%	7.00%
Tier 1 capital ratio	$164,132	13.66%	8.00%	6.00%	2.50%	8.50%
Total capital ratio	$179,165	14.91%	10.00%	8.00%	2.50%	10.50%
Tier 1 leverage ratio	$164,132	11.45%	5.00%	4.00%	n/a	4.00%

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019 for further detail on potential risks relating to the Subordinated Notes.

Goodwill and other intangible assets, net totaled $16.3 million at March 31, 2020 and primarily consisted of goodwill and core deposit intangibles recorded as part of previous acquisitions. When calculating capital ratios, goodwill and other intangible assets, net are deducted from Tier 1 capital. Under the Basel III risk based capital rules, the deduction for core deposit intangibles was initially subject to a phase in period which has now expired.

On September 18, 2019, we announced that our Board of Directors had authorized a stock purchase program. The stock purchase program authorized the Company to purchase up to 1.0 million shares of its common stock over a period ending March 31, 2020. On February 21, 2020, we announced that our Board of Directors increased the number of shares that may be purchased from 1.0 million to 1.5 million shares of common stock, and extended the program by one year to March 31, 2021. During the first quarter of 2020 and the fourth quarter of 2019 we repurchased 1,351,922 and 90,501 shares of common stock, respectively. The remaining 57,577 shares under the program were repurchased during the first week of April 2020. All 1.5 million shares were repurchased at a total cost of $13.6 million including commissions, or an average of $9.11 per share.

We are participating in the PPP administered through the Small Business Administration (“SBA”). We expect to utilize liquidity provided by the Federal Reserve to fund the program. We do not expect that the growth in our assets resulting from the PPP will impact our regulatory capital ratios due to preferential treatment for PPP loans funded by the PPPLF.

Cash Dividends and Payout Ratios per Common Share

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2020 and 2019. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation and expected growth. The dividend rate will be reassessed periodically by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

	Three Months Ended March 31,
	2020	2019
Dividends declared per common share	$0.05	$0.04
Dividend payout ratio	100%	31%

Tangible Book Value Per Share and Tangible Common Equity Ratio

We believe the tangible common equity ratio and tangible book value per share are meaningful measures that the Company and investors commonly use to assess the value and capital levels of the Company.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a reconciliation of shareholders' equity (GAAP) to tangible common equity (non-GAAP), and total assets (GAAP) to tangible assets (non-GAAP) as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(Amounts in thousands except ratio and per share data)	2020	2019
Total shareholders' equity	$165,658	$174,478
Subtract:
Goodwill	11,671	11,671
Other intangible assets, net	4,618	4,809
Tangible common shareholders' equity	$149,369	$157,998

Total assets	$1,455,880	$1,479,616
Subtract:
Goodwill	11,671	11,671
Other intangible assets, net	4,618	4,809
Tangible assets	$1,439,591	$1,463,136

Tangible common equity ratio	10.38%	10.80%
Book value per share	$9.86	$9.62
Tangible book value per share	$8.89	$8.71

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Tangible common shareholders’ equity is calculated as total shareholders' equity less goodwill and other intangible assets, net. Tangible assets are total assets less goodwill and other intangible assets, net. The tangible common equity ratio is calculated as tangible common shareholders' equity divided by tangible assets. Tangible book value is calculated as tangible common shareholders’ equity divided by the number of shares outstanding. The tangible common equity, tangible common equity ratio and tangible book value are considered a non-GAAP financial measures and should be viewed in conjunction with the total shareholders' equity, total shareholders' equity ratio and book value per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of March 31, 2020 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of March 31, 2020, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first three months of 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks described below, as well as the risk factors previously disclosed in our Form 10-K for the period ended December 31, 2019, filed with the SEC on March 6, 2020 should be carefully considered. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition and/or operating results. Our risk factors regarding the COVID-19 pandemic have been updated to address the evolution of the pandemic.

The effects of the COVID-19 pandemic could adversely affect our customers’ future results of operations and/or the market price of our stock.

The COVID-19 pandemic continues to rapidly evolve, as do federal, state and local efforts to address it. Both the direct effects of the pandemic and the resulting United States governmental responses are of an unprecedented scope as it impacts both the health and the economy of our country and the world at large. No one can predict the extent or duration of the pandemic, or its effect on the markets that we serve. Further, the ongoing efforts and impact of the government in mitigating the health and the economic effects of the pandemic cannot currently be predicted, whether on our business or as to the economy as a whole. The pandemic has thus far resulted in significant volatility in international and United States markets, which could adversely affect the market price of our stock. To date, the pandemic has resulted in significant business disruption and volatility in the international and domestic markets, which has adversely affected the market price of our stock and stocks in general.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not Applicable
b)	Not Applicable
c)	The following table provides information about repurchases of common stock by the Company during the three months ended March 31, 2020:

Period	Total number of Common Shares Purchased	Average Price Paid Per Common Share [1]	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan
1/1/20 - 1/31/20	36,810	$11.16	127,311	1,372,689
2/1/20 - 2/29/20	378,700	$11.25	506,011	993,989
3/1/20 - 3/31/20	936,412	$8.07	1,442,423	57,577
Total for quarter	1,351,922	$9.05	1,442,423
1 - Average price paid per common share includes commissions.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

COVID-19 Legislation and Regulation.

Coronavirus Aid, Relief, and Economic Security Act

Governments at all levels are rapidly taking steps to address and remediate the COVID-19 emergency. On March 27, 2020, the President signed into law the historic $2 trillion federal stimulus package known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes many provisions that will impact us and our customers. For example, the CARES Act includes $350 billion in stimulus for small businesses under the so-called “Paycheck Protection Program” of the U.S. Small Business Administration and an additional $500 billion for the U.S. Department of Treasury to make loans to distressed American businesses. The various banking agencies have strongly encouraged banks to work with borrowers impacted by the COVID-19 pandemic, and the CARES Act authorizes banks to elect to suspend GAAP for certain loan modifications that would otherwise be classified as a troubled debt restructure (which, in part, allows banks to provide immediate relief to their impacted borrowers). To ease the financial impacts of the COVID-19 pandemic, these agencies have further encouraged banks to consider offering responsible small-dollar loans to their consumers and small businesses affected by the pandemic.

The CARES Act also provides for direct stimulus payments (i.e., “economic impact payments” or “stimulus checks”) for many eligible Americans, subject to certain income thresholds. These economic impact payments will typically range from $1,200 to $3,400 and are designed to provide a level of financial relief to those most impacted by the COVID-19 pandemic. We anticipate that many of our customers will receive these economic impact payments, which the IRS intends to distribute via direct deposit to their accounts or by mailing paper checks. Overall, the legislative and regulatory landscape surrounding the COVID-19 pandemic is rapidly changing, and we cannot predict with certainty the impact it will have on our operations or business.

Paycheck Protection Program

The initial amounts available under the Paycheck Protection Program were quickly exhausted in less than two weeks, leaving many pending loan applications in limbo as Congress negotiated additional funding. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law to replenish funding to the Paycheck Protection Program and to provide other spending for hospitals and virus testing. In part, the bill includes an additional $320 billion to make new loans under the Paycheck Protection Program, and set aside $30 billion of the loans for banks and credit unions with $10 billion to $50 billion in assets, and another $30 billion for even smaller institutions. The bill also includes $60 billion in loans and grants under the Economic Industry Disaster Loan program, and makes farms and ranches eligible for loans. The SBA resumed accepting applications under the Paycheck Protection Program on April 27, 2020.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: May 8, 2020	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)