Form 10-Q
period 2020-06-30
Bank of Commerce Holdings
filed 2020-08-07
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-25135

Bank of Commerce Holdings

California	94-2823865
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 Capitol Mall, Suite 1255, Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 421-2575

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BOCH	NASDAQ

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of July 29, 2020: 16,781,685

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Index to Form 10-Q

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(Amounts in thousands, except share information)	2020	2019
Assets:
Cash and due from banks	$29,630	$21,338
Interest-bearing deposits in other banks	126,132	59,266
Total cash and cash equivalents	155,762	80,604

Securities available-for-sale, at fair value	280,200	286,950

Loans, net of deferred fees and costs	1,204,737	1,035,065
Allowance for loan and lease losses	(16,089)	(12,231)
Net loans	1,188,648	1,022,834

Premises and equipment, net	15,466	15,906
Other real estate owned	8	35
Life insurance	23,968	23,701
Deferred tax asset, net	2,645	4,553
Goodwill	11,671	11,671
Other intangible assets, net	4,426	4,809
Other assets	29,102	28,553
Total assets	$1,711,896	$1,479,616

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$521,751	$432,680
Demand - interest-bearing	287,198	239,258
Money market	405,322	307,559
Savings	142,389	135,888
Certificates of deposit	137,647	151,786
Total deposits	1,494,307	1,267,171

Term debt:
Federal Home Loan Bank of San Francisco borrowings	10,000	—
Other borrowings	10,000	10,000
Less unamortized debt issuance costs	(19)	(43)
Net term debt	19,981	9,957

Junior subordinated debentures	10,310	10,310
Other liabilities	17,743	17,700
Total liabilities	1,542,341	1,305,138

Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: issued and outstanding - 16,738,685 as of June 30, 2020 and 18,137,167 as of December 31, 2019	58,749	71,311
Retained earnings	103,658	100,566
Accumulated other comprehensive income, net of tax	7,148	2,601
Total shareholders' equity	169,555	174,478
Total liabilities and shareholders' equity	$1,711,896	$1,479,616

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share information)	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$13,224	$12,847	$25,562	$24,878
Interest on taxable securities	1,329	1,733	2,911	3,497
Interest on tax-exempt securities	423	328	694	715
Interest on interest-bearing deposits in other banks	21	219	175	464
Total interest income	14,997	15,127	29,342	29,554
Interest expense:
Interest on demand - interest-bearing	85	129	185	255
Interest on money market	317	380	720	669
Interest on savings	95	123	213	234
Interest on certificates of deposit	467	497	931	987
Interest on Federal Home Loan Bank of San Francisco borrowings	5	192	5	247
Interest on other borrowings	184	201	368	440
Interest on junior subordinated debentures	61	110	151	223
Total interest expense	1,214	1,632	2,573	3,055
Net interest income	13,783	13,495	26,769	26,499
Provision for loan and lease losses	1,300	—	4,150	—
Net interest income after provision for loan and lease losses	12,483	13,495	22,619	26,499
Noninterest income:
Service charges on deposit accounts	152	187	321	355
ATM and point of sale fees	263	318	531	583
Payroll and benefit processing fees	143	157	313	328
Life insurance	148	155	271	284
Gain on sale of investment securities, net	140	33	224	125
Federal Home Loan Bank of San Francisco dividends	36	124	166	245
Gain (loss) on sale of OREO	—	18	(23)	41
Other income	73	108	44	196
Total noninterest income	955	1,100	1,847	2,157
Noninterest expense:
Salaries and related benefits	4,965	5,146	10,852	10,875
Premises and equipment	826	928	1,680	1,903
FDIC insurance premium	90	95	126	195
Data processing	585	638	1,116	1,214
Professional services	469	535	803	838
Telecommunications	156	180	327	353
Acquisition and merger	—	376	—	2,306
Other expenses	1,179	1,713	3,149	2,850
Total noninterest expense	8,270	9,611	18,053	20,534
Income before provision for income taxes	5,168	4,984	6,413	8,122
Provision for income taxes	1,321	1,340	1,650	2,172
Net income	$3,847	$3,644	$4,763	$5,950

Earnings per share - basic	$0.23	$0.20	$0.28	$0.33
Weighted average shares - basic	16,660	18,134	17,178	17,816
Earnings per share - diluted	$0.23	$0.20	$0.28	$0.33
Weighted average shares - diluted	16,689	18,194	17,217	17,878

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2020	2019	2020	2019
Net income	$3,847	$3,644	$4,763	$5,950

Available-for-sale securities:
Changes in unrealized gains arising during the period	1,845	4,145	6,678	7,806
Income taxes	(544)	(1,225)	(1,973)	(2,307)
Change in unrealized gain, net of tax	1,301	2,920	4,705	5,499

Reclassification adjustment for realized gains included in net income	(140)	(33)	(224)	(125)
Income taxes	40	10	66	37
Realized gains, net of tax	(100)	(23)	(158)	(88)
Net change in unrealized gains on available-for-sale securities	1,201	2,897	4,547	5,411

Other comprehensive income	1,201	2,897	4,547	5,411
Comprehensive income – Bank of Commerce Holdings	$5,048	$6,541	$9,310	$11,361

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accumulated Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss) Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2019	16,334	$52,284	$89,045	$(3,008)	$138,321
Net income	—	—	2,306	—	2,306
Other comprehensive income, net of tax	—	—	—	2,514	2,514
Comprehensive income	—	—	—	—	4,820
Dividend declared on common stock ($0.04 per share)	—	—	(725)	—	(725)
Stock issued for Merchants acquisition	1,834	19,606	—	—	19,606
Stock compensation grants	6	58	—	—	58
Restricted stock granted, net	31	—	—	—	—
Stock options exercised	8	40	—	—	40
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	(22)	—	—	(22)
Balance at March 31, 2019	18,213	$71,966	$90,626	$(494)	$162,098
Net income	—	—	3,644	—	3,644
Other comprehensive income, net of tax	—	—	—	2,897	2,897
Comprehensive income	—	—	—	—	6,541
Dividend declared on common stock ($0.05 per share)	—	—	(907)	—	(907)
Restricted stock granted, net	1	—	—	—	—
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	121	—	—	121
Balance at June 30, 2019	18,214	$72,087	$93,363	$2,403	$167,853
Net income	—	—	4,642	—	4,642
Other comprehensive loss, net of tax	—	—	—	(66)	(66)
Comprehensive income	—	—	—	—	4,576
Dividend declared on common stock ($0.05 per share)	—	—	(905)	—	(905)
Restricted stock granted, net	(2)	—	—	—	—
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	113	—	—	113
Balance at September 30, 2019	18,212	$72,200	$97,100	$2,337	$171,637
Net income	—	—	4,369	—	4,369
Other comprehensive income, net of tax	—	—	—	264	264
Comprehensive income	—	—	—	—	4,633
Dividend declared on common stock ($0.05 per share)	—	—	(903)	—	(903)
Repurchase of common stock	(91)	(1,010)	—	—	(1,010)
Restricted stock granted, net	13	—	—	—	—
Stock options exercised	3	12	—	—	12
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	109	—	—	109
Balance at December 31, 2019	18,137	$71,311	$100,566	$2,601	$174,478

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

				Accumulated Other
		Common		Comprehensive
	Common	Stock	Retained	Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2020	18,137	$71,311	$100,566	$2,601	$174,478
Net income	—	—	916	—	916
Other comprehensive income, net of tax	—	—	—	3,346	3,346
Comprehensive income	—	—	—	—	4,262
Dividend declared on common stock ($0.05 per share)	—	—	(838)	—	(838)
Repurchase of common stock	(1,352)	(12,230)	—	—	(12,230)
Restricted stock granted, net	11	—	—	—	—
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	(14)	—	—	(14)
Balance at March 31, 2020	16,796	$59,067	$100,644	$5,947	$165,658
Net income	—	—	3,847	—	3,847
Other comprehensive income, net of tax	—	—	—	1,201	1,201
Comprehensive income	—	—	—	—	5,048
Dividend declared on common stock ($0.05 per share)	—	—	(833)	—	(833)
Repurchase of common stock	(57)	(423)	—	—	(423)
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	105	—	—	105
Balance at June 30, 2020	16,739	$58,749	$103,658	$7,148	$169,555

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2020	2019
Cash flows from operating activities:
Net income	$4,763	$5,950
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,150	—
Provision for (recovery of) unfunded commitments	105	(100)
Provision for depreciation and amortization	598	741
Amortization of core deposit intangible	383	337
Amortization of debt issuance costs	24	24
Compensation expense associated with restricted stock	211	193
Tax benefits from vesting of restricted stock	(2)	(6)
Net gain on sale or call of securities	(224)	(125)
Amortization of investment premiums and accretion of discounts, net	636	677
Amortization of premiums and accretion of discounts on acquired loans, net	(711)	(299)
Loss on disposal of fixed assets	132	—
Loss (gain) on sale of OREO	23	(41)
Increase in cash surrender value of life insurance	(271)	(284)
Deferred compensation and salary continuation plan payments	(439)	(603)
Increase in deferred compensation and salary continuation plans	426	483
Increase (decrease) in deferred loan fees and costs	3,765	(78)
(Increase) decrease in other assets	(1,923)	884
Increase in other liabilities	1,024	111
Net cash provided by operating activities	12,670	7,864

Cash flows from investing activities:
Proceeds from maturities of and payments on available-for-sale securities	37,121	24,616
Proceeds from sale of available-for-sale securities	49,761	85,740
Purchases of available-for-sale securities	(73,692)	(24,778)
Investment in qualified affordable housing partnerships	(7)	—
Net purchase of Federal Home Loan Bank of San Francisco stock	—	(34)
Loan originations, net of principal repayments	(182,677)	(22,929)
Net repayment on loan pools	9,651	18,171
Purchase of premises and equipment	(303)	(1,262)
Proceeds from the sale of OREO	12	87
Acquisition of Merchants Holding Company, net of cash paid	—	(2,875)
Net cash (used) provided by investing activities	(160,134)	76,736

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2020	2019
Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings deposits	$241,275	$(56,585)
Net decrease in certificates of deposit	(14,139)	(29,829)
Advances on term debt	50,000	180,000
Repayment of term debt	(40,000)	(183,496)
Proceeds from stock options exercised	—	40
Repurchase of common stock	(12,653)	—
Cash paid for shares surrendered for tax-withholding purposes	(120)	(94)
Cash dividends paid on common stock	(1,741)	(1,376)
Net cash provided (used) by financing activities	222,622	(91,340)

Net increase (decrease) in cash and cash equivalents	75,158	(6,740)
Cash and cash equivalents at beginning of year	80,604	47,365
Cash and cash equivalents at end of period	$155,762	$40,625

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2020	2019
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$1,008	$2,562
Interest	$2,593	$3,033
Operating leases	$480	$432
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$8	$15
Investment in qualified affordable housing partnership	$1,000	$—

Unrealized gain on investment securities available-for-sale, net of gains included in net income	$6,454	$7,681
Changes in net deferred tax asset related to changes in net unrealized gain on investment securities available-for-sale	(1,907)	(2,270)
Changes in accumulated other comprehensive income due to net unrealized gain on investment securities available-for-sale	$4,547	$5,411

Supplemental disclosures of non cash financing activities:
Stock compensation grants	$—	$58
Cash dividend declared on common shares and payable after period-end	$833	$907
Right-of-use lease asset recorded on adoption of ASU No. 2016-02	$—	$3,998
Lease liability recorded on adoption of ASU No. 2016-02	$—	$4,363
Transactions related to the acquisition of Merchants Holding Company:
Assets acquired - fair value	$—	$215,055
Goodwill	$—	$11,006
Liabilities assumed - fair value	$—	$191,154

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Merchants Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) and for Bank of Commerce Mortgage (inactive). The Bank, which previously operated under three separate names, changed its name for all operations to Merchants Bank of Commerce effective May 20, 2019. We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 are derived from the unaudited interim consolidated financial statements or the audited consolidated financial statements, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2020 and December 31, 2019, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. We have not consolidated the accounts of the Trust in our consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”), Consolidation (“ASC 810”). We are not considered the primary beneficiary of the Trust (variable interest entity). As a result, the junior subordinated debentures issued by the Holding Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Other Assets and Other Liabilities in our Consolidated Balance Sheets. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an incremental borrowing rate, we use borrowing rates available under our existing line of credit with the Federal Home Loan Bank of San Francisco for periods similar to the lease terms as our incremental borrowing rate to determine the present value of future lease payments. Our lease terms may include options to extend or terminate the lease which we recognize when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

The following is a computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share information)	2020	2019	2020	2019
Earnings Per Share:
Numerators:
Net income	$3,847	$3,644	$4,763	$5,950
Denominators:
Weighted average number of common shares outstanding - basic (1)	16,660	18,134	17,178	17,816
Effect of potentially dilutive common shares (2)	29	60	39	62
Weighted average number of common shares outstanding - diluted	16,689	18,194	17,217	17,878
Earnings per common share:
Basic	$0.23	$0.20	$0.28	$0.33
Diluted	$0.23	$0.20	$0.28	$0.33
Anti-dilutive restricted shares not included in diluted earnings per share calculation	76	—	60	—
(1) Excludes unvested restricted shares because they do not have dividend or voting rights
(2) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

In 2019, we announced a stock repurchase program for 1.0 million shares of common stock that was subsequently increased to 1.5 million shares of common stock. Between October of 2019 and April 2020, all 1.5 million shares were repurchased at a total cost of $13.6 million including commissions, or an average of $9.11 per share.

NOTE 3. SECURITIES

The following tables present the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of June 30, 2020, and December 31, 2019.

	As of June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Values
Available-for-sale securities:
U.S. government & agencies	$32,436	$775	$(16)	$33,195
Obligations of state and political subdivisions	72,958	3,955	(25)	76,888
Residential mortgage-backed securities and collateralized mortgage obligations	132,226	4,936	(42)	137,120
Corporate securities	1,000	—	—	1,000
Commercial mortgage-backed securities	15,715	614	—	16,329
Other asset-backed securities	15,718	104	(154)	15,668
Total	$270,053	$10,384	$(237)	$280,200

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Values
Available-for-sale securities:
U.S. government & agencies	$38,291	$469	$(27)	$38,733
Obligations of state and political subdivisions	40,702	1,422	(26)	42,098
Residential mortgage-backed securities and collateralized mortgage obligations	179,114	2,163	(442)	180,835
Corporate securities	3,005	6	(45)	2,966
Commercial mortgage-backed securities	19,126	221	(40)	19,307
Other asset-backed securities	3,019	—	(8)	3,011
Total	$283,257	$4,281	$(588)	$286,950

The following table presents the expected maturities of investment securities at June 30, 2020.

	Available-For-Sale
(Amounts in thousands)	Amortized Costs	Fair Values
Amounts maturing in:
One year or less	$11,376	$11,563
After one year through five years	119,161	124,023
After five years through ten years	52,434	54,170
After ten years	87,082	90,444
Total	$270,053	$280,200

The amortized costs and fair values of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

At June 30, 2020 and December 31, 2019, securities with a fair value of $79.1 million and $81.4 million, respectively, were pledged as collateral to secure public fund deposits, Federal Home Loan Bank of San Francisco borrowings and for other purposes as required by law.

The following table presents the cash proceeds from sales of investment securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Investment Securities:
Proceeds from sales of investment securities	$20,422	$18,338	$49,761	$85,740

Gross realized gains on sales of investment securities:
U.S. government & agencies	$—	$6	$—	$39
Obligations of state and political subdivisions	43	115	91	294
Residential mortgage-backed securities and collateralized mortgage obligations	143	16	226	64
Commercial mortgage-backed securities	1	2	38	2
Total gross realized gains on sales of investment securities	187	139	355	399

Gross realized losses on sales of investment securities:
U.S. government & agencies	(14)	—	(14)	(4)
Obligations of state and political subdivisions	(1)	(12)	(5)	(90)
Residential mortgage-backed securities and collateralized mortgage obligations	(32)	(64)	(112)	(149)
Commercial mortgage-backed securities	—	(30)	—	(31)
Total gross realized losses on sales of investment securities	(47)	(106)	(131)	(274)
Gain on sales of investment securities, net	$140	$33	$224	$125

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Investment securities that were in an unrealized loss position as of June 30, 2020 and December 31, 2019 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of June 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Values	Losses	Values	Losses	Values	Losses
Available-for-sale securities:
U.S. government & agencies	$1,232	$(2)	$2,773	$(14)	$4,005	$(16)
Obligations of state and political subdivisions	3,444	(25)	—	—	3,444	(25)
Residential mortgage-backed securities and collateralized mortgage obligations	2,590	(37)	293	(5)	2,883	(42)
Other asset-backed securities	6,233	(154)	—	—	6,233	(154)
Total temporarily impaired securities	$13,499	$(218)	$3,066	$(19)	$16,565	$(237)

	As of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Values	Losses	Values	Losses	Values	Losses
Available-for-sale securities:
U.S. government & agencies	$6,473	$(25)	$380	$(2)	$6,853	$(27)
Obligations of state and political subdivisions	2,249	(26)	—	—	2,249	(26)
Residential mortgage-backed securities and collateralized mortgage obligations	31,817	(207)	22,166	(235)	53,983	(442)
Corporate securities	—	—	955	(45)	955	(45)
Commercial mortgage-backed securities	1,464	(1)	4,549	(39)	6,013	(40)
Other asset-backed securities	3,011	(8)	—	—	3,011	(8)
Total temporarily impaired securities	$45,014	$(267)	$28,050	$(321)	$73,064	$(588)

At June 30, 2020 and December 31, 2019, the number of securities that were in an unrealized loss position was 24 and 63, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Our investment policy requires securities at the time of purchase to be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies. Management monitors the published credit ratings of our investment portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, we have no plans to sell the securities before the recovery of their amortized cost, and the Bank has the ability to hold the securities to maturity these investments are not considered other-than-temporarily impaired.

The following table presents the characteristics of our securities that are in unrealized loss positions at June 30, 2020 and December 31, 2019.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	June 30, 2020 and December 31, 2019
U.S. government & agencies	Direct obligations of the U.S. Government or obligations guaranteed by U.S. Government agencies.
Obligations of state and political subdivisions	General obligation issuances or revenue securities issued by municipalities and political subdivisions located within the U.S. secured by revenues from specific sources.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations issued by U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at June 30, 2020 and December 31, 2019, 82% and 79% were issued or guaranteed by U.S. government sponsored entities, respectively.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations issued by U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at June 30, 2020 and December 31, 2019, 100% were issued or guaranteed by U.S. government sponsored entities.

Other asset-backed securities	Obligations issued by non-governmental issuers secured by high quality loans with good credit enhancements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. LOANS

Outstanding loan balances consisted of the following at June 30, 2020, and December 31, 2019.

	June 30,	December 31,
(Amounts in thousands)	2020	2019
Loan Portfolio:
Commercial	$126,024	$141,197
Paycheck protection program	162,189	—
Commercial real estate:
Real estate - construction and land development	41,371	26,830
Real estate - commercial non-owner occupied	521,004	493,920
Real estate - commercial owner occupied	215,799	218,833
Residential real estate:
Real estate - residential - Individual Tax Identification Number (“ITIN”)	31,083	33,039
Real estate - residential - 1-4 family mortgage	60,756	63,661
Real estate - residential - equity lines	20,938	22,099
Consumer and other	27,176	33,324
Gross loans	1,206,340	1,032,903
Deferred (fees) and costs	(1,603)	2,162
Loans, net of deferred fees and costs	1,204,737	1,035,065
Allowance for loan and lease losses	(16,089)	(12,231)
Net loans	$1,188,648	$1,022,834

Certain loans are pledged as collateral for lines of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. Pledged loans totaled $536.8 million and $542.1 million at June 30, 2020 and December 31, 2019, respectively.

In April of 2020, we received approval to participate in the Federal Reserve Bank Paycheck Protection Program Liquidity Facility (‘PPPLF”). The credit facility provides term funding for loans made under the SBA’s Paycheck Protection Program (“PPP”). If we take advances under the PPPLF, they will be collateralized with PPP loans.

Gross loan balances in the table above include discounts on purchased loans and fair value discounts on loans acquired in conjunction with our acquisition of Merchants during the first quarter of 2019.

Discounts on purchased loans - Gross loan balances include net purchase discounts of $1.2 million and $1.5 million as of June 30, 2020, and December 31, 2019, respectively. When we purchase loans, they are typically purchased at a discount to enhance yield and compensate for credit risk. We have no purchased credit impaired loans as of June 30, 2020, and December 31, 2019.

Fair value discount - Gross loan balances include a fair value discount of $1.3 million and $1.7 million at June 30, 2020 and December 31, 2019, respectively for loans acquired in conjunction with our acquisition of Merchants during the first quarter of 2019. We recorded $216 thousand and $190 thousand in accretion of the discount for these loans during the three months ended June 30, 2020 and 2019, respectively. We recorded $379 thousand and $238 thousand in accretion of the discount for these loans during the six months ended June 30, 2020 and 2019, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Past Due Loans

Past due loans (gross), segregated by loan portfolio were as follows, as of June 30, 2020, and December 31, 2019.

(Amounts in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or Greater Days Past Due	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
Past Due Loans at June 30, 2020
Commercial	$23	$—	$—	$23	$126,001	$126,024	$—
Paycheck protection program	—	—	—	—	162,189	162,189	—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	41,371	41,371	—
Real estate - commercial non-owner occupied	—	—	1,062	1,062	519,942	521,004	—
Real estate - commercial owner occupied	—	—	2,993	2,993	212,806	215,799	—
Residential real estate:
Real estate - residential - ITIN	196	60	106	362	30,721	31,083	—
Real estate - residential - 1-4 family mortgage	443	—	31	474	60,282	60,756	—
Real estate - residential - equity lines	148	—	—	148	20,790	20,938	—
Consumer and other	120	47	—	167	27,009	27,176	—
Total	$930	$107	$4,192	$5,229	$1,201,111	$1,206,340	$—

(Amounts in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or Greater Days Past Due	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
Past Due Loans at December 31, 2019
Commercial	$71	$—	$—	$71	$141,126	$141,197	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	26,830	26,830	—
Real estate - commercial non-owner occupied	—	—	—	—	493,920	493,920	—
Real estate - commercial owner occupied	655	—	3,103	3,758	215,075	218,833	—
Residential real estate:
Real estate - residential - ITIN	371	323	43	737	32,302	33,039	—
Real estate - residential - 1-4 family mortgage	—	—	—	—	63,661	63,661	—
Real estate - residential - equity lines	100	—	—	100	21,999	22,099	—
Consumer and other	200	50	—	250	33,074	33,324	—
Total	$1,397	$373	$3,146	$4,916	$1,027,987	$1,032,903	$—

In accordance with the CARES act and regulatory guidance, we have granted 244 short-term COVID-19 related loan payment deferrals on loans totaling $123.3 million. The loans are not considered past due while they are in the deferral period. Without these deferrals past due loan totals would have been higher at June 30, 2020. We cannot predict the impact to past due loan totals once the deferral periods end.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Nonaccrual Loans

Nonaccrual loans, segregated by loan portfolio, were as follows as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
(Amounts in thousands)	2020	2019
Nonaccrual Loans:
Commercial	$7	$61
Commercial real estate:
Real estate - commercial non-owner occupied	1,062	—
Real estate - commercial owner occupied	3,647	3,103
Residential real estate:
Real estate - residential - ITIN	1,738	2,221
Real estate - residential - 1-4 family mortgage	180	191
Consumer and other	37	40
Total	$6,671	$5,616

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $84 thousand and $229 thousand for the three months ended June 30, 2020 and 2019, respectively. We would have recognized additional interest income, net of tax, of approximately $140 thousand and $376 thousand for the six months ended June 30, 2020 and 2019, respectively.

Impaired Loans

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. The following tables summarize impaired loans by loan portfolio as of June 30, 2020 and December 31, 2019.

	As of June 30, 2020
		Unpaid
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
Impaired Loans:
With no related allowance recorded:
Commercial	$52	$215	$—
Commercial real estate:
Real estate - commercial non-owner occupied	1,062	1,097	—
Real estate - commercial owner occupied	3,647	3,757	—
Residential real estate:
Real estate - residential - ITIN	5,203	6,896	—
Real estate - residential - 1-4 family mortgage	180	308	—
Total with no related allowance recorded	$10,144	$12,273	$—

With an allowance recorded:
Commercial	$547	$547	$137
Residential real estate:
Real estate - residential - ITIN	177	177	13
Real estate - residential - equity lines	221	221	110
Consumer and other	37	38	10
Total with an allowance recorded	$982	$983	$270

By loan portfolio:
Commercial	$599	$762	$137
Commercial real estate	4,709	4,854	—
Residential real estate	5,781	7,602	123
Consumer and other	37	38	10
Total impaired loans	$11,126	$13,256	$270

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2019
		Unpaid
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
Impaired Loans:
With no related allowance recorded:
Commercial	$94	$251	$—
Commercial real estate:
Real estate - commercial owner occupied	3,103	3,103	—
Residential real estate:
Real estate - residential - ITIN	5,723	7,386	—
Real estate - residential - 1-4 family mortgage	191	313	—
Total with no related allowance recorded	$9,111	$11,053	$—

With an allowance recorded:
Commercial	$562	$563	$159
Residential real estate:
Real estate - residential - ITIN	455	455	38
Real estate - residential - equity lines	231	231	116
Consumer and other	40	40	11
Total with an allowance recorded	$1,288	$1,289	$324

By loan portfolio:
Commercial	$656	$814	$159
Commercial real estate	3,103	3,103	—
Residential real estate	6,600	8,385	154
Consumer and other	40	40	11
Total impaired loans	$10,399	$12,342	$324

The following tables summarize average recorded investment and interest income recognized on impaired loans by loan portfolio for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Average Recorded Investment and Interest Income:
Commercial	$613	$9	$1,304	$16
Commercial real estate:
Real estate - commercial non-owner occupied	708	—	11,622	11
Real estate - commercial owner occupied	3,284	—	—	—
Residential real estate:
Real estate - residential - ITIN	5,440	34	6,719	41
Real estate - residential - 1-4 family mortgage	181	—	192	—
Real estate - residential - equity lines	222	4	277	5
Consumer and other	38	—	22	—
Total	$10,486	$47	$20,136	$73

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Average Recorded Investment and Interest Income:
Commercial	$626	$17	$1,662	$32
Commercial real estate:
Real estate - commercial non-owner occupied	354	—	10,017	23
Real estate - commercial owner occupied	3,193	—	—	—
Residential real estate:
Real estate - residential - ITIN	5,698	72	6,797	83
Real estate - residential - 1-4 family mortgage	184	—	188	—
Real estate - residential - equity lines	225	7	340	10
Consumer and other	39	—	22	—
Total	$10,319	$96	$19,026	$148

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

Troubled Debt Restructurings

At June 30, 2020 and December 31, 2019, impaired loans of $4.5 million and $4.8 million, respectively, were classified as performing troubled debt restructured loans.

For a troubled debt restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of June 30, 2020 and December 31, 2019, we had no obligations to lend additional funds on any troubled debt restructured loans. There was one new troubled debt restructuring on one $654 thousand commercial real estate loan during the six months ended June 30, 2020. The borrower was impacted by COVID-19 but the loan did not qualify to be exempt from TDR status under the new TDR guidance issued by the financial institution regulators or under the CARES act.

As of June 30, 2020, we had $6.6 million in troubled debt restructurings compared to $6.5 million as of December 31, 2019. As of June 30, 2020, we had 97 loans that qualified as troubled debt restructurings, of which 95 were performing according to their restructured terms. Troubled debt restructurings represented 0.55% of gross loans (0.64% of gross loans excluding PPP loans) as of June 30, 2020, compared to 0.63% at December 31, 2019.

The types of modifications offered can generally be described in the following categories:

Maturity – A modification in which the maturity date, timing of payments or frequency of payments are changed.

Payment – A modification in which a portion of the owning principal is decreased.

The following tables present the period ended balances of newly restructured loans and the types of modifications that occurred during the three and six months ended June 30, 2020 and 2019.

	Modification Types For the Three Months Ended June 30, 2020			Modification Types For the Three Months Ended June 30, 2019
(Amounts in thousands)	Maturity	Payment Deferral	Total	Maturity	Payment Deferral	Total
Troubled Debt Restructuring:
Commercial	$—	$—	$—	$86	$—	$86
Commercial real estate:
Real estate - commercial owner occupied	—	654	654	—	—	—
Residential real estate:
Real estate - residential - equity lines	—	—	—	—	39	39
Total	$—	$654	$654	$86	$39	$125

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Modification Types For the Six Months Ended June 30, 2020			Modification Types For the Six Months Ended June 30, 2019
(Amounts in thousands)	Maturity	Payment Deferral	Total	Maturity	Payment Deferral	Total
Troubled Debt Restructuring:
Commercial	$—	$—	$—	$86	$—	$86
Commercial real estate:
Real estate - commercial owner occupied	—	654	654	—	—	—
Residential real estate:
Real estate - residential - equity lines	—	—	—	—	39	39
Total	$—	$654	$654	$86	$39	$125

For the three and six month periods ended June 30, 2020 and 2019, the tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner, which grants a concession to a borrower experiencing financial difficulties.

	For the Three Months Ended June 30, 2020			For the Three Months Ended June 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Collars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial	—	$—	$—	1	$99	$99
Commercial real estate:
Real estate - commercial owner occupied	1	654	654	—	—	—
Residential real estate:
Real estate - residential - equity lines	—	—	—	1	39	39
Total	1	$654	$654	2	$138	$138

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial	—	$—	$—	1	$99	$99
Commercial real estate:
Real estate - commercial owner occupied	1	654	654	—	—	—
Residential real estate:
Real estate - residential - equity lines	—	—	—	1	39	39
Total	1	$654	$654	2	$138	$138

There were no loans modified as a troubled debt restructuring within the previous twelve months for which there was a payment default (after restructuring) during the three and six months ended June 30, 2020 and 2019.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Performing and Nonperforming Loans

We define a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of original contractual principal and interest is likely. We define a nonperforming loan as an impaired loan, which may be on nonaccrual, or is 90 days past due and still accruing, or has been restructured and does not comply with its modified terms, and our ultimate collection of original contractual principal and interest is uncertain. Performing and nonperforming loans, segregated by loan portfolio, were as follows at June 30, 2020 and December 31, 2019.

	June 30, 2020
(Amounts in thousands)	Performing	Nonperforming	Total
Performing and Nonperforming Loans:
Commercial	$126,017	$7	$126,024
Paycheck protection program	162,189	—	162,189
Commercial real estate:
Real estate - construction and land development	41,371	—	41,371
Real estate - commercial non-owner occupied	519,942	1,062	521,004
Real estate - commercial owner occupied	212,152	3,647	215,799
Residential real estate:
Real estate - residential - ITIN	29,345	1,738	31,083
Real estate - residential - 1-4 family mortgage	60,576	180	60,756
Real estate - residential - equity lines	20,938	—	20,938
Consumer and other	27,139	37	27,176
Total	$1,199,669	$6,671	$1,206,340

	December 31, 2019
(Amounts in thousands)	Performing	Nonperforming	Total
Performing and Nonperforming Loans:
Commercial	$141,136	$61	$141,197
Commercial real estate:
Real estate - construction and land development	26,830	—	26,830
Real estate - commercial non-owner occupied	493,920	—	493,920
Real estate - commercial owner occupied	215,730	3,103	218,833
Residential real estate:
Real estate - residential - ITIN	30,818	2,221	33,039
Real estate - residential - 1-4 family mortgage	63,470	191	63,661
Real estate - residential - equity lines	22,099	—	22,099
Consumer and other	33,284	40	33,324
Total	$1,027,287	$5,616	$1,032,903

Short-Term Loan Modifications

We have responded to the needs of our borrowers in accordance with the CARES act and regulatory guidance to grant short-term COVID-19 related loan payment deferrals. These modified loans are not troubled debt restructurings and are not considered to be past due or non-performing. We have granted deferrals ranging from one to six months determined on a case-by-case basis considering the nature of the business and the impact of COVID-19. As of June 30, 2020, we have approved 244 short-term loan payment deferrals on loans totaling $123.3 million, only one of which meets the definition of a troubled debt restructuring.

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

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables summarize loans by internal risk grades and by loan class as of June 30, 2020 and December 31, 2019.

	As of June 30, 2020
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Loan Portfolio:
Commercial	$111,609	$8,907	$5,440	$68	$—	$126,024
Paycheck protection program	162,189	—	—	—	—	162,189
Commercial real estate:
Real estate - construction and land development	39,482	1,889	—	—	—	41,371
Real estate - commercial non-owner occupied	495,927	17,652	6,363	1,062	—	521,004
Real estate - commercial owner occupied	160,561	42,453	—	12,785	—	215,799
Residential real estate:
Real estate - residential - ITIN	27,407	—	—	3,676	—	31,083
Real estate - residential - 1-4 family mortgage	59,008	220	650	878	—	60,756
Real estate - residential - equity lines	20,853	—	—	85	—	20,938
Consumer and other	27,139	—	—	37	—	27,176
Total	$1,104,175	$71,121	$12,453	$18,591	$—	$1,206,340

	As of December 31, 2019
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Loan Portfolio:
Commercial	$125,222	$14,974	$833	$168	$—	$141,197
Commercial real estate:
Real estate - construction and land development	26,810	20	—	—	—	26,830
Real estate - commercial non-owner occupied	454,493	32,902	5,424	1,101	—	493,920
Real estate - commercial owner occupied	195,950	7,224	1,220	14,439	—	218,833
Residential real estate:
Real estate - residential - ITIN	28,609	—	—	4,430	—	33,039
Real estate - residential - 1-4 family mortgage	62,485	985	—	191	—	63,661
Real estate - residential - equity lines	22,012	—	—	87	—	22,099
Consumer and other	33,283	—	—	41	—	33,324
Total	$948,864	$56,105	$7,477	$20,457	$—	$1,032,903

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $83 thousand and $100 thousand at June 30, 2020 and December 31, 2019, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses

Our ALLL is based on management’s estimate of future loan and lease losses and risks inherent in the loan portfolio in accordance with ASC Topics 450 and 310. In June of 2016, the FASB issued a new standard under ASC 326 the Current Expected Credit Losses methodology (“CECL”). We have the option to delay until January 2023 the implementation of the new methodology and have not determined when it will be implemented or the financial impact.

The following tables summarize the ALLL by portfolio for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30, 2020
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$2,483	$—	$9,899	$1,281	$972	$432	$15,067
Charge-offs	—	—	(145)	(29)	(182)	—	(356)
Recoveries	14	—	—	18	46	—	78
Provision	(97)	—	1,182	36	34	145	1,300
Ending balance	$2,400	$—	$10,936	$1,306	$870	$577	$16,089

	For the Three Months Ended June 30, 2019
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$2,479	$—	$6,956	$1,211	$1,056	$540	$12,242
Charge-offs	(145)	—	(233)	(71)	(210)	—	(659)
Recoveries	757	—	—	18	87	—	862
Provision	(987)	—	875	(88)	137	63	—
Ending balance	$2,104	$—	$7,598	$1,070	$1,070	$603	$12,445

	For the Six Months Ended June 30, 2020
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$1,822	$—	$8,096	$1,032	$933	$348	$12,231
Charge-offs	—	—	(145)	(35)	(345)	—	(525)
Recoveries	22	—	—	62	149	—	233
Provision	556	—	2,985	247	133	229	4,150
Ending balance	$2,400	$—	$10,936	$1,306	$870	$577	$16,089

	For the Six Months Ended June 30, 2019
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$2,205	$—	$7,116	$1,173	$1,356	$442	$12,292
Charge-offs	(145)	—	(233)	(139)	(490)	—	(1,007)
Recoveries	911	—	—	100	149	—	1,160
Provision	(867)	—	715	(64)	55	161	—
Ending balance	$2,104	$—	$7,598	$1,070	$1,070	$603	$12,445

While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ. The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2020 and December 31, 2019, the unallocated allowance amount represented 4% and 3% of the ALLL, respectively. The following tables summarize the ALLL and the recorded investment in loans and leases as of June 30, 2020 and December 31, 2019.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of June 30, 2020
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$137	$—	$—	$123	$10	$—	$270
Collectively evaluated for impairment	2,263	—	10,936	1,183	860	577	15,819
Total	$2,400	$—	$10,936	$1,306	$870	$577	$16,089
Gross loans:
Individually evaluated for impairment	$599	$—	$4,709	$5,781	$37	$—	$11,126
Collectively evaluated for impairment	125,425	162,189	773,465	106,996	27,139	—	1,195,214
Total gross loans	$126,024	$162,189	$778,174	$112,777	$27,176	$—	$1,206,340

	As of December 31, 2019
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$159	$—	$—	$154	$11	$—	$324
Collectively evaluated for impairment	1,663	—	8,096	878	922	348	11,907
Total	$1,822	$—	$8,096	$1,032	$933	$348	$12,231
Gross loans:
Individually evaluated for impairment	$656	$—	$3,103	$6,600	$40	$—	$10,399
Collectively evaluated for impairment	140,541	—	736,480	112,199	33,284	—	1,022,504
Total gross loans	$141,197	$—	$739,583	$118,799	$33,324	$—	$1,032,903

The ALLL totaled $16.1 million or 1.33% of total gross loans (1.54% of gross loans excluding PPP loans) at June 30, 2020 and $12.2 million or 1.18% at December 31, 2019. As of June 30, 2020 and December 31, 2019, we had commitments to extend credit of $281.2 million and $275.1 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 was $800 thousand and $695 thousand, respectively.

We believe that the ALLL was adequate as of June 30, 2020. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

COVID‐19

The COVID‐19 Pandemic which suddenly unfolded in Q1 2020 is having a dramatic worldwide economic effect, with significant drop in GDP’s projected for 2020. This will inevitably result in continuing economic recession and increased loan losses, particularly in certain hard hit industries such as airlines, travel and hospitality, retail and energy sectors. As a result, we have significantly increased our qualitative credit risk factors for “changes in international, national, regional and local conditions” and “changes in the volume and severity of past due loans and other similar conditions”.

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

We formally assess the adequacy of the ALLL on a quarterly basis. The ALLL is based upon estimates of future loan and lease losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan and lease portfolio. Our ALLL methodology incorporates management’s current judgments, and reflects management’s estimate of future loan and lease losses and risks inherent in the loan portfolio in accordance with ASC Topic 450 Contingencies (“ASC 450”) and ASC Topic 310 Receivables (“ASC 310”).

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Management’s assessment of the ALLL is based on our continuing evaluation of all known relevant quantitative and qualitative internal and external risk factors provides the foundation for the three major components of the ALLL:

(1)	Historical valuation allowances established in accordance with ASC 450, for groups of similarly situated loan pools.

(2)

General valuation allowances established in accordance with ASC 450 that are based on qualitative credit risk factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Loss estimation factors are based on analysis of local economic factors. Allowances for changing environmental factors are management’s best estimate of the probable impact these changes have had on the loan portfolio as a whole.

(3)	Specific valuation allowances established in accordance with ASC 310, that are based on estimated probable losses on specific impaired loans.

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

Our assessment of the adequacy of the ALLL includes the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially rated when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default.

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

PPP Loans -. The Paycheck Protection Program (“PPP”) launched in April of 2020 to provide small businesses assistance in the form of forgiveable 100% guaranteed U.S. Small Business Administration (“SBA”) loans. We have actively participated in the PPP, funding $162.2 million to 594 existing customers as of June 30, 2020. This financial support of our customers’ businesses may help moderate other Commercial and Commercial Real Estate loan losses. The loans are underwritten following the guidelines and approval process from the SBA and pose essentially no credit risk to the loan portfolio.

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

We originate some single-family residence construction loans. The loan amounts are no greater than $1 million and are short-term real estate secured financing for the construction of a single-family residence to be occupied by the owner. The loans have a draw down feature with interest only payments, and a balloon payment at the 12-month maturity. All of these loans are refinanced and paid-off by the borrower’s permanent mortgage lender who provided the initial pre-approved mortgage financing. These loans are underwritten utilizing financial analysis of the borrower and are generally based upon estimates of cost and value associated with the complete project (as-is value). These estimates may be inaccurate. The loan disbursement and monitoring process is controlled utilizing similar processes as our CRE construction loans.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Concentrations of Credit Risk

As of June 30, 2020, approximately 75% of our gross loan portfolio (85% excluding PPP loans) is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

Credit review

Confirmation of the quality of our loan grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies. We maintain an independent loan review program that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to the Board of Directors, Loan Committee and Audit Committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

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

Our investments in Qualified Affordable Housing Partnerships totaled $3.2 million at June 30, 2020. These investments are recorded in Other Assets with a corresponding funding obligation of $1.3 million recorded in Other Liabilities in our Consolidated Balance Sheets. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense. During the first quarter of 2020, we invested $1.0 million in an additional LIHTC partnership, Boston Capital.

The following tables present our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at June 30, 2020 and December 31, 2019. In addition, the tables reflect the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the six months ended June 30, 2020 and 2019.

	At June 30, 2020			For the Six Months Ended June 30, 2020
(Amounts in thousands)	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits	Amortization of Investments	Net Income Tax Benefit (Expense)
Qualified Affordable Housing Partnerships:
Raymond James California Housing Opportunities Fund II	$2,000	$762	$22	$99	$90	$9
WNC Institutional Tax Credit Fund 38, L.P.	1,000	357	—	52	43	9
Merritt Community Capital Corporation Fund XV, L.P.	2,500	958	316	112	109	3
California Affordable Housing Fund	2,454	191	—	12	19	(7)
Boston Capital	1,000	976	1,000	33	24	9
Total	$8,954	$3,244	$1,338	$308	$285	$23

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2019			For the Six Months Ended June 30, 2019
(Amounts in thousands)	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits	Amortization of Investments	Net Income Tax Benefit (Expense)
Qualified Affordable Housing Partnerships:
Raymond James California Housing Opportunities Fund II	$2,000	$852	$22	$100	$90	$10
WNC Institutional Tax Credit Fund 38, L.P.	1,000	400	—	54	45	9
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,067	316	112	110	2
California Affordable Housing Fund	2,454	210	—	12	20	(8)
Total	$7,954	$2,529	$338	$278	$265	$13

The following tables present our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended
	June 30, 2020		June 30, 2019
	Generated	Tax Benefits From	Generated	Tax Benefits from
(Amounts in thousands)	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Qualified Affordable Housing Partnerships:
Raymond James California Housing Opportunities Fund II	$43	$7	$43	$7
WNC Institutional Tax Credit Fund 38, L.P.	22	4	23	4
Merritt Community Capital Corporation Fund XV, L.P.	48	8	48	8
California Affordable Housing Fund	1	6	—	6
Boston Capital	11	5	—	—
Total	$125	$30	$114	$25

	For the Six Months Ended
	June 30, 2020		June 30, 2019
	Generated	Tax Benefits From	Generated	Tax Benefits from
(Amounts in thousands)	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Qualified Affordable Housing Partnerships:
Raymond James California Housing Opportunities Fund II	$85	$14	$85	$15
WNC Institutional Tax Credit Fund 38, L.P.	44	8	46	8
Merritt Community Capital Corporation Fund XV, L.P.	96	16	96	16
California Affordable Housing Fund	1	11	—	12
Boston Capital	22	11	—	—
Total	$248	$60	$227	$51

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table reflects the anticipated net income tax benefit and (expense) at June 30, 2020 that is expected to be recognized over the remaining lives of the investments.

(Amounts in thousands) Qualified Affordable Housing Partnerships: Anticipated income tax benefit, net less amortization of investments	2020	2021	2022	2023	2024 and thereafter	Total
Raymond James California Housing Opportunities Fund II	$14	$19	$19	$18	$16	$86
WNC Institutional Tax Credit Fund 38, L.P.	12	16	14	13	14	69
Merritt Community Capital Corporation Fund XV, L.P.	3	3	3	3	4	16
California Affordable Housing Fund	(10)	(14)	(13)	(35)	—	(72)
Boston Capital	11	23	24	23	171	252
Total income tax benefit, net	$30	$47	$47	$22	$205	$351

NOTE 6. TERM DEBT

Term debt at June 30, 2020 and December 31, 2019 consisted of the following.

(Amounts in thousands)	June 30, 2020	December 31, 2019
Term Debt:
Federal Home Loan Bank of San Francisco borrowings	$10,000	$—
Subordinated Debt	10,000	10,000
Unamortized debt issuance costs	(19)	(43)
Net term debt	$19,981	$9,957

Future contractual maturities of term debt at June 30, 2020 are as follows.

(Amounts in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Future Maturities:
Federal Home Loan Bank of San Francisco borrowings	$5,000	$5,000	$—	$—	$—	$—	$10,000
Subordinated Debt	—	—	—	—	—	10,000	10,000
Total future maturities	$5,000	$5,000	$—	$—	$—	$10,000	$20,000

Federal Home Loan Bank of San Francisco Borrowings

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $400.2 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate secured loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and certain pledged securities held in the Bank’s investment securities portfolio.

The Bank had $10.0 million in borrowings from the Federal Home Loan Bank of San Francisco at June 30, 2020. The borrowing has an interest rate of 0% with $5.0 million due in November of 2020 and $5.0 million due in May of 2021. There were no borrowings outstanding from the Federal Home Loan Bank of San Francisco at December 31, 2019. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the six months ended June 30, 2020 and year ended December 31, 2019 was $8.1 million and $9.6 million, respectively. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco at any month end during the six months ended June 30, 2020 and year ended December 31, 2019 was $40.0 million and $40.0 million, respectively. As of June 30, 2020, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $7.4 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

We have pledged $516.8 million of our commercial real estate and residential real estate loans as collateral for the line of credit with the Federal Home Loan Bank of San Francisco. As of June 30, 2020, we also pledged $27.2 million in securities to the Federal Home Loan Bank of San Francisco.

Senior Debt

In December of 2015, the Holding Company entered into a senior debt loan agreement to borrow $10.0 million from another financial institution. During the second quarter of 2019, we completed the early repayment and termination of this variable-rate debt agreement.

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million in aggregate principal amount of fixed to floating rate Subordinated Notes due in 2025. The Subordinated Debt initially bears interest at 6.88% per annum through December 19, 2020, payable semi-annually. Thereafter, interest on the Subordinated Debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points, payable quarterly until the maturity date. In December of 2015, the Holding Company incurred subordinated debt issuance costs of $210 thousand, which are being amortized over the initial five-year-term as additional interest expense.

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

Federal Funds

We have entered into nonbinding unsecured federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $75.0 million at June 30, 2020 and had interest rates ranging from 0.50% to 1.10%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually. At June 30, 2020 and December 31, 2019, we had no outstanding federal funds purchased balances and no outstanding advances on any of the Bank’s federal funds lines of credit.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $9.9 million subject to collateral requirements, namely the amount of certain pledged loans. At June 30, 2020 and December 31, 2019, we had no outstanding advances on our line of credit with the Federal Reserve Bank. As of June 30, 2020, we have pledged $20.0 million of our commercial loans as collateral for the credit line with the Federal Reserve Bank.

In April of 2020, we received approval to participate in the PPPLF. The credit facility provides term funding for loans made under the PPP. Advances under the PPPLF will be collateralized with PPP loans, bear a fixed rate of interest at 0.35% and are to be repaid as the underlying loans are paid down, forgiven, or sold to the SBA. Participating institutions will receive preferential capital treatment for loans that are funded with this borrowing facility. To date, we have not utilized the liquidity available to us under the PPPLF and its associated beneficial capital treatment.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of our commitments and contingent liabilities at June 30, 2020 and December 31, 2019.

(Amounts in thousands)	June 30, 2020	December 31, 2019
Commitments:
Commitments to extend credit	$273,106	$267,248
Standby letters of credit	4,720	4,406
Affordable housing grant sponsorships	3,338	3,338
Access to housing and economic assistance for development grant sponsorships	60	110
Total commitments and contingent liabilities	$281,224	$275,102

We were not required to perform on any financial guarantees during the six months ended June 30, 2020, or during the year ended December 31, 2019. At June 30, 2020, approximately $3.8 million of standby letters of credit will expire within one year, and $929 thousand will expire thereafter.

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

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities in the Consolidated Balance Sheets, was $800 thousand and $695 thousand at June 30, 2020 and December 31, 2019, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions we recorded $105 thousand of provision expense for the quarter ended June 30, 2020. The provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

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

Concentrations of Credit Risk

We grant many loans collateralized by real estate. In our judgment, a concentration exists in real estate related loans, which represented approximately 75% (85% excluding PPP) and 83% of our gross loan portfolio at June 30, 2020 and December 31, 2019, respectively. We underwrite real estate loans in accordance with loan policies that set underwriting criteria, including property types, loan-to-value limits and minimum debt service coverage ratios. We employ a variety of real estate concentration risk management tools including monitoring of limits on concentration levels, limits by property type and geography, annual property reviews including site visits and portfolio stress testing.

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

We have applied ASC Topic 842 as of January 1, 2019 and elected the practical expedients package for all of our leases. In accordance with the practical expedients package we were not required to reassess whether any expired or existing contracts are leases or contain leases. We were also not required to reassess the lease classification for existing or expired leases between operating and finance leases. We have recorded a liability in Other Liabilities in our Consolidated Balance Sheets representing the present value of the remaining minimum lease payments and we have recorded an offsetting right-of-use asset in Other Assets in our Consolidated Balance Sheets. The present value calculation uses a discount rate, which is based on our incremental borrowing rate. The right-of-use asset was also reduced for amounts recognized under the previous accounting requirements. The table below presents information regarding our leases as of June 30, 2020.

(Dollars in thousands)	June 30, 2020
Leases:
Right-of-use lease asset	$2,880
Lease liability	$3,225
Weighted Average Remaining Lease Term	4.65
Weighted Average Discount Rate	2.95%

Lease expenses are recorded on a straight-line basis over the life of each lease. Lease expense and cash paid on leases are presented in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Leases:
Operating lease expense	$212	$199	$429	$398
Cash paid for operating leases	$234	$215	$480	$432

The following table sets forth, as of June 30, 2020, the future minimum lease cash payments under non-cancelable operating leases and a reconciliation of the undiscounted cash flows to the operating lease liability.

(Amounts in thousands)	Amount
Due in:
2020	$469
2021	953
2022	862
2023	327
2024	280
Thereafter	576
Total undiscounted future minimum lease cash payments	3,467
Present value adjustment	(242)
Lease liability	$3,225

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

NOTE 9. FAIR VALUES

The following tables present estimated fair values of our financial instruments as of June 30, 2020 and December 31, 2019, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The tables indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as bank-owned life insurance policies.

	Carrying	Fair Value Measurements Using
(Amounts in thousands)	Amounts	Level 1	Level 2	Level 3
June 30, 2020
Financial assets
Cash and cash equivalents	$155,762	$155,762	$—	$—
Securities available-for-sale	$280,200	$—	$280,200	$—
Net loans	$1,188,648	$—	$—	$1,203,316
Federal Home Loan Bank of San Francisco stock	$7,380	$7,380	$—	$—
Financial liabilities
Deposits	$1,494,307	$—	$1,496,003	$—
Term debt	$19,981	$—	$20,083	$—
Junior subordinated debenture	$10,310	$—	$9,459	$—

	Carrying	Fair Value Measurements Using
(Amounts in thousands)	Amounts	Level 1	Level 2	Level 3
December 31, 2019
Financial assets
Cash and cash equivalents	$80,604	$80,604	$—	$—
Securities available-for-sale	$286,950	$—	$286,950	$—
Net loans	$1,022,834	$—	$—	$1,025,520
Federal Home Loan Bank of San Francisco stock	$7,380	$7,380	$—	$—
Financial liabilities
Deposits	$1,267,171	$—	$1,267,153	$—
Term debt	$9,957	$—	$10,006	$—
Junior subordinated debenture	$10,310	$—	$13,471	$—

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

We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table presents the quantitative information used to fair value our net loans at June 30, 2020.

Quantitative Information about Level 3 Fair Value Measurements
Unobservable Inputs	Range (Weighted Average)
Probability of Default (PD)	0% - 100% - (1.63%)
Loss Given Default (LGD)	0% - 77.42% - (15.98%)
Prepayment Rate	0% - 34.47% - (17.91%)
Discount Rate	1% - 11.73% - (4.13%)

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of June 30, 2020 and December 31, 2019.

(Amounts in thousands)	Fair Value at June 30, 2020
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$33,195	$—	$33,195	$—
Obligations of state and political subdivisions	76,888	—	76,888	—
Residential mortgage-backed securities and collateralized mortgage obligations	137,120	—	137,120	—
Corporate securities	1,000	—	1,000	—
Commercial mortgage-backed securities	16,329	—	16,329	—
Other asset-backed securities	15,668	—	15,668	—
Total assets measured at fair value	$280,200	$—	$280,200	$—

(Amounts in thousands)	Fair Value at December 31, 2019
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$38,733	$—	$38,733	$—
Obligations of state and political subdivisions	42,098	—	42,098	—
Residential mortgage-backed securities and collateralized mortgage obligations	180,835	—	180,835	—
Corporate securities	2,966	—	2,966	—
Commercial mortgage-backed securities	19,307	—	19,307	—
Other asset-backed securities	3,011	—	3,011	—
Total assets measured at fair value	$286,950	$—	$286,950	$—

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2020 or the year ended December 31, 2019.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring items

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.

Collateral Dependent Loans - The loan amounts below represent impaired, collateral dependent loans that have been adjusted to fair value during the respective reporting period. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. When the fair value of the collateral is based on an appraisal or other estimate and there is no observable market price, we record the impaired loan as nonrecurring Level 3 fair value. Impaired loan valuations are adjusted for estimated selling costs ranging from 8% to 10% based off the adjusted fair value of the property.

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

The following tables present information about our assets at June 30, 2020 and December 31, 2019 measured at fair value on a nonrecurring basis for which a nonrecurring fair value adjustment has been recorded during the reporting period. The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

	Fair Value at June 30, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Nonrecurring basis:
Collateral dependent impaired loans	$2,404	$—	$—	$2,404
Other real estate owned	8	—	—	8
Total assets measured at fair value	$2,412	$—	$—	$2,412

	Fair Value at December 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Nonrecurring basis:
Collateral dependent impaired loans	$33	$—	$—	$33
Other real estate owned	35	—	—	35
Total assets measured at fair value	$68	$—	$—	$68

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2020 and 2019 related to assets outstanding at June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Fair value adjustments:
Collateral dependent impaired loans	$145	$425	$145	$467
Other real estate owned	—	—	6	—
Total	$145	$425	$151	$467

During the six months ended June 30, 2020, collateral dependent impaired loans with a carrying value of $2.5 million were written down to their fair value of $2.4 million resulting in a $145 thousand adjustment to the ALLL.

During the six months ended June 30, 2019, collateral dependent impaired loans with a carrying value of $10.9 million were written down to their fair value of $10.4 million resulting in a $467 thousand adjustment to the ALLL.

During the six months ended June 30, 2020, one loan with an aggregate carrying value of $14 thousand was written down to its fair value of $8 thousand, resulting in a $6 thousand adjustment to the ALLL when the underlying property was transferred to OREO.

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

Loans

We engaged a third party to assist us in determining the fair values for the loans acquired from Merchants based upon the present values of the expected cash flows and market-derived discount rates. There were no loans acquired with evidence of deterioration of credit quality since origination for which we believe it is probable that we will be unable to collect all contractually required payments receivable. A fair value discount of $2.3 million was recorded for loans acquired in conjunction with our acquisition of Merchants and is being accreted over the life of the loans as a yield adjustment. We recorded $216 thousand and $190 thousand in accretion of the discount for these loans during the three months ended June 30, 2020 and 2019, respectively. We recorded $379 thousand and $238 thousand in accretion of the discount for these loans during the six months ended June 30, 2020 and 2019, respectively.

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

Core Deposit Intangible

We engaged an independent third party to assist us in determining the core deposit intangible asset of $4.4 million associated with non-maturity deposits acquired from Merchants. The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It was calculated as the present value of the difference in cash flows between maintaining the core deposits (interest and net maintenance costs) and the cost of an equal amount of funds with a similar term from an alternative source. The core deposit intangible is being amortized on a straight-line basis over an estimated eight-year life, and is evaluated annually for impairment. No impairment loss was recognized in 2020 or 2019. Core deposit intangible amortization from this acquisition is not deductible for tax purposes. We recorded amortization of the core deposit intangible totaling $136 thousand during the three months ended June 30, 2020 and 2019. We recorded amortization of the core deposit intangible totaling $272 thousand and $227 during the six months ended June 30, 2020 and 2019, respectively. The future estimated amortization expense on the CDI from the Merchants acquisition at June 30, 2020 is as follows:

(Amounts in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Core deposit intangible amortization	$272	$544	$544	$544	$544	$1,134	$3,582

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

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
(Amounts in thousands)	2019	2019
Pro forma revenue and earnings:
Net interest income	$13,495	$26,694
Net income (1)	$3,644	$5,913
(1) Net income includes acquisition-related costs of $376 thousand and $2.3 million of the three and six months ended June 30, 2019, respectively.

It is impracticable to separately provide information regarding the amount of revenue and earnings from Merchants included in our Consolidated Statement of Income because the operations of Merchants were substantially comingled with the operations of the Company as of the acquisition date.

NOTE 11. GOODWILL AND OTHER INTANGIBLES

Goodwill and Other Intangibles, net consisted of the following at June 30, 2020 and December 31, 2019.

(Amounts in thousands)	June 30,	December 31,
Goodwill and Other Intangibles	2020	2019
Goodwill	$11,671	$11,671
Core deposit intangibles	6,125	6,125
Domain name	32	32
Accumulated amortization	(1,731)	(1,348)
Goodwill and other intangibles, net	$16,097	$16,480

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Goodwill

Goodwill is a common byproduct of a business combination, and is calculated as the amount of consideration paid in excess of the fair value of the net assets acquired in a transaction. Goodwill is considered to have an indefinite life and is therefore not amortized. It is reviewed annually for impairment, or more frequently if required by circumstances known as triggering events. At June 30, 2020, goodwill totaled $11.7 million.

Events during 2020 have caused management to consider reviewing goodwill for impairment more frequently than on an annual basis. These events include deterioration in general economic conditions, decreased overall financial performance of the Company and a sustained decrease in the Company’s stock price.

The Company’s share price has traded below tangible book value for the entire second quarter of 2020 without interruption, a period we deemed to be sustained. We considered the sustained depressed price of our stock to be a triggering event that required us to evaluate if goodwill had been impaired on an interim basis.

We engaged a third party consultant to assist us in performing impairment testing. The indicated fair value of our subsidiary bank was calculated using a weighted average of the results from two valuation approaches. The indicated fair value of the bank was determined to be in excess of the carrying amount of the bank’s equity and management concluded that goodwill was not impaired at June 30, 2020.

Core Deposit Intangibles

Acquired core deposits provide value as a source of below market rate funds and the realization of interest cost savings is a fundamental rationale for assuming these deposit liabilities. The cost savings is defined as the difference between the cost of funds on our new deposits (i.e., interest and net maintenance costs) and the cost of an equal amount of funds from an alternative source having a similar term as the new deposit base. Our core deposit intangibles were recorded at fair value which was derived using the income approach and represent the present value of the cost savings over the projected term of our new deposit base. The core deposit intangible is being amortized on a straight-line basis over an estimated eight-year life, and is evaluated annually for impairment.

The following table sets forth, as of June 30, 2020, the total estimated future amortization of intangible assets:

(Amounts in thousands)	Amount
Amortization:
2020	$382
2021	766
2022	766
2023	766
2024	581
2025 and thereafter	1,133
Total	$4,394

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

●	The economic effects of COVID-19 or similar pandemic diseases could adversely affect our future results of operations or the market price of our stock;
●	The effects of the COVID-19 pandemic could adversely affect our customers’ future results of operations;
●	Our inability to successfully manage our growth or implement our growth strategy;
●	Volatility in the capital or credit markets;
●	Our inability to transition from LIBOR to a substitute index;
●	Changes in the financial performance and/or condition of our borrowers;
●	Our concentration in real estate lending;
●	Changes in the cost and scope of insurance from the Federal Deposit Insurance Corporation and other third parties;
●	Changes in consumer spending, borrowing and savings habits;
●	Deterioration in the reputation of banks and the financial services industry could adversely affect the Company's ability to obtain and retain customers;
●	Changes in the level of our nonperforming assets and loan charge-offs;
●	Deterioration in values of real estate in California and the United States generally, both residential and commercial;
●	Possible other-than-temporary impairment of securities held by us;
●	Possible impairment of goodwill or core deposit intangibles;
●	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	The willingness of customers to substitute competitors’ products and services for our products and services;
●	Technological changes could expose us to new risks, including potential systems failures or fraud;
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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2019 to June 30, 2020. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2020, compared to the same periods in 2019. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

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

We commenced banking operations in 1982 and grew organically to four branches before purchasing five Bank of America branches in 2016. With our 2019 acquisition of Merchants Holding Company, we now operate ten full service facilities and one limited service facility in northern California. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. We provide a wide range of financial services and products for business and retail customers which are competitive with those traditionally offered by banks of similar size in California. As of June 30, 2020 and December 31, 2019, we operated under one primary business segment: Community Banking.

Our principal executive office is located at 555 Capitol Mall Suite 1255, Sacramento, California 95814 and the telephone number is (800) 421-2575.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Significant Items for the first six months of 2020:

●	$4.2 million provision for loan and lease losses.
●	$1.1 million in non-recurring costs.
●	$162.2 million in loans funded through June 30, 2020 under the federal Paycheck Protection Plan (“PPP”) (594 loans).
●	1,409,499 shares of common stock repurchased.
●	Through June 30, 2020 approved 244 loan modifications (payment deferrals) on loans totaling $123.3 million.
●	Ongoing impact of COVID-19.

Financial highlights for the second quarter of 2020 compared to the same quarter a year ago:

Performance

●

Net income of $3.8 million was an increase of $203 thousand (6%) from $3.6 million earned during the same period in the prior year. Earnings of $0.23 per share – diluted was an increase of $0.03 (15%) from $0.20 per share – diluted earned during the same period in the prior year and reflects the impact of the following:

o	1.5 million shares of common stock repurchased between October of 2019 and April of 2020.
o	$1.3 million provision for loan and lease losses for the current quarter attributable to our assessment of increased risk of loss in our loan portfolio due to the COVID-19 pandemic.
o

$840 thousand in non-recurring costs recorded during the same period a year ago associated with our January 31, 2019 acquisition of Merchants Holding Company in Sacramento (“Merchants”) and the name change of our subsidiary bank.

●	Net interest income increased $288 thousand (2%) to $13.8 million compared to $13.5 million for the same period in the prior year.
●	Net interest margin declined to 3.64% compared to 4.00% for the same period in the prior year.
●	Return on average assets decreased to 0.95% compared to 1.01% for the same period in the prior year.
●	Return on average equity increased to 9.26% compared to 8.93% for the same period in the prior year.
●	Average loans totaled $1.181 billion, an increase of $153 million (15%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.523 billion, an increase of $170 million (13%) compared to average earning assets for the same period in the prior year.
●	Average deposits totaled $1.406 billion, an increase of $189 million (15%) compared to average deposits for the same period in the prior year.
o	Average non-maturing deposits totaled $1.263 billion, an increase of $210 million (20%) compared to the same period in the prior year.
o	Average certificates of deposit totaled $143.0 million, a decrease of $21.1 million (13%) compared to the same period in the prior year.
●	The Company’s efficiency ratio was 56.1% compared to 65.9% during the same period in the prior year.
o

The Company’s efficiency ratio of 65.9% for the second quarter of 2019 included $840 thousand in non-recurring acquisition and the name change costs. The efficiency ratio excluding these non-recurring costs was 60.1%.

●	Book value per common share was $10.13 at June 30, 2020 compared to $9.22 at June 30, 2019.
●	Tangible book value per common share was $9.17 at June 30, 2020 compared to $8.29 at June 30, 2019.

Credit Quality

●

Nonperforming assets at June 30, 2020 totaled $6.7 million or 0.39% of total assets, a decrease of $6.8 million (51%) since June 30, 2019. The decrease in nonperforming assets results from one $10.9 million commercial real estate loan which was placed in nonaccrual status in the first quarter of 2019 and sold in the fourth quarter of 2019.

●	Net loan charge-offs were $278 thousand in the second quarter of 2020 compared with net loan recoveries of $203 thousand for the same quarter a year ago.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial highlights for the first six months of 2020 compared to the same period a year ago:

Performance

●

Net income of $4.8 million was a decrease of $1.2 million (20%) from $6.0 million earned during the same period in the prior year. Earnings of $0.28 per share – diluted was a decrease of $0.05 (15%) per share – diluted earned during the same period in prior year and reflects the impact of the following:

o	1.5 million shares of common stock repurchased between October of 2019 and April of 2020.
o	$4.2 million provision for loan and lease losses for the six months ended June 30, 2020.
o	$1.1 million in non-recurring costs for the first quarter of 2020 associated with the termination of a technology management services contract and a previously announced severance agreement.
o	$2.8 million in non-recurring costs recorded during six months ended June 30, 2019 associated with our January 31, 2019 acquisition of Merchants and the name change of our subsidiary bank.
●	Net interest income increased $270 thousand (1%) to $26.8 million compared to $26.5 million for the same period in the prior year.
●	Net interest margin declined to 3.74% compared to 3.97% for same period in the prior year.
●	Return on average assets decreased to 0.62% compared to 0.83% for the same period in the prior year.
●	Return on average equity decreased to 5.65% compared to 7.59% for the same period in the prior year.
●	Average loans totaled $1.107 billion, an increase of $96 million (10%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.438 billion, an increase of $93 million (7%) compared to the same period in the prior year.
●	Average deposits totaled $1.325 billion, an increase of $105 million (9%) compared to the same period in the prior year.
o	Average non-maturing deposits totaled $1.180 billion, an increase of $125 million (12%) compared to the same period in the prior year.
o	Average certificates of deposit totaled $145.1 million, a decrease of $20.7 million (12%) compared to the same period in the prior year.
●	The Company’s efficiency ratio was 63.1% compared to 71.7% for the same period in the prior year.
o	The Company’s efficiency ratio of 63.1% for the first six months of 2020 included $1.1 million in non-recurring costs. The efficiency ratio excluding these costs was 59.2%.
o	The Company’s efficiency ratio of 71.7% for the first six months of 2019 includes $2.8 million in non-recurring costs. The efficiency ratio excluding these non-recurring costs was 62.0%.
●	Book value per common share was $10.13 at June 30, 2020 compared to $9.62 at December 31, 2019.
●	Tangible book value per common share was $9.17 at June 30, 2020 compared to $8.71 at December 31, 2019.

Credit Quality

●	Nonperforming assets at June 30, 2020 totaled $6.7 million or 0.39% of total assets, an increase of $1.0 million (37% annualized) since December 31, 2019.
●	Net loan charge-offs were $292 thousand in the first six months of 2020 compared with net loan recoveries of $153 thousand for the same quarter a year ago.

Impacts of COVID-19:

We are addressing those things within our control as we respond to uncertainties created by the COVID-19 pandemic. We are considered an essential business and all of our offices are open. The economic downturn will result in increased credit risk as customers are unable to meet their obligations, as well as adversely impact our earnings. We believe our strong capital position will be important in dealing with the impact of the pandemic.

●

All of our branch offices remain open, although they are operating under a reduced schedule. Our pandemic response team is continuing to modify and enhance our workforce and customer protection as additional information or requirements are promulgated by the state of California.

●	At June 30, 2020, our workforce totaled 214 employees of which 114 are working remotely.
●

We have funded 594 loans totaling $162.2 million for the PPP through June 30, 2020. The growth in our assets resulting from the PPP has impacted our Tier 1 Leverage capital ratio as we have not utilized the liquidity available to us from the Federal Reserve’s PPP Liquidity Facility and its associated beneficial capital treatment. Substantially all of the loans were made to existing customers and were funded under the two year PPP loan program.

●	We have granted 244 short-term loan payment deferrals on loans totaling $123.3 million.
●

We have experienced significant increased deposit balances as all of the PPP loan funds were deposited into customer accounts at our bank and as a result of customer behavior which is focused on cash accumulation.

●	Organic loan growth has been slowed as we maintain credit underwriting discipline in light of the current economic environment.

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

Valuation and Impairment of Investment Securities

At the time of purchase, we designate a security as held-to-maturity or available-for-sale, based on our investment objectives, operational needs and intent to hold. We do not engage in trading activity. Securities designated as held-to-maturity are carried at amortized cost. We have the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement our asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and credit rating of each security is monitored to identify changes in asset quality.

Security values may be adjusted to reflect changes in valuation as a result of other-than-temporary declines in value. Investments with fair values that are less than amortized costs are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or from changes in interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

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

Allowance for Loan and Lease Losses

The ALLL is based upon estimates of loan and lease losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan and lease portfolio. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In periodic evaluations of the adequacy of the allowance balance, management considers our past loan and lease loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors.

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

SOURCES OF INCOME

Net Interest Income

We derive our income primarily from net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income is impacted by many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. The majority of our loans are fixed rate loans or variable rate loans that are already at their floor rate. This, combined with the composition of our investment portfolio, reliance on core deposits and our deposit pricing methodology, means in the current historically low rate environment we expect further decreases in our net interest margin and our net interest income. Aside from changes in market interest rates, the current net interest margin will be affected by the following:

●

We have funded PPP loans totaling $162.2 million which bear an interest rate of 1.00%. The yield on PPP loans is highly dependent on fees earned over the 24-month duration of the loans. For the second quarter of 2020, the average yield for PPP loans was 2.46% including $476 thousand in fees earned on the loans. At June 30, 2020, $3.8 million in unamortized fee income remains to be earned over the remaining contractual term of the loans. If the PPP loans are repaid or forgiven before the end of the 24-month loan term, we will accelerate the recognition the unamortized loan fee, which will increase the average yield on the PPP loans for one quarter only.

●

During the first six months of 2020, in response to the economic effects of the COVID-19 pandemic, the Federal Reserve cut its interest rates by 150 to 175 basis points. Our average yield on interest bearing deposits in other banks decreased 235 basis points for the current quarter compared to the same quarter a year ago. We have also experienced significant increased deposit balances due to PPP loan program disbursements and changes in customer behavior. If we can invest this excess liquidity into loans or our investment portfolio, we will enhance our net interest margin and net interest income.

●	Cash flows from our loan and investment portfolio are being reinvested in the current market at significantly lower rates.

If in the future the market interests start to increase, we are neutral to moderately liability sensitive.

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

Flattening of the yield curve during the second quarter of 2020 has contributed to reducing our net interest margin. Normally, the yield curve is upward sloping, which means that short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes as of June 30, 2020 when loans are projected to reprice by year and by rate index.

						Years 6
						Through	Beyond
(Amounts in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 10	Year 10	Total
Rate Index:
Fixed	$126,260	$144,893	$68,828	$39,702	$32,091	$177,452	$30,599	$619,825
Variable:
Prime	80,588	6,026	7,379	7,416	8,321	1,264	—	110,994
5 Year Treasury	28,754	68,980	87,110	65,206	86,679	50,943	—	387,672
7 Year Treasury	643	3,221	4,798	5,661	365	13,648	—	28,336
1 Year LIBOR	22,373	—	—	—	—	—	—	22,373
Other Indexes	4,821	1,569	1,156	550	9,682	10,390	698	28,866
Nonaccrual	1,645	557	545	523	499	2,085	817	6,671
Total	$265,084	$225,246	$169,816	$119,058	$137,637	$255,782	$32,114	$1,204,737

For variable rate loans, the following table summarizes those that are at or above their floor rate, and those that do not possess a contractual floor rate.

	At June 30, 2020
	Loans At	Loans Above
(Amounts in thousands)	Floor Rate	Floor Rate	Total
Variable rate loans with floors:
Prime	$58,041	$5,532	$63,573
5 year Treasury	309,033	48,569	357,602
7 Year Treasury	28,336	—	28,336
1 Year LIBOR	—	734	734
Other Indexes	15,137	1,274	16,411
	$410,547	$56,109	466,656

Variable rate loans without floors:
Prime			47,421
5 year Treasury			30,070
1 Year LIBOR			21,639
Other Indexes			12,455
			111,585

Variable rate loans on nonaccrual:
Nonaccrual			6,671
Total variable rate loans			$584,912

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Second Quarter of 2020 Compared With Second Quarter of 2019

Net income for the second quarter of 2020 increased $203 thousand compared to the second quarter of 2019. In the current quarter, net interest income was $288 thousand higher, noninterest expense was $1.3 million lower and income taxes were $19 thousand lower. These changes were partially offset by a provision for loan and lease losses that was $1.3 million higher and noninterest income that was $145 thousand lower.

First Six Months of 2020 Compared With First Six Months of 2019

Net income for the first six months of 2020 decreased $1.2 million compared to the first six months of 2019. In the current year, net interest income was $270 thousand higher, noninterest expense was $2.5 million lower and income taxes were $522 thousand lower. These changes were partially offset by a provision for loan and leases losses that was $4.2 million higher and noninterest income that was $310 thousand lower.

Return on Average Assets and Return on Average Equity

The following table presents the return on average assets and return on average equity for the three and six months ended June 30, 2020 and 2019. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Return on average assets	0.95%	1.01%	0.62%	0.83%
Return on average equity	9.26%	8.93%	5.65%	7.59%

NET INTEREST INCOME AND NET INTEREST MARGIN

During the first six months of 2020, in response to the economic effects of the COVID-19 pandemic, the Federal Reserve cut its interest rates by 150 to 175 basis points which has resulted in a decrease in our net interest income and net interest margin.

For the three months ended June 30, 2020 compared to the same period a year ago, net interest income increased $288 thousand.

Interest income for the second quarter of 2020 decreased $130 thousand or 1% to $15.0 million.

●

Interest and fees on loans increased $377 thousand due to a $152.7 million increase in average loan balances partially offset by a 51 basis point decrease in the average yield on the loan portfolio. Much of the 51 basis point decrease was caused by PPP loans which yielded only 2.46%. The yield on loans exclusive of PPP loans declined 25 basis points.

●	Interest on investment securities decreased $309 thousand due to a $19.7 million decrease in average securities balances and a 24 basis point decrease in average yield on the securities portfolio.
●

Interest on interest-bearing deposits due from banks decreased $198 thousand due to a 235 basis point decrease in average yield that was partially offset by a $36.9 million increase in average interest-bearing deposit balances.

Interest expense for the second quarter of 2020 decreased $418 thousand or 26% to $1.2 million.

●

Interest expense on interest-bearing deposits decreased $165 thousand. Average interest-bearing demand and savings deposit balances increased $91.3 million, while average certificate of deposit balances decreased $21.1 million. The average rate paid on interest-bearing deposits decreased 11 basis points.

●

Interest expense on FHLB borrowings decreased $187 thousand. Average FHLB borrowings were $16.0 million in the current quarter compared to $30.0 million for the same period a year ago. The average rate paid on FHLB borrowings decreased 244 basis points.

●	Interest expense on other term debt decreased $17 thousand. During the second quarter of 2019, we completed the early repayment of our variable rate senior debt.
●	Interest expense on junior subordinated debentures decreased $49 thousand. The average rate paid on junior subordinated debentures decreased 190 basis points.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2020 compared to the same period a year ago, net interest income increased $270 thousand.

Interest income for the first six months of 2020 decreased $212 thousand or 1% to $29.3 million.

●

Interest and fees on loans increased $684 thousand due to a $96.5 million increase in average loan balances partially offset by a 32 basis point decrease in the average yield on the loan portfolio. Much of the 32 basis point decrease was caused by PPP loans which yielded only 2.46%. The yield on loans exclusive of PPP loans declined 18 basis points.

●	Interest on investment securities decreased $607 thousand due to a $25.4 million decrease in average securities balances and a 19 basis point decrease in average yield on the securities portfolio.
●

Interest on interest-bearing deposits due from banks decreased $289 thousand, a $21.9 million increase in average interest-bearing deposit balances was offset by a 188 basis point decrease in average yield.

Interest expense for the first six months of 2020 decreased $482 thousand or 16% to $2.6 million.

●

Interest expense on interest-bearing deposits decreased $96 thousand. Average interest-bearing demand and savings deposit balances increased $49.9 million, while average certificate of deposit balances decreased $20.7 million. The average rate paid on interest-bearing deposits decreased four basis points.

●

Interest expense on FHLB borrowings decreased $242 thousand. Average FHLB borrowings were $8.1 million for the first six months of 2020 compared to $19.4 million for the same period a year ago. The average rate paid on FHLB borrowings decreased 244 basis points.

●	Interest expense on other term debt decreased $72 thousand. During the second quarter of 2019, we completed the early repayment of our variable rate senior debt.
●	Interest expense on junior subordinated debentures decreased $72 thousand. The average rate paid on junior subordinated debentures decreased 142 basis points.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Earned/Paid

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Average			Average
(Dollars in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Loans, net of PPP (2)	$1,048,139	$12,411	4.76%	$1,028,187	$12,847	5.01%
PPP loans	132,776	813	2.46%	—	—	—%
Taxable securities	211,195	1,329	2.53%	249,907	1,733	2.78%
Tax-exempt securities (3)	58,540	423	2.91%	39,501	328	4.22%
Interest-bearing deposits in other banks	72,507	21	0.12%	35,605	219	2.47%
Average interest-earning assets	1,523,157	14,997	3.96%	1,353,200	15,127	4.51%
Cash and due from banks	21,564			21,942
Premises and equipment, net	15,428			15,819
Goodwill	11,671			11,720
Other intangibles, net	4,508			5,275
Other assets	50,499			42,769
Average total assets	$1,626,827			$1,450,725

Interest-bearing liabilities:
Demand - interest-bearing	$261,907	85	0.13%	$238,840	129	0.22%
Money market	365,368	317	0.35%	296,326	380	0.51%
Savings	138,500	95	0.28%	139,307	123	0.35%
Certificates of deposit	142,955	467	1.31%	164,084	497	1.21%
Federal Home Loan Bank of San Francisco borrowings	16,044	5	0.13%	30,000	192	2.57%
Other borrowings	9,976	184	7.42%	10,841	201	7.44%
Junior subordinated debentures	10,310	61	2.38%	10,310	110	4.28%
Average interest-bearing liabilities	945,060	1,214	0.52%	889,708	1,632	0.74%
Noninterest-bearing demand	497,636			379,173
Other liabilities	17,095			18,246
Shareholders’ equity	167,036			163,598
Average liabilities and shareholders’ equity	$1,626,827			$1,450,725
Net interest income and net interest margin (4)		$13,783	3.64%		$13,495	4.00%

(1)Interest income on loans includes deferred fees and costs of approximately $138 thousand and $91 thousand for the three months ended June 30, 2020 and 2019, respectively. Interest income on PPP loans includes $476 thousand of fee income for the three months ended June 30, 2020.

(2) Loans, net of PPP includes average nonaccrual loans of $5.6 million and $13.7 million for the three months ended June 30, 2020 and 2019, respectively.
(3) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income for the three months ended June 30, 20 20 and 2019 included $216 thousand and $190 thousand in accretion of the discount on the loans acquired from Merchants Holding Company, which improved the net interest margin by 7 and 7 basis points, respectively. Net interest income for the three months ended June 30, 2020 included $813 thousand in interest and fee income from PPP loans with an average balance of $132.8 million for the quarter which decreased the net interest margin by 11 basis points.

(5) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively, and annualizing the result.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Average			Average
(Dollars in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Loans, net of PPP (2)	$1,040,914	$24,749	4.78%	$1,010,821	$24,878	4.96%
PPP loans	66,388	813	2.46%	—	—	—%
Taxable securities	224,300	2,911	2.61%	251,479	3,497	2.80%
Tax-exempt securities (3)	46,705	694	2.99%	44,947	715	4.06%
Interest-bearing deposits in other banks	59,820	175	0.59%	37,930	464	2.47%
Average interest-earning assets	1,438,127	29,342	4.10%	1,345,177	29,554	4.46%
Cash and due from banks	21,775			21,640
Premises and equipment, net	15,591			15,203
Goodwill	11,671			9,822
Other intangibles, net	4,604			4,625
Other assets	48,655			41,894
Average total assets	$1,540,423			$1,438,361

Interest-bearing liabilities:
Demand - interest-bearing	$247,641	185	0.15%	$241,095	255	0.21%
Money market	336,477	720	0.43%	294,869	669	0.46%
Savings	137,002	213	0.31%	135,217	234	0.35%
Certificates of deposit	145,098	931	1.29%	165,764	987	1.20%
Federal Home Loan Bank of San Francisco borrowings	8,132	5	0.12%	19,448	247	2.56%
Other borrowings	9,970	368	7.42%	11,859	440	7.48%
Junior subordinated debentures	10,310	151	2.95%	10,310	223	4.36%
Average interest-bearing liabilities	894,630	2,573	0.58%	878,562	3,055	0.70%
Noninterest-bearing demand	459,241			383,766
Other liabilities	16,974			17,851
Shareholders’ equity	169,578			158,182
Average liabilities and shareholders’ equity	$1,540,423			$1,438,361
Net interest income and net interest margin (4)		$26,769	3.74%		$26,499	3.97%
(1)Interest income on loans includes deferred fees and costs of approximately $395 thousand and $272 thousand for the six months ended June 30, 2020 and 2019, respectively. Interest income on PPP loans included $476 thousand of fee income for the three months ended June 30, 2020.

(2) Loans, net of PPP includes average nonaccrual loans of $5.5 million and $11.1 million for the six months ended June 30, 2020 and 2019, respectively.
(3) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income for the six months ended June 30, 2020 and 2019 included $379 thousand and $238 thousand in accretion of the discount on the loans acquired from Merchants Holding Company, which improved the net interest margin by 7 and 4 basis points, respectively. Net interest income for the six months ended June 30, 2020 included $813 thousand in interest and fee income from PPP loans with an average balance of $66.4 million for the six months ended June 30, 2020 which decreased the net interest margin by 6 basis points.

(5) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively, and annualizing the result.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following tables set forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three and six months ended June 30, 2020 and 2019. Changes in interest income and expense, which are not specifically attributable specifically to either volume or rate, are allocated proportionately between both variances. Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

	Three Months Ended June 30, 2020 Over Three Months Ended June 30, 2019
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Loans, net of PPP	$256	$(692)	$(436)
PPP loans	813	—	813
Taxable securities	(253)	(151)	(404)
Tax-exempt securities (1)	130	(35)	95
Interest-bearing deposits in other banks	114	(312)	(198)
Total increase (decrease)	1,060	(1,190)	(130)

Increase (decrease) in interest expense:
Demand - interest-bearing	14	(58)	(44)
Money market	162	(225)	(63)
Savings	(1)	(27)	(28)
Certificates of deposit	(77)	47	(30)
Federal Home Loan Bank of San Francisco borrowings	(61)	(126)	(187)
Other borrowings	(16)	(1)	(17)
Junior subordinated debentures	—	(49)	(49)
Total increase (decrease)	21	(439)	(418)
Net increase (decrease)	$1,039	$(751)	$288
(1) Interest income on tax-exempt securities are not presented on a taxable equivalent basis.

	Six Months Ended June 30, 2020 Over Six Months Ended June 30, 2019
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Loans, net of PPP	$924	$(1,053)	$(129)
PPP loans	813	—	813
Taxable securities	(363)	(223)	(586)
Tax-exempt securities (1)	31	(52)	(21)
Interest-bearing deposits in other banks	916	(1,205)	(289)
Total increase (decrease)	2,321	(2,533)	(212)

Increase (decrease) in interest expense:
Demand - interest-bearing	7	(77)	(70)
Money market	86	(35)	51
Savings	3	(24)	(21)
Certificates of deposit	(148)	92	(56)
Federal Home Loan Bank of San Francisco borrowings	(92)	(150)	(242)
Other borrowings	(70)	(2)	(72)
Junior subordinated debentures	—	(72)	(72)
Total decrease	(214)	(268)	(482)
Net increase (decrease)	$2,535	$(2,265)	$270
(1) Interest income on tax-exempt securities are not presented on a taxable equivalent basis.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN AND LEASE LOSSES

We recorded a provision for loan and lease losses of $4.2 million for the first six months of 2020. There was no provision for loan and lease losses in the first six months of 2019. A detailed discussion of our provision is provided later in this filing under the heading “Allowance for loan and lease losses”. Also, see Note 4 Loans in the Notes to Consolidated Financial Statements for further information.

NONINTEREST INCOME

The following table presents the key components of noninterest income for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$152	$187	$(35)	(19)%	$321	$355	$(34)	(10)%
ATM and point of sale fees	263	318	(55)	(17)%	531	583	(52)	(9)%
Payroll and benefit processing fees	143	157	(14)	(9)%	313	328	(15)	(5)%
Life insurance	148	155	(7)	(5)%	271	284	(13)	(5)%
Gain on sales of investment securities, net	140	33	107	324%	224	125	99	79%
Federal Home Loan Bank of San Francisco dividends	36	124	(88)	(71)%	166	245	(79)	(32)%
Gain (loss) on sale of OREO	—	18	(18)	(100)%	(23)	41	(64)	(156)%
Loss on disposal of equipment	—	—	—	—%	(132)	—	(132)	(100)%
Other	73	108	(35)	(32)%	176	196	(20)	(10)%
Total noninterest income	$955	$1,100	$(145)	(13)%	$1,847	$2,157	$(310)	(14)%

Service charges and fee income have decreased for the three and six months ended June 30, 2020 when compared to the same periods a year ago due to changes in customer behavior in response to the COVID-19 pandemic. Customers are maintaining higher deposit balances, avoiding service and overdraft charges, and are conducting fewer ATM and point of sale transactions.

The decrease in Federal Home Loan Bank of San Francisco dividends for the three and six months ended June 30, 2020 is due to a reduction in the dividend rate paid compared to the same periods a year ago.

NONINTEREST EXPENSE

The following table presents the key components of noninterest expense for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Noninterest expense:
Salaries & related benefits	$6,163	$5,647	$516	9%	$12,501	$11,700	$801	7%
Deferred compensation (direct loan origination costs)	(1,198)	(501)	(697)	(139)%	(1,649)	(825)	(824)	(100)%
Premises & equipment	826	928	(102)	(11)%	1,680	1,903	(223)	(12)%
FDIC insurance premium	90	95	(5)	(5)%	126	195	(69)	(35)%
Data processing fees	585	638	(53)	(8)%	1,116	1,214	(98)	(8)%
Professional services	469	535	(66)	(12)%	803	838	(35)	(4)%
Telecommunications	156	180	(24)	(13)%	327	353	(26)	(7)%
Acquisition and merger	—	376	(376)	(100)%	—	2,306	(2,306)	(100)%
Other	1,179	1,713	(534)	(31)%	3,149	2,850	299	10%
Total noninterest expense	$8,270	$9,611	$(1,341)	(14)%	$18,053	$20,534	$(2,481)	(12)%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter Of 2020 Compared With The Second Quarter of 2019

Noninterest expense for the three months ended June 30, 2020 decreased $1.3 million compared to the same period in the previous year. Decreases in noninterest expense included the following items:

●	$697 thousand increase in deferred loan origination cost benefit in the second quarter of 2020 compared to the second quarter of 2019 from PPP loans originations.
●	$376 thousand in non-recurring costs recorded during the second quarter of 2019 associated with the acquisition of Merchants
●	$464 thousand in non-recurring costs recorded during the second quarter of 2019 associated with the name change of our subsidiary bank.

The decreases in noninterest expense were partially offset by the following increases:

●	$240 thousand increase in incentive costs for the second quarter of 2020 compared to the second quarter of 2019, which included a special payment to employees for their work on PPP loan originations.
●

$156 thousand increase in vacation accrual costs for the second quarter of 2020 compared to the second quarter of 2019. Our employees have used less of their vacation benefits in the current quarter due to travel restrictions imposed in response to the COVID-19 pandemic.

First Six Months Of 2020 Compared With The First Six Months of 2019

Noninterest expense for the six months ended June 30, 2020 decreased $2.5 million compared to the same period in the previous year. Decreases in noninterest expense included the following items:

●	$824 thousand increase in deferred loan origination cost benefit for the six months ended June 30, 2020 compared to the same period in the previous year, primarily from PPP loan originations.
●	$2.3 million in non-recurring costs recorded during the six months ended June 30, 2019 associated with the acquisition of Merchants.
●	$464 thousand in non-recurring costs recorded during the six months ended June 30, 2019 associated with the name change of our subsidiary bank.

The decreases in noninterest expense were partially offset by the following increases:

●	$414 thousand in non-recurring costs from a previously disclosed severance agreement during the six months ended June 30, 2020.
●	$700 thousand in non-recurring costs related to the termination of a technology management services contract during the six months ended June 30, 2020.
●

$153 thousand increase in vacation accrual costs for the six months ended June 30, 2020 compared to the same period in the previous year. Our employees have used less of their vacation benefits in the current year due to travel restrictions imposed in response to the COVID-19 pandemic.

●	$94 thousand increase in health insurance premiums for the six month ended June 30, 2020 compared to the same period in the previous year resulting from rate increases.

The Company’s efficiency ratio was 56.1% for the second quarter of 2020. The ratio during the same period in 2019 was 65.9% (60.1% excluding $840 thousand of non-recurring costs).

The Company’s efficiency ratio was 63.1% for the first six months of 2020 (59.2% excluding $1.1 million of non-recurring costs). The ratio during the same period in 2019 was 71.7% (62.0% excluding $2.8 million of non-recurring costs).

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated. The higher effective tax rates in 2019 reflect the non-deductibility of certain acquisition-related expenses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Income Taxes:
Income before provision for income taxes	$5,168	$4,984	$6,413	$8,122
Provision for income taxes	$1,321	$1,340	$1,650	$2,172
Effective tax rate	25.6%	26.9%	25.7%	26.7%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2020, we had total consolidated assets of $1.712 billion, gross loans of $1.206 billion, allowance for loan and lease losses (“ALLL”) of $16 million, total deposits of $1.494 billion, and shareholders’ equity of $170 million.

We maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $29.6 million and we also held interest-bearing deposits in the amount of $126.1 million.

Available-for-sale investment securities totaled $280.2 million at June 30, 2020, compared to $287.0 million at December 31, 2019. During the first six months of 2020, we purchased securities with a par value of $70.3 million. During the first six months of 2020, we sold securities with a par value of $48.4 million resulting in $224 thousand in net realized gains. During the six months ended June 30, 2020, we also received $37.1 million in proceeds from principal payments, calls and maturities within the available-for-sale securities portfolio.

At June 30, 2020, our net unrealized gains on available-for-sale investment securities were $10.1 million compared to net unrealized gains of $3.7 million at December 31, 2019. The change in net unrealized gains during the six months ended June 30, 2020 was driven by significant changes in market interest rates.

We recorded gross loan balances of $1.206 billion at June 30, 2020, compared to $1.033 billion at December 31, 2019, an increase of $173.4 million. The increase in gross loans occurred primarily from loans originated from the PPP.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, increased by $1.1 million to $6.7 million, or 0.55% of gross loans (0.64% of gross loans excluding PPP loans), as of June 30, 2020, compared to $5.6 million, or 0.54% of gross loans as of December 31, 2019. The increase was primarily due to a commercial real estate loan totaling $1.1 million that was placed in nonaccrual status during the second quarter of 2020.

Past due loans as of June 30, 2020 increased $313 thousand to $5.2 million, compared to $4.9 million as of December 31, 2019. The increase in past due loans was primarily due to a commercial real estate loan totaling $1.1 million. We believe that credit grading for past due loans appropriately reflects the risk associated with those loans.

The ALLL at June 30, 2020 increased $3.9 million to $16.1 million compared to $12.2 million at December 31, 2019. At June 30, 2020, relying on our ALLL methodology, which uses criteria such as credit grading and historical loss rates, and qualitative factors we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could result in additional charges to the provision for loan and lease losses. A detailed discussion of the ALLL is provided later in this document under the heading “Allowance for Loan and Lease Losses”. Also, see Note 4 Loans in the Notes to Consolidated Financial Statements for further information on the ALLL and the loan portfolio.

Premises and equipment totaled $15.5 million at June 30, 2020 a decrease of $440 thousand compared to $15.9 million at December 31, 2019.

Our OREO balance at June 30, 2020 was $8 thousand compared to $35 thousand in OREO properties at December 31, 2019. For the six months ended June 30, 2020, we transferred into OREO one foreclosed property in the amount of $8 thousand and sold one property out of OREO with a balance of $35 thousand for a net loss of $23 thousand.

Bank-owned life insurance increased $267 thousand during the six months ended June 30, 2020 to $24.0 million compared to $23.7 million at December 31, 2019.

Goodwill and other intangible assets, net totaled $16.1 million at June 30, 2020, a decrease of $383 thousand compared to $16.5 million at December 31, 2019 due to amortization of core deposit intangibles. At June 30, 2020, the Company’s goodwill was not impaired as supported by a review performed by an independent third party consultant. A detailed discussion of our impairment analysis is presented below under the heading “Goodwill and Other Intangible Assets”.

Other assets, which include the Bank’s investment qualified zone academy bonds, Federal Home Loan Bank of San Francisco stock, right-of-use lease asset and low-income housing tax credit partnerships totaled $29.1 million at June 30, 2020 compared to $28.6 million at December 31, 2019. The increase included one new $1.0 million low income housing tax credit investment.

Total deposits at June 30, 2020, increased $227 million or 36% annualized to $1.494 billion compared to $1.267 billion at December 31, 2019.

●

Total non-maturing deposits increased $241.3 million or 44% annualized compared to December 31, 2019. The increase in non-maturing deposits was due to PPP loan program disbursements and changes in customer behavior, which is focused on cash accumulation.

●

Certificates of deposit decreased $14.1 million or 19% annualized compared to December 31, 2019. The decrease in certificates of deposits reflects our decision to reduce reliance on public deposits and depositor’s reaction to the recent substantial decline in interest rates.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other liabilities, which include the Bank’s supplemental executive retirement plan, deferred director compensation, operating leases and the funding obligation for investments in qualified affordable housing partnerships, decreased $43 thousand to $17.7 million as of June 30, 2020 compared to $17.7 million at December 31, 2019.

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

The carrying value of our available-for-sale investment securities totaled $280.2 million at June 30, 2020, compared to $287.0 million at December 31, 2019. During the second quarter of 2020, we continued to reposition a portion of the Bank’s investment securities portfolio to take advantage of longer durations and widening credit spreads on municipal securities. During the six months ended June 30, 2020, we purchased securities with a par value of $70.3 million and weighted average yield of 2.52% (2.94% tax equivalent) and sold securities with a par value of $48.4 million and weighted average yield of 2.15% (2.22% tax equivalent).

The following table presents the available-for-sale investment securities portfolio at fair value by classification and major type as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
(Amounts in thousands)	2020	2019
Available-for-sale securities:
U.S. government & agencies	$33,195	$38,733
Obligations of state and political subdivisions	76,888	42,098
Residential mortgage-backed securities and collateralized mortgage obligations	137,120	180,835
Corporate securities	1,000	2,966
Commercial mortgage-backed securities	16,329	19,307
Other asset-backed securities	15,668	3,011
Total	$280,200	$286,950

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents information regarding the amortized cost, and maturity structure of the investment portfolio at June 30, 2020.

			Maturities		Maturities
	Maturities		Over One Through		Over Five Through		Maturities
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$—	—%	$388	2.38%	$19,092	2.21%	$12,956	2.31%	$32,436	2.25%
Obligations of state and political subdivisions	1,424	3.32%	9,783	3.61%	13,828	2.99%	47,923	2.74%	72,958	2.92%
Residential mortgage-backed securities and collateralized mortgage obligations	9,952	2.15%	106,187	2.67%	15,499	2.85%	588	3.32%	132,226	2.65%
Corporate securities	—	—%	1,000	2.00%	—	—%	—	—%	1,000	2.00%
Commercial mortgage-backed securities	—	—%	1,803	2.46%	4,015	2.57%	9,897	2.76%	15,715	2.68%
Other asset-backed securities	—	—%	—	—%	—	—%	15,718	1.81%	15,718	1.81%
Total	$11,376	2.29%	$119,161	2.73%	$52,434	2.63%	$87,082	2.52%	$270,053	2.63%

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

The following table presents the composition of the loan portfolio as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	%	Amount	%
Loan Portfolio:
Commercial	$126,024	10%	$141,197	14%
Paycheck protection program	162,189	13	—	—
Commercial real estate:
Real estate - construction and land development	41,371	3	26,830	3
Real estate - commercial non-owner occupied	521,004	44	493,920	48
Real estate - commercial owner occupied	215,799	18	218,833	21
Residential real estate:
Real estate - residential - ITIN	31,083	3	33,039	3
Real estate - residential - 1-4 family mortgage	60,756	5	63,661	6
Real estate - residential - equity lines	20,938	2	22,099	2
Consumer and other	27,176	2	33,324	3
Gross loans	1,206,340	100%	1,032,903	100%
Deferred loan (fees) and costs	(1,603)		2,162
Loans, net of deferred fees and costs	1,204,737		1,035,065
Allowance for loan and lease losses	(16,089)		(12,231)
Net loans	$1,188,648		$1,022,834

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the maturity and distribution of our loan portfolio as of June 30, 2020.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Loan Portfolio:
Commercial	$47,750	$70,094	$9,027	$126,871
Paycheck protection program	72,546	85,812	—	158,358
Commercial real estate:
Real estate - construction and land development	5,499	19,101	16,708	41,308
Real estate - commercial non-owner occupied	40,012	204,868	275,649	520,529
Real estate - commercial owner occupied	22,967	87,961	106,374	217,302
Residential real estate:
Real estate - residential - ITIN	3,355	13,247	14,481	31,083
Real estate - residential - 1-4 family mortgage	6,315	19,697	34,841	60,853
Real estate - residential - equity lines	791	1,663	18,781	21,235
Consumer and other	1,110	2,168	23,920	27,198
Loans, net of deferred fees and costs	$200,345	$504,611	$499,781	$1,204,737
Loans with:
Fixed rates	$126,260	$285,514	$208,051	$619,825
Variable rates	74,085	219,097	291,730	584,912
Total	$200,345	$504,611	$499,781	$1,204,737

Loans with Unique Credit Characteristics

ITIN Loans

We own a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are geographically disbursed throughout the United States and are made to legal United States residents who do not possess a social security number. The ITIN loan portfolio is serviced by a third party. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we become responsible for servicing these loans, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense. As of July 6, 2020, we have granted 51 COVID-19 related deferrals for ITIN loans totaling $3.5 million.

SFC Loans

Between May of 2014 and December of 2018, we purchased unsecured retail installment home improvement loans that were originated by Service Finance Company, LLC (SFC). The loans were made through a network of over 8,000 approved home improvement dealers throughout the United States and Puerto Rico. Loans within the portfolio have a wide range of terms, interest rates and purchase discounts or premiums. The loans are serviced by a third party and have an average FICO credit score over 750 at origination. Principal repayments on these loans totaled $8.4 million for the six months ended June 30, 2020. In addition, if we become responsible for servicing these loans, we may realize additional monitoring and servicing costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense. As of June 30, 2020, we have granted 59 COVID-19 related deferrals for SFC loans totaling $525 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PPP Loans

We have funded 594 loans totaling $162.2 million for the PPP through June 30, 2020. Substantially all of the loans were made to existing customers and all loan proceeds were initially deposited with our institution. At origination, loan fee income net of loan origination costs totaled $4.3 million, which is being earned over the 24-month duration of the loans as a part of the loan yield. At June 30, 2020, $3.8 million remains to be earned in future quarters. The following tables provide additional information on the PPP loans by industry and by loan size at June 30, 2020.

	At June 30, 2020
(Dollars in thousands)	Number	Balance
Industry:
Construction	96	$64,242
Healthcare and social assistance	95	17,530
Professional, scientific and tech services	78	12,155
Accommodation and food services	51	10,328
Admin, support, waste management and remediation services	19	7,372
Primary metal manufacturing	15	6,581
Retail trade	43	8,033
Other	197	35,948
Total	594	$162,189

	At June 30, 2020
(Dollars in thousands)	Balance	Number	Average Loan Size
Loan Size
$150,000 or less	$20,256	381	$53
$150,001 to $350,000	25,234	109	232
$350,001 to $1,999,999	73,143	92	795
$2,000,000 or greater	43,556	12	3,630
Total	$162,189	594	$273

Purchased Loans

In addition to loans we have originated or loans we acquired in conjunction with our acquisition of acquisition of Merchants, the loan portfolio includes purchased loan pools and purchased participations. Purchased loans are recorded at their fair value at the acquisition date.

The following table presents the recorded investment in purchased loan pools and purchased participations at June 30, 2020 and December 31, 2019. The purchased loans presented in the table include the ITIN and SFC loans discussed under the heading “Loans with Unique Credit Characteristics”.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Loan Type:
Commercial real estate	$17,940	1%	$19,506	2%
Residential real estate	42,904	4%	45,494	4%
Consumer and other	23,084	2%	28,579	3%
Total purchased loans	$83,928	7%	$93,579	9%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our nonperforming assets as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Nonperforming Assets:
Commercial	$7	$61
Commercial real estate:
Real estate - commercial non-owner occupied	1,062	—
Real estate - commercial owner occupied	3,647	3,103
Total commercial real estate	4,709	3,103
Residential real estate:
Real estate - residential - ITIN	1,738	2,221
Real estate - residential - 1-4 family mortgage	180	191
Total residential real estate	1,918	2,412
Consumer and other	37	40
Total nonaccrual loans	6,671	5,616
90 days past due and still accruing	—	—
Total nonperforming loans	6,671	5,616
Other real estate owned	8	35
Total nonperforming assets	$6,679	$5,651
Nonperforming loans to gross loans	0.55%	0.54%
Nonperforming loans to gross loans (excluding PPP)	0.64%	0.54%
Nonperforming assets to total assets	0.39%	0.38%

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

As of June 30, 2020, we had $6.6 million in troubled debt restructurings compared to $6.5 million as of December 31, 2019. As of June 30, 2020, we had 97 restructured loans that qualified as troubled debt restructurings, of which 95 loans were performing according to their restructured terms. Troubled debt restructurings represented 0.55% of gross loans (0.64% of gross loans excluding PPP loans) as of June 30, 2020, compared to 0.63% at December 31, 2019. There was one new troubled debt restructuring on a $654 thousand commercial real estate loan during the six months ended June 30, 2020.

Impaired loans of $4.5 million and $4.8 million were classified as accruing troubled debt restructurings at June 30, 2020 and December 31, 2019, respectively. For a troubled debt restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of June 30, 2020 and December 31, 2019, we had no obligations to lend additional funds on any troubled debt restructured loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Troubled Debt Restructurings:
Accruing troubled debt restructurings
Commercial	$592	$595
Residential real estate:
Real estate - residential - ITIN	3,642	3,957
Real estate - residential - equity lines	221	231
Total accruing troubled debt restructurings	$4,455	$4,783

Nonaccruing troubled debt restructurings
Commercial	$7	$47
Commercial real estate:
Real estate - commercial owner occupied	654	—
Residential real estate:
Real estate - residential - ITIN	1,496	1,593
Consumer and other	37	40
Total nonaccruing troubled debt restructurings	$2,194	$1,680

Total troubled debt restructurings
Commercial	$599	$642
Commercial real estate:
Real estate - commercial owner occupied	654	—
Residential real estate:
Real estate - residential - ITIN	5,138	5,550
Real estate - residential - equity lines	221	231
Consumer and other	37	40
Total troubled debt restructurings	$6,649	$6,463

Total troubled debt restructurings to gross loans outstanding at period end	0.55%	0.63%
Total troubled debt restructurings to gross loans outstanding at period end (excluding PPP)	0.64%	0.63%

Troubled Debt Restructuring Guidance

Financial institution regulators and the CARES Act have clarified the treatment of short-term loan modifications for borrowers impacted by COVID-19. The change provides that modifications made in response to COVID-19, to borrowers under certain circumstances, should not be considered a troubled debt restructuring.

We have responded to the needs of our borrowers in accordance with the CARES Act and regulatory guidance to grant short-term COVID-19 related loan modifications. These modified loans are not troubled debt restructurings and are not considered to be past due or non-performing. We have granted deferrals ranging from one to six months determined on a case-by-case basis considering the nature of the business and the impact of COVID-19. The following table presents approved loan modification requests at June 30, 2020, only one of which meet the definition of a troubled debt restructuring. For the loans that were modified, 26 borrowers also received a PPP loan through our U.S. Small Business Administration (“SBA”) department. The tables below present information about the loan deferrals granted in response to the COVID-19 pandemic.

	At June 30, 2020
	Final Deferral Occurring in The Three Months Ended
	June 30, 2020		September 30, 2020		December 31, 2020
(Dollars in thousands)	#	Amount	#	Amount	#	Amount	#	Total
Length of deferral granted:
1 month	1	$151,144	—	$—	—	$—	1	$151,144
3 months	41	30,652,318	38	45,632,413	1	1,053,241	80	77,337,972
4 months	—	—	11	9,701,456	—	—	11	9,701,456
5 months	—	—	4	3,355,898	—	—	4	3,355,898
6 months	—	—	28	13,366,538	10	15,301,087	38	28,667,625
Loans serviced by others	—	—	—	—	—	—	110	4,058,615
Total	42	$30,803,462	81	$72,056,305	11	$16,354,328	244	$123,272,710

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	At June 30, 2020
	Final Deferral Occurring in The Three Months Ended
	June 30, 2020		September 30, 2020		December 31, 2020
(Dollars in thousands)	#	Amount	#	Amount	#	Amount	#	Total
Industry:
Retail trade	6	$4,154,303	4	$3,839,756	—	$—	10	$7,994,059
Health care and social assistance	8	3,758,246	12	6,397,103	2	1,866,277	22	12,021,626
Hotels, motels and bed-and-breakfast inns	5	8,813,486	5	15,551,144	2	5,101,525	12	29,466,155
Other services	4	2,228,958	4	5,480,290	—	—	8	7,709,248
Restaurants, bars and caterers	3	1,552,095	7	6,034,887	—	—	10	7,586,982
Educational services	—	—	—	—	—	—	—	—
Arts, entertainment and recreation	1	35,316	10	2,953,679	—	—	11	2,988,995
Other industries	15	10,261,058	39	31,799,446	7	9,386,526	61	51,447,030
Loans serviced by others	—	—	—	—	—	—	110	4,058,615
Total	42	$30,803,462	81	$72,056,305	11	$16,354,328	244	$123,272,710

For the loans with a final payment deferral occurring during the second quarter of 2020:

●	31 loans totaling $19.7 million resumed payments as scheduled.
●	9 loans totaling $10.8 million received an additional three month deferral.
●	2 loans totaling $266 thousand remain unpaid and no additional deferral has been extended as of July 31, 2020.

SBA Loan Payments

As part of the SBA coronavirus debt relief efforts, the SBA is making six months of principal and interest payments on SBA 7(a) loans that were in regular servicing status at March 27,2020 and for new SBA 7(a) loans originated between March 27, 2020 and September 27, 2020. At June 30, 2020, our loan portfolio included $32.6 million of SBA 7(a) loans (generally 75% guaranteed) and we received payments totaling $919 thousand on these loans from the SBA during the second quarter of 2020.

Allowance for Loan and Lease Losses

We monitor credit quality and the general economic environment to ensure that the ALLL is maintained at a level that is adequate to cover estimated credit losses in the loan and lease portfolio. Our review of ALLL adequacy utilizes both quantitative and qualitative factors. The quantitative analysis relies on historical loss rates which, unfortunately, are not indicative of potential losses related to a pandemic such as we are currently experiencing with COVID-19. In response to quantitative data deficiencies, we have placed greater reliance on qualitative factors (Q-Factors).

During the six months ended June 30, 2020, our review of the adequacy of our allowance for loan and lease losses (ALLL) focused on our Q-Factors for:

●	“changes in international, national, regional and local conditions” and
●	“changes in the volume and severity of past due loans and other similar conditions”.

We considered concentrations of credit in industries that are more likely to be significantly impacted by the effects of COVID-19. We evaluated our C&I portfolio by NAICS code and our CRE portfolio for concentrations of tenants and businesses in higher risk industries or for loans with higher LTVs. We also completed analyses on individual borrowers who may be higher risk. After completing this work, we significantly increased our Q-Factors for “changes in the volume and severity of past due loans and other similar conditions” and “changes in international, national, regional and local conditions”.

Our ALLL methodology, adjusted for the revised Q-Factors discussed above necessitated an ALLL of $16.1 million at June 30, 2020, an increase of 32% compared to our ALLL of $12.2 million at December 31, 2019. A provision for loan and lease losses of $4.2 million was recorded for the six months ended June 30, 2020. There was no provision for loan and lease loss during the same period a year ago. Our ALLL as a percentage of gross loans was 1.33% as of June 30, 2020 compared to 1.18% as of December 31, 2019. Excluding PPP loans (on all of which we have no expectation of loss) our ALLL as a percentage of gross loans was 1.54% as of June 30, 2020.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management believes the Company’s ALLL is adequate at June 30, 2020. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in future charges to the provision for loan and lease losses.

The following table summarizes the ALLL roll forward for the six months ended June 30, 2020, twelve months ended December 31, 2019 and the six months ended June 30, 2019. This table also includes impaired loan information at June 30, 2020, December 31, 2019 and June 30, 2019.

(Dollars in thousands)	For The Six Months Ended June 30, 2020	For The Twelve Months Ended December 31, 2019	For The Six Months Ended June 30, 2019
ALLL:
Beginning balance ALLL	$12,231	$12,292	$12,292
Provision for loan and lease loss charged to expense	4,150	—	—
Loans charged off	(525)	(1,500)	(1,007)
Loan and lease loss recoveries	233	1,439	1,160
Ending balance ALLL	$16,089	$12,231	$12,445

	At June 30, 2020	At December 31, 2019	At June 30, 2019
Nonaccrual loans:
Commercial	$7	$61	$194
Real estate - commercial non-owner occupied	1,062	—	10,690
Real estate - commercial owner occupied	3,647	3,103	—
Real estate - residential - ITIN	1,738	2,221	2,389
Real estate - residential - 1-4 family mortgage	180	191	217
Consumer and other	37	40	22
Total nonaccrual loans	6,671	5,616	13,512
Accruing troubled debt restructured loans:
Commercial	592	595	1,092
Real estate - commercial non-owner occupied	—	—	791
Real estate - residential - ITIN	3,642	3,957	4,300
Real estate - residential - equity lines	221	231	242
Total accruing troubled debt restructured loans	4,455	4,783	6,425

All other accruing impaired loans	—	—	—
Total impaired loans	$11,126	$10,399	$19,937

Gross loans outstanding	$1,206,340	$1,032,903	$1,036,724

Ratio of ALLL to gross loans outstanding	1.33%	1.18%	1.20%
Ratio of ALLL to gross loans outstanding (excluding PPP)	1.54%	1.18%	1.20%
Nonaccrual loans to gross loans outstanding	0.55%	0.54%	1.30%
Nonaccrual loans to gross loans outstanding (excluding PPP)	0.64%	0.54%	1.30%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables summarizes the allowance, reserve and discount on loans for the six months ended June 30, 2020, twelve months ended December 31, 2019 and the six months ended June 30, 2019.

	For The Six Months Ended	For The Twelve Months Ended	For The Six Months Ended
(Dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
ALLL	$16,089	$12,231	$12,445
Reserve for unfunded commitments	800	695	695
Discount on acquired loans (1)	1,293	1,672	2,053
Total allowances, reserve and discount	$18,182	$14,598	$15,193

Gross loans	$1,206,340	$1,032,903	$1,036,724
PPP loans	162,189	—	—
Total gross loans, net of PPP loans	$1,044,151	$1,032,903	$1,036,724

Total allowance, reserves and discount as a percentage of total gross loans, net of PPP loans	1.74%	1.41%	1.47%
(1) Discount on acquired loans includes fair value discount for loans acquired from Merchants in January 2019.

At June 30, 2020, impaired loans had a corresponding specific allowance of $270 thousand. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

The following table sets forth the allocation of the ALLL as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	% Loan Category	Amount	% Loan Category
ALLL:
Commercial	$2,400	15%	$1,822	15%
Commercial real estate:
Real estate - construction and land development	354	2	131	1
Real estate - commercial non-owner occupied	7,910	49	5,907	47
Real estate - commercial owner occupied	2,672	17	2,058	17
Residential real estate:
Real estate - residential - ITIN	623	4	569	5
Real estate - residential - 1-4 family mortgage	321	2	185	2
Real estate - residential - equity lines	362	2	278	2
Consumer and other	870	5	933	8
Unallocated	577	4	348	3
Total ALLL	$16,089	100%	$12,231	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the credit grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2020 and December 31, 2019, the unallocated allowance amount represented 4% and 3% of the ALLL, respectively. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

Reserve for Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities in the Consolidated Balance Sheets, was $800 thousand and $695 thousand at June 30, 2020 and December 31, 2019, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis. Based upon changes in the amount of commitments, loss experience, and economic conditions we recorded $105 thousand of provision expense for the quarter ended June 30, 2020. When necessary, provision adjustments are recorded in Other Expenses in the Consolidated Statements of Income.

COVID‐19 Loan Analysis

During the second quarter of 2020, we worked to proactively monitor our loan portfolio by contacting many of our borrowers to evaluate the impact of the pandemic on them, their businesses and the underlying collateral for our loans. For borrowers who received a loan payment deferral we are evaluating the potential for further deterioration of credit quality at the end of the deferral period.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We evaluated our commercial loan and commercial real estate loan portfolios to identify those loans in industries that are most at risk or where other information indicates the borrower may be significantly impacted by the effects of COVID-19. The following table presents loans in industries we have identified as being highly impacted by COVID-19 or where other information indicated the borrower may be highly impacted by COVID-19. The table below includes $10.1 million and $22.4 million of SBA 7(a) (generally 75% guaranteed) loans in the high risk and low to moderate risk categories, respectively.

	At June 30, 2020
	Individually Analyzed Loans With a COVID-19 Risk Of					Loan Modifications
			Low and					Low and
	High		Moderate	PPP	Total	High		Moderate
(Dollars in thousands)	#	Amount	Amount	Amount	Amount	#	Amount	#	Amount
Loan Portfolio:
CRE and C&I
Industries highly impacted by COVID-19:
Retail trade	13	$13,716	$25,555	$8,033	$47,304	4	$3,838	6	$4,156
Health care and social assistance	47	14,650	12,305	17,530	44,485	14	7,281	8	4,741
Hotels, motels and bed-and-breakfast inns	17	34,790	—	1,402	36,192	12	29,466	—	—
Other services	7	6,438	18,492	2,874	27,804	3	4,972	5	2,737
Restaurants, bars and caterers	20	10,951	—	6,370	17,321	10	7,587	—	—
Educational services	3	6,796	—	2,693	9,489	—	—	—	—
Arts, entertainment and recreation	21	4,362	—	4,573	8,935	11	2,989	—	—
Other industries	23	18,853	733,732	118,714	871,299	11	12,698	43	37,801
Residential, Consumer and All Other not individually analyzed	—	—	143,511	—	143,511	—	—	117	5,007
Total	151	$110,556	$933,595	$162,189	$1,206,340	65	$68,831	179	$54,442

Goodwill and other intangible assets

Goodwill and other intangible assets, net totaled $16.1 million at June 30, 2020 and primarily consisted of goodwill and core deposit intangibles recorded as part of previous acquisitions. Goodwill is evaluated for impairment annually and any such impairment is recognized in the period identified. A more frequent assessment of possible goodwill impairment is performed whenever we identify certain triggering events or circumstances that would more likely than not indicate that the fair value of the Bank is less than the carrying amount of the Bank’s equity. The triggering events to be considered include a deterioration in general economic conditions, decreased overall financial performance of the Company, and a sustained decrease in the Company’s stock price.

The Company’s share price has traded below tangible book value for the entire second quarter of 2020 without interruption, a period we deemed to be sustained. We considered the sustained depressed price of our stock to be a triggering event that required us to evaluate if goodwill had been impaired on an interim basis.

We engaged a third party consultant to assist us in performing impairment testing. The fair value of our subsidiary bank was calculated using a weighted average of the results from two valuation approaches: an income approach and a market approach. The indicated fair value of the Bank was determined to be in excess of the carrying amount of the Bank’s equity and management concluded that goodwill was not impaired at June 30, 2020.

Our conclusion at June 30, 2020 is heavily dependent on the relatively short time-period since the onset of COVID-19 and its impact on corporate valuations and the economy as a whole. Uncertainties remain about how the economy will respond to government stimulus and updated news about medical advances. At September 30, 2020 we will again evaluate the possibility of goodwill impairment. There is no certainty that we will arrive at the same conclusion as at June 30, 2020

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits

Total deposits as of June 30, 2020 were $1.494 billion compared to $1.267 billion at December 31, 2019, an increase of $227 million. The following table presents the deposit balances by major category as of June 30, 2020, and December 31, 2019. The increase in non-maturing deposits from December 31, 3019 to June 30, 2020 was due to PPP loan program disbursements and changes in customer behavior, which is focused on cash accumulation. The decrease in certificates of deposit from December 31, 2019 to June 30, 2020 reflects our decision to reduce reliance on public deposits and depositor reaction to the recent substantial declines in interest rates.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	%	Amount	%
Deposits:
Noninterest-bearing demand	$521,751	35%	$432,680	34%
Interest-bearing demand	287,198	19	239,258	19
Money market	405,322	27	307,559	24
Savings	142,389	10	135,888	11
Certificates of deposit, $100,000 or greater	105,708	7	120,282	10
Certificates of deposit, less than $100,000	31,939	2	31,504	2
Total	$1,494,307	100%	$1,267,171	100%

The following table sets forth the distribution of average deposits and their respective average rates for the periods indicated.

	For the Six Months Ended June 30, 2020		For the Year Ended December 31, 2019
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits:
Interest-bearing demand	$247,641	0.15%	$242,516	0.20%
Money market	336,477	0.43%	304,340	0.53%
Savings	137,002	0.31%	136,733	0.36%
Certificates of deposit	145,098	1.29%	160,550	1.23%
Interest-bearing deposits	866,218	0.48%	844,139	0.54%
Noninterest-bearing demand	459,241		400,588
Total deposits	$1,325,459	0.31%	$1,244,727	0.37%

Deposit Maturity Schedule

The following table sets forth the maturities of certificates of deposit in amounts of $100,000 or more as of June 30, 2020.

June 30,
(Amounts in thousands)	2020
Maturing in:
Three months or less	$21,953
Three through six months	14,537
Six through twelve months	29,044
Over twelve months	40,174
Total	$105,708

We have an agreement with Promontory Interfinancial Network LLC (“Promontory”) which facilitates provision of FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis (reciprocal arrangement). These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS and ICS deposits can also be arranged on a non-reciprocal basis. During July of 2020 began to utilize non reciprocal ICS products for excess liquidity that resulted from the PPP and as a result of customer behavior which is focused on cash accumulation.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Borrowings

The following table sets forth year-to-date average balances for our borrowings and their respective average rates for the periods indicated.

	For the Six Months Ended June 30, 2020		For the Year Ended December 31, 2019
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Borrowings:
Federal Home Loan Bank of San Francisco borrowings	$8,132	0.12%	$9,644	2.56%
Senior debt, net	—	—%	960	7.60%
Subordinated debt, net	9,970	7.42%	9,935	7.38%
Junior subordinated debentures	10,310	2.95%	10,310	4.13%
Total borrowings	$28,412	3.71%	$30,849	4.80%

Term Debt

At June 30, 2020, we had term debt outstanding with a carrying value of $20.0 million compared to $10.0 million at December 31, 2019. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of June 30, 2020, the bank had $10.0 million in Federal Home Loan Bank of San Francisco advances outstanding. There were no Federal Home Loan Bank of San Francisco advances outstanding at December 31, 2019. The advance under our FHLB line of credit for $10.0 million is interest free with $5.0 million due in November of 2020 and $5.0 million due in May of 2021. See Note 6 Term Debt in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings.

Senior Debt

In December of 2015, we entered into a senior debt loan agreement to borrow $10.0 million. During the second quarter of 2019, we completed the early repayment and termination of this variable-rate debt agreement.

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The Subordinated Debt initially bears interest at 6.88% per annum through December 19, 2020. Thereafter, interest on the Subordinated Debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points resetting quarterly. At June 30, 2020, the Subordinated Debt had a balance of $10.0 million net of unamortized debt issuance costs. The notes are due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July of 2005, we participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at a rate equal to three month LIBOR plus 158 basis points (1.9% at June 30, 2020). The Trust-Preferred Securities mature on September 15, 2035, and the covenants allow for redemption of the securities at our option during any quarter prior to maturity.

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

LIQUIDITY AND CASH FLOW

Merchants Bank of Commerce

We have experienced significant increased deposit balances as all of the PPP loan funds were deposited into customer accounts at our bank and as a result of customer behavior which is focused on cash accumulation. Through June 30, 2020 we have not experienced any unusual pressure on our deposit balances or on our liquidity position as a result of the COVID-19 pandemic. Should this change, in addition to our primary sources of liquidity, the Bank has credit arrangements as discussed below.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal objective of our liquidity management program is to maintain our ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds on deposit or to draw upon their credit facilities.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds is public deposits on which we have a minimal reliance. We are required to collateralize a portion of public deposits that exceed FDIC insurance limitations. Public deposits represent 2% of our total deposits at June 30, 2020 and December 31, 2019.

In addition to liquidity provided by core deposits, loan repayments and cash flows from securities, the Bank can borrow on established conditional federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank, or issue subscription / brokered certificates of deposit.

At June 30, 2020, the Bank has the following credit arrangements:

●

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $400.2 million; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	We have an available line of credit with the Federal Reserve Bank of $9.9 million subject to collateral requirements, namely the amount of pledged loans.
●

We have entered into nonbinding federal funds line of credit agreements with three financial institutions. The available credit on these lines totaled $75.0 million at June 30, 2020 and had interest rates ranging from 0.50% to 1.10%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

●

We have available credit from the Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“PPPLF”). The credit facility provides term funding for loans made under the SBA’s PPP. Advances under the program will be collateralized with PPP loans, bear a fixed rate of interest at 0.35% and are to be repaid as the underlying loans are paid down, forgiven, or sold to SBA. We have not utilized any of the liquidity provided by the PPPLF.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. At June 30, 2020, the Holding Company had cash balances of $4.4 million. Our principal source of cash is dividends received from the Bank. During the first six months of 2020, the Bank paid dividends totaling $13.0 million to the Holding Company, most of which was used to repurchase common stock. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company in the future.

Consolidated Statements of Cash Flows

Net cash of $12.7 million was provided by operating activities during the six months ended June 30, 2020. As disclosed in the Consolidated Statements of Cash Flows, the primary difference between net income and cash provided by operating activities was non-cash items including:

●	$4.2 million provision for loan and lease losses.
●	$3.8 million in deferred loan fees.
●	$1.0 million in depreciation and amortization.

Net cash of $160.1 million used by investing activities during the six months ended June 30, 2020 consisted principally of:

●	$73.7 million in purchases of investment securities.
●	$182.7 million in net loan originations.

These uses of cash were partially offset by:

●	$49.8 million in proceeds from sale of investment securities.
●	$37.1 million in proceeds from maturities and payments of investment securities.
●	$9.7 million in repayments on purchased loan pools.

Net cash of $222.6 million provided by financing activities during the six months ended June 30, 2020 principally consisted of:

●	$241.3 million increase in non-maturing deposits.
●	$10.0 million in advances net of repayments from our line of credit with the Federal Home Loan Bank of San Francisco.

These sources were partially offset by:

●	$14.1 million decrease in certificates of deposit.
●	$12.7 million repurchase of common stock.

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

As of January 1, 2020 for certain qualifying institutions, the FDIC accepts compliance with a Community Bank Leverage Ratio in lieu of the Basel III capital requirements. We are a qualifying institution however, we have opted to continue reporting under the Basel III requirements. We can opt-in to use the Community Bank Leverage Ratio at any time in the future.

CAPITAL ADEQUACY

Overall capital adequacy is monitored on a day-to-day basis by management and reported to our Board of Directors on a monthly basis.

As of June 30, 2020, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for Prompt Corrective Action (“FDIC PCA”). There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of June 30, 2020, are presented in the following table.

	June 30, 2020
			FDIC PCA	BASEL III
(Dollars in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement	Capital Conservation Buffer	Minimum Capital Ratio plus Capital Conservation Buffer
Holding Company:
Common equity tier 1 capital ratio	$147,426	12.34%	n/a	4.50%	2.50%	7.00%
Tier 1 capital ratio	$157,426	13.18%	n/a	6.00%	2.50%	8.50%
Total capital ratio	$182,379	15.27%	n/a	8.00%	2.50%	10.50%
Tier 1 leverage ratio	$157,426	9.82%	n/a	4.00%	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$163,740	13.72%	6.50%	4.50%	2.50%	7.00%
Tier 1 capital ratio	$163,740	13.72%	8.00%	6.00%	2.50%	8.50%
Total capital ratio	$178,679	14.97%	10.00%	8.00%	2.50%	10.50%
Tier 1 leverage ratio	$163,740	10.21%	5.00%	4.00%	n/a	4.00%

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019 for further detail on potential risks relating to the Subordinated Notes.

Goodwill and other intangible assets, net totaled $16.1 million at June 30, 2020 and primarily consisted of goodwill and core deposit intangibles recorded as part of previous acquisitions. When calculating capital ratios, goodwill and other intangible assets, net are deducted from Tier 1 capital.

In 2019, we announced a stock repurchase program for 1.0 million shares of common stock that was increased to 1.5 million shares of common stock in February of 2020. Between October of 2019 and April 2020, all 1.5 million shares were repurchased at a total cost of $13.6 million including commissions, or an average of $9.11 per share.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are participating in the PPP administered through the SBA. The growth in our assets resulting from the PPP has impacted our Tier 1 Leverage capital ratio as we have not utilized the liquidity available to us from the PPPLF and its associated beneficial capital treatment. We have not utilized the PPPLF because we have experienced significant increased deposit balances.

Cash Dividends and Payout Ratios per Common Share

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2020 and 2019. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation and expected growth. The dividend rate will be reassessed periodically by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividends declared per common share	$0.05	$0.05	$0.10	$0.09
Dividend payout ratio	22%	25%	36%	27%

Tangible Book Value Per Share and Tangible Common Equity Ratio

We believe the tangible common equity ratio and tangible book value per share are meaningful measures that the Company and investors commonly use to assess the value and capital levels of the Company.

The following table provides a reconciliation of shareholders' equity (GAAP) to tangible common equity (non-GAAP), and total assets (GAAP) to tangible assets (non-GAAP) as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
(Dollars in thousands except ratio and per share data)	2020	2019
Tangible common shareholders equity:
Total shareholders' equity (GAAP)	$169,555	$174,478
Subtract:
Goodwill (GAAP)	11,671	11,671
Other intangible assets, net (GAAP)	4,426	4,809
Tangible common shareholders' equity (non-GAAP)	$153,458	$157,998

Total assets (GAAP)	$1,711,896	$1,479,616
Subtract:
Goodwill (GAAP)	11,671	11,671
Other intangible assets, net (GAAP)	4,426	4,809
Tangible assets (non-GAAP)	$1,695,799	$1,463,136

Common equity ratio (GAAP)	9.90%	11.79%
Tangible common equity ratio (non-GAAP)	9.05%	10.80%
Book value per share (GAAP)	$10.13	$9.62
Tangible book value per share (non-GAAP)	$9.17	$8.71

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of June 30, 2020 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of June 30, 2020, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first six months of 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not Applicable
b)	Not Applicable
c)	The following table provides information about repurchases of common stock by the Company during the three months ended June 30, 2020:

	Total number of Common Shares Purchased	Average Price Paid Per Common Share [1]	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan
Period:
4/1/20 - 4/30/20	57,577	$7.14	1,500,000	-
5/1/20 - 5/31/20	-	$-	-	-
6/1/20 - 6/30/20	-	$-	-	-
Total for quarter	57,577	$7.14

1 - Average price paid per common share includes commissions.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

COVID-19 Legislation and Regulation.

Coronavirus Aid, Relief, and Economic Security Act

Governments at the federal, state, and local levels continue to take steps to address the impact of the COVID-19 emergency.  On March 27, 2020 the President signed into law the historic $2 trillion federal stimulus package known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which included $350 billion in stimulus for small businesses under the so-called “Paycheck Protection Program,” along with direct stimulus payments (i.e., “economic impact payments” or “stimulus checks”) for many eligible Americans.  The initial amounts available under the Paycheck Protection Program were quickly exhausted in less than two weeks, which prompted Congress to negotiate additional funding.  On April 24, 2020, the Paycheck Protection Program and Health Care Enforcement Act was signed into law to replenish funding to the Paycheck Protection Program and to provide other spending for hospitals and virus testing.  Further, on July 3, 2020 the President extended the deadline for potential borrowers to apply for Paycheck Protection Program funds until August 8, 2020. The legislative and regulatory landscape surrounding COVID-19 is rapidly changing, and neither the Company nor the Bank can predict with certainty the impact it will have on our operations or business.

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

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Cover Page Interactive Data file (formatted inline XBRL and contained in Exhibit 101)

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: August 7, 2020	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)