Form 10-Q
period 2020-09-30
Bank of Commerce Holdings
filed 2020-11-06
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☒No ☐

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of October 20, 2020: 16,786,685

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(Amounts in thousands, except share information)	2020	2019
Assets:
Cash and due from banks	$22,884	$21,338
Interest-bearing deposits in other banks	104,999	59,266
Total cash and cash equivalents	127,883	80,604

Securities available-for-sale, at fair value	337,032	286,950

Loans, net of deferred fees and costs	1,205,028	1,035,065
Allowance for loan and lease losses	(16,873)	(12,231)
Net loans	1,188,155	1,022,834

Premises and equipment, net	15,210	15,906
Other real estate owned	8	35
Life insurance	24,086	23,701
Deferred tax asset, net	2,571	4,553
Goodwill	11,671	11,671
Other intangible assets, net	4,235	4,809
Other assets	29,037	28,553
Total assets	$1,739,888	$1,479,616

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$542,060	$432,680
Demand - interest-bearing	280,370	239,258
Money market	403,785	307,559
Savings	151,016	135,888
Certificates of deposit	140,900	151,786
Total deposits	1,518,131	1,267,171

Term debt:
Federal Home Loan Bank of San Francisco borrowings	10,000	—
Other borrowings	10,000	10,000
Less unamortized debt issuance costs	(7)	(43)
Net term debts	19,993	9,957

Junior subordinated debentures	10,310	10,310
Other liabilities	18,104	17,700
Total liabilities	1,566,538	1,305,138

Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: issued and outstanding - 16,791,685 as of September 30, 2020 and 18,137,167 as of December 31, 2019	58,872	71,311
Retained earnings	107,154	100,566
Accumulated other comprehensive income, net of tax	7,324	2,601
Total shareholders' equity	173,350	174,478
Total liabilities and shareholders' equity	$1,739,888	$1,479,616

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share information)	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$13,448	$13,013	$39,010	$37,891
Interest on taxable securities	1,284	1,609	4,195	5,106
Interest on tax-exempt securities	457	271	1,151	986
Interest on interest-bearing deposits in other banks	29	308	204	772
Total interest income	15,218	15,201	44,560	44,755
Interest expense:
Interest on demand - interest-bearing	71	117	256	372
Interest on money market	289	451	1,009	1,120
Interest on savings	74	131	287	365
Interest on certificates of deposit	420	491	1,351	1,478
Interest on Federal Home Loan Bank of San Francisco borrowings	—	—	5	247
Interest on other borrowings	184	183	552	623
Interest on junior subordinated debentures	50	106	201	329
Total interest expense	1,088	1,479	3,661	4,534
Net interest income	14,130	13,722	40,899	40,221
Provision for loan and lease losses	1,100	—	5,250	—
Net interest income after provision for loan and lease losses	13,030	13,722	35,649	40,221
Noninterest income:
Service charges on deposit accounts	142	177	463	532
ATM and point of sale fees	297	293	828	876
Payroll and benefit processing fees	152	158	465	486
Life insurance	125	126	396	410
Gain on sale of investment securities, net	258	12	482	137
Federal Home Loan Bank of San Francisco dividends	109	131	275	376
(Loss) gain on sale of OREO	—	—	(23)	41
Other income	106	109	150	305
Total noninterest income	1,189	1,006	3,036	3,163
Noninterest expense:
Salaries and related benefits	5,126	5,005	15,978	15,880
Premises and equipment	951	933	2,631	2,836
FDIC insurance premium	101	(104)	227	91
Data processing	581	582	1,697	1,796
Professional services	342	392	1,145	1,230
Telecommunications	157	194	484	547
Acquisition and merger	—	(113)	—	2,193
Other expenses	1,132	1,411	4,281	4,261
Total noninterest expense	8,390	8,300	26,443	28,834
Income before provision for income taxes	5,829	6,428	12,242	14,550
Provision for income taxes	1,500	1,786	3,150	3,958
Net income	$4,329	$4,642	$9,092	$10,592

Earnings per share - basic	$0.26	$0.26	$0.53	$0.59
Weighted average shares - basic	16,660	18,130	17,004	17,918
Earnings per share - diluted	$0.26	$0.26	$0.53	$0.59
Weighted average shares - diluted	16,696	18,196	17,044	17,981

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2020	2019	2020	2019
Net income	$4,329	$4,642	$9,092	$10,592

Available-for-sale securities:
Changes in unrealized gains arising during the period	509	(81)	7,187	7,725
Income taxes	(151)	23	(2,124)	(2,284)
Change in unrealized gain, net of tax	358	(58)	5,063	5,441

Reclassification adjustment for realized gains included in net income	(258)	(12)	(482)	(137)
Income taxes	76	4	142	41
Realized gains, net of tax	(182)	(8)	(340)	(96)
Net change in unrealized gains (losses) on available-for-sale securities	176	(66)	4,723	5,345
Other comprehensive income (loss)	176	(66)	4,723	5,345
Comprehensive income – Bank of Commerce Holdings	$4,505	$4,576	$13,815	$15,937

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accumulated Other
		Common		Comprehensive
	Common	Stock	Retained	(Loss) Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at December 31, 2018	16,334	$52,284	$89,045	$(3,008)	$138,321
Net income	—	—	2,306	—	2,306
Other comprehensive income, net of tax	—	—	—	2,514	2,514
Comprehensive income	—	—	—	—	4,820
Dividend declared on common stock ($0.04 per share)	—	—	(725)	—	(725)
Stock issued for Merchants acquisition	1,834	19,606	—	—	19,606
Stock compensation grants	6	58	—	—	58
Restricted stock granted, net	31	—	—	—	—
Stock options exercised	8	40	—	—	40
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	(22)	—	—	(22)
Balance at March 31, 2019	18,213	$71,966	$90,626	$(494)	$162,098
Net income	—	—	3,644	—	3,644
Other comprehensive income, net of tax	—	—	—	2,897	2,897
Comprehensive income	—	—	—	—	6,541
Dividend declared on common stock ($0.05 per share)	—	—	(907)	—	(907)
Restricted stock granted, net	1	—	—	—	—
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	121	—	—	121
Balance at June 30, 2019	18,214	$72,087	$93,363	$2,403	$167,853
Net income	—	—	4,642	—	4,642
Other comprehensive loss, net of tax	—	—	—	(66)	(66)
Comprehensive income	—	—	—	—	4,576
Dividend declared on common stock ($0.05 per share)	—	—	(905)	—	(905)
Restricted stock granted, net	(2)	—	—	—	—
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	113	—	—	113
Balance at September 30, 2019	18,212	$72,200	$97,100	$2,337	$171,637
Net income	—	—	4,369	—	4,369
Other comprehensive income, net of tax	—	—	—	264	264
Comprehensive income	—	—	—	—	4,633
Dividend declared on common stock ($0.05 per share)	—	—	(903)	—	(903)
Repurchase of common stock	(91)	(1,010)	—	—	(1,010)
Restricted stock granted, net	13	—	—	—	—
Stock options exercised	3	12	—	—	12
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	109	—	—	109
Balance at December 31, 2019	18,137	$71,311	$100,566	$2,601	$174,478

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited) (Continued)

				Accumulated Other
		Common		Comprehensive
	Common	Stock	Retained	Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at December 31, 2019	18,137	$71,311	$100,566	$2,601	$174,478
Net income	—	—	916	—	916
Other comprehensive income, net of tax	—	—	—	3,346	3,346
Comprehensive income	—	—	—	—	4,262
Dividend declared on common stock ($0.05 per share)	—	—	(838)	—	(838)
Repurchase of common stock	(1,352)	(12,230)	—	—	(12,230)
Restricted stock granted, net	11	—	—	—	—
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	(14)	—	—	(14)
Balance at March 31, 2020	16,796	$59,067	$100,644	$5,947	$165,658
Net income	—	—	3,847	—	3,847
Other comprehensive income, net of tax	—	—	—	1,201	1,201
Comprehensive income	—	—	—	—	5,048
Dividend declared on common stock ($0.05 per share)	—	—	(833)	—	(833)
Repurchase of common stock	(57)	(423)	—	—	(423)
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	105	—	—	105
Balance at June 30, 2020	16,739	$58,749	$103,658	$7,148	$169,555
Net income	—	—	4,329	—	4,329
Other comprehensive income, net of tax	—	—	—	176	176
Comprehensive income	—	—	—	—	4,505
Dividend on common stock ($0.05 per share)	—	—	(833)	—	(833)
Restricted stock granted, net	53	—	—	—	—
Compensation expense associated with restricted stock, net of cash paid for shares surrendered for tax-withholding purposes	—	123	—	—	123
Balance at September 30, 2020	16,792	$58,872	$107,154	$7,324	$173,350

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2020	2019
Cash flows from operating activities:
Net income	$9,092	$10,592
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,250	—
Provision for unfunded commitments	105	—
Provision for depreciation and amortization	894	1,055
Amortization of core deposit intangible	574	529
Amortization of debt issuance costs	36	36
Compensation expense associated with restricted stock	334	306
Tax benefits from vesting of restricted stock	(2)	(6)
Net gain on sale or call of securities	(482)	(137)
Amortization of premiums and accretion of discounts on investments, net	1,056	1,052
Amortization of premiums and accretion of discounts on acquired loans, net	(1,104)	(1,201)
Loss on disposal of fixed assets	132	—
Loss (gain) on sale of OREO	23	(41)
Increase in cash surrender value of life insurance	(396)	(410)
Deferred compensation and salary continuation plan payments	(633)	(1,072)
Increase in deferred compensation and salary continuation plans	634	731
Increase (decrease) in deferred loan fees and costs	3,199	(53)
(Increase) decrease in other assets	(1,759)	1,516
Increase in other liabilities	1,369	513
Net cash provided by operating activities	18,322	13,410

Cash flows from investing activities:
Proceeds from maturities of and payments on available-for-sale securities	61,114	47,544
Proceeds from sale of available-for-sale securities	56,017	99,635
Purchases of available-for-sale securities	(160,759)	(48,648)
Investment in qualified affordable housing partnerships	(13)	—
Net purchase of Federal Home Loan Bank of San Francisco stock	—	(34)
Loan originations, net of principal repayments	(186,305)	(27,697)
Net repayment on loan pools	13,631	27,265
Purchase of premises and equipment	(353)	(1,823)
Proceeds from the sale of OREO	12	87
Acquisition of Merchants Holding Company, net of cash paid	—	(2,875)
Net cash (used) provided by investing activities	(216,656)	93,454

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2020	2019
Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings deposits	$261,846	$(25,029)
Net decrease in certificates of deposit	(10,886)	(34,764)
Advances on term debt	50,000	180,160
Repayment of term debt	(40,000)	(183,656)
Proceeds from stock options exercised	—	40
Repurchase of common stock	(12,653)	—
Cash paid for shares surrendered for tax-withholding purposes	(120)	(94)
Cash dividends paid on common stock	(2,574)	(2,282)
Net cash provided (used) by financing activities	245,613	(65,625)

Net increase in cash and cash equivalents	47,279	41,239
Cash and cash equivalents at beginning of year	80,604	47,365
Cash and cash equivalents at end of period	$127,883	$88,604

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2020	2019
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$2,398	$3,480
Interest	$3,509	$4,336
Operating leases	$714	$661
Supplemental disclosures of non-cash investing activities:
Transfer of loans to other real estate owned	$8	$74
Investment in qualified affordable housing partnership	$1,000	$—

Unrealized gain on investment securities available-for-sale, net of gains included in net income	$6,705	$7,588
Changes in net deferred tax asset related to changes in net unrealized gain on investment securities available-for-sale	(1,982)	(2,243)
Changes in accumulated other comprehensive income due to net unrealized gain on investment securities available-for-sale	$4,723	$5,345

Supplemental disclosures of non-cash financing activities:
Stock compensation grants	$—	$58
Cash dividend declared on common shares and payable after period-end	$833	$905
Right-of-use lease asset recorded on new leases	$—	$267
Right-of-use lease asset recorded on adoption of ASU No. 2016-02	$—	$3,998
Lease liability recorded on adoption of ASU No. 2016-02	$—	$4,363
Disclosures related to the acquisition of Merchants Holding Company:
Consideration paid	$—	$34,907
Assets acquired - fair value	$—	$215,055
Goodwill	$—	$11,006
Liabilities assumed - fair value	$—	$191,154

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Merchants Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) and for Bank of Commerce Mortgage (inactive). The Bank, which previously operated under three separate names, changed its name for all operations to Merchants Bank of Commerce effective May 20, 2019. We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 are derived from the unaudited interim consolidated financial statements or the audited consolidated financial statements, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2020 and December 31, 2019, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. We have not consolidated the accounts of the Trust in our consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”), Consolidation (“ASC 810”). We are not considered the primary beneficiary of the Trust (variable interest entity). As a result, the junior subordinated debentures issued by the Holding Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

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

The following is a computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share information)	2020	2019	2020	2019
Earnings Per Share:
Numerators:
Net income	$4,329	$4,642	$9,092	$10,592
Denominators:
Weighted average number of common shares outstanding - basic (1)	16,660	18,130	17,004	17,918
Effect of potentially dilutive common shares (2)	36	66	40	63
Weighted average number of common shares outstanding - diluted	16,696	18,196	17,044	17,981
Earnings per common share:
Basic	$0.26	$0.26	$0.53	$0.59
Diluted	$0.26	$0.26	$0.53	$0.59
Anti-dilutive restricted shares not included in diluted earnings per share calculation	73	—	63	—

(1)	Excludes unvested restricted shares because they do not have dividend or voting rights
(2)	Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

In 2019, we announced a stock repurchase program for 1.0 million shares of common stock that was subsequently increased to 1.5 million shares of common stock. Between October of 2019 and April 2020, all 1.5 million shares were repurchased at a total cost of $13.6 million including commissions, or an average of $9.11 per share.

NOTE 3. SECURITIES

The following tables present the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of September 30, 2020, and December 31, 2019.

	As of September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Values
Available-for-sale securities:
U.S. government & agencies	$30,942	$879	$(10)	$31,811
Obligations of state and political subdivisions	87,628	4,281	(46)	91,863
Residential mortgage-backed securities and collateralized mortgage obligations	161,345	4,512	(165)	165,692
Commercial mortgage-backed securities	18,920	665	(8)	19,577
Other asset-backed securities	27,799	327	(37)	28,089
Total	$326,634	$10,664	$(266)	$337,032

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Values
Available-for-sale securities:
U.S. government & agencies	$38,291	$469	$(27)	$38,733
Obligations of state and political subdivisions	40,702	1,422	(26)	42,098
Residential mortgage-backed securities and collateralized mortgage obligations	179,114	2,163	(442)	180,835
Corporate securities	3,005	6	(45)	2,966
Commercial mortgage-backed securities	19,126	221	(40)	19,307
Other asset-backed securities	3,019	—	(8)	3,011
Total	$283,257	$4,281	$(588)	$286,950

The following table presents the contractual maturities of investment securities at September 30, 2020.

	Available-For-Sale
(Amounts in thousands)	Amortized Costs	Fair Values
Amounts maturing in:
One year or less	$22,257	$22,731
After one year through five years	110,662	115,225
After five years through ten years	50,087	51,569
After ten years	143,628	147,507
Total	$326,634	$337,032

The amortized costs and fair values of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

At September 30, 2020 and December 31, 2019, securities with a fair value of $82.7 million and $81.4 million, respectively, were pledged as collateral to secure public fund deposits, Federal Home Loan Bank of San Francisco borrowings and for other purposes as required by law.

The following table presents the cash proceeds from sales of investment securities, and the associated gross realized gains and gross realized losses that have been included in earnings for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Investment Securities:
Proceeds from sales of investment securities	$6,257	$13,895	$56,017	$99,635

Gross realized gains on sales of investment securities:
U.S. government & agencies	$—	$10	$—	$48
Obligations of state and political subdivisions	249	10	339	305
Residential mortgage-backed securities and collateralized mortgage obligations	—	22	226	86
Corporate securities	12	—	12	—
Commercial mortgage-backed securities	—	5	38	7
Total gross realized gains on sales of investment securities	261	47	615	446

Gross realized losses on sales of investment securities:
U.S. government & agencies	—	(9)	(14)	(13)
Obligations of state and political subdivisions	(3)	(6)	(7)	(96)
Residential mortgage-backed securities and collateralized mortgage obligations	—	(9)	(112)	(157)
Commercial mortgage-backed securities	—	(11)	—	(43)
Total gross realized losses on sales of investment securities	(3)	(35)	(133)	(309)
Gain on sales of investment securities, net	$258	$12	$482	$137

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Investment securities that were in an unrealized loss position as of September 30, 2020 and December 31, 2019 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of September 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Values	Losses	Values	Losses	Values	Losses
Available-for-sale securities:
U.S. government & agencies	$—	$—	$2,836	$(10)	$2,836	$(10)
Obligations of state and political subdivisions	5,915	(46)	—	—	5,915	(46)
Residential mortgage-backed securities and collateralized mortgage obligations	17,671	(159)	285	(6)	17,956	(165)
Commercial mortgage-backed securities	2,057	(8)	—	—	2,057	(8)
Other asset-backed securities	3,001	(37)	—	—	3,001	(37)
Total temporarily impaired securities	$28,644	$(250)	$3,121	$(16)	$31,765	$(266)

	As of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Values	Losses	Values	Losses	Values	Losses
Available-for-sale securities:
U.S. government & agencies	$6,473	$(25)	$380	$(2)	$6,853	$(27)
Obligations of state and political subdivisions	2,249	(26)	—	—	2,249	(26)
Residential mortgage-backed securities and collateralized mortgage obligations	31,817	(207)	22,166	(235)	53,983	(442)
Corporate securities	—	—	955	(45)	955	(45)
Commercial mortgage-backed securities	1,464	(1)	4,549	(39)	6,013	(40)
Other asset-backed securities	3,011	(8)	—	—	3,011	(8)
Total temporarily impaired securities	$45,014	$(267)	$28,050	$(321)	$73,064	$(588)

At September 30, 2020 and December 31, 2019, the number of securities that were in an unrealized loss position was 31 and 63, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Our investment policy requires securities at the time of purchase to be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies. Management monitors the published credit ratings of our investment portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, because we have no plans to sell the securities before the recovery of their amortized cost, and because the Bank has the ability to hold the securities to maturity, these investments are not considered other-than-temporarily impaired.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the characteristics of our securities that are in unrealized loss positions at September 30, 2020 and December 31, 2019.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	September 30, 2020 and December 31, 2019
U.S. government & agencies	Direct obligations of the U.S. Government or obligations guaranteed by U.S. Government agencies.
Obligations of state and political subdivisions	General obligation issuances or revenue securities issued by municipalities and political subdivisions located within the U.S. secured by revenues from specific sources.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations issued by U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at September 30, 2020 and December 31, 2019, 83% and 79% were issued or guaranteed by U.S. government sponsored entities, respectively.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations issued by U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at September 30, 2020 and December 31, 2019, 100% were issued or guaranteed by U.S. government sponsored entities.

Other asset-backed securities	Obligations issued by non-governmental issuers secured by high quality loans with good credit enhancements.

NOTE 4. LOANS

Outstanding loan balances consisted of the following at September 30, 2020, and December 31, 2019.

	September 30,	December 31,
(Amounts in thousands)	2020	2019
Loan Portfolio:
Commercial	$121,025	$141,197
Paycheck protection program	163,493	—
Commercial real estate:
Construction and land development	40,289	26,830
Non-owner occupied	538,079	493,920
Owner occupied	210,455	218,833
Residential real estate:
Individual Tax Identification Number (“ITIN”)	30,071	33,039
1-4 family mortgage	57,867	63,661
Equity lines	20,296	22,099
Consumer and other	24,490	33,324
Gross loans	1,206,065	1,032,903
Deferred (fees) and costs	(1,037)	2,162
Loans, net of deferred fees and costs	1,205,028	1,035,065
Allowance for loan and lease losses	(16,873)	(12,231)
Net loans	$1,188,155	$1,022,834

Certain loans are pledged as collateral for lines of credit with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. Pledged loans totaled $527.5 million and $542.1 million at September 30, 2020 and December 31, 2019, respectively. In April of 2020, we received approval to participate in the Federal Reserve Bank Paycheck Protection Program Liquidity Facility (‘PPPLF”). The credit facility provides term funding for loans made under the SBA’s Paycheck Protection Program (“PPP”). We have not yet taken advances under the PPPLF, but if in the future we do, they will be collateralized with PPP loans.

Gross loan balances in the table above include discounts on purchased loans and fair value discounts on loans acquired in conjunction with our acquisition of Merchants during the first quarter of 2019.

Discounts on purchased loans - Gross loan balances include net purchase discounts of $1.0 million and $1.5 million as of September 30, 2020, and December 31, 2019, respectively. When we purchase loans, they are typically purchased at a discount to enhance yield and compensate for credit risk. We have no purchased credit impaired loans as of September 30, 2020, and December 31, 2019.

Fair value discount - Gross loan balances include a fair value discount of $1.1 million and $1.7 million at September 30, 2020 and December 31, 2019, respectively for loans acquired in conjunction with our acquisition of Merchants during the first quarter of 2019. We recorded $233 thousand and $193 thousand in accretion of the discount for these loans during the three months ended September 30, 2020 and 2019, respectively. We recorded $612 thousand and $431 thousand in accretion of the discount for these loans during the nine months ended September 30, 2020 and 2019, respectively.

Short-Term Loan Modifications

We have made short-term COVID-19 related loan payment deferrals on 107 loans totaling $38.6 million. In accordance with the CARES Act and regulatory guidance, these modified loans are not troubled debt restructurings and are not considered to be past due or non-performing. The deferrals range from one to six months as determined on a case-by-case basis considering the nature of the business and the impact of COVID-19. Without these deferrals past due loan totals would have been higher at September 30, 2020. The payment deferral period for most of these loans ends during the fourth quarter of 2020. We cannot predict the impact to past due loan totals once the deferral periods end.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Past Due Loans

Past due loans (gross), segregated by loan portfolio were as follows, as of September 30, 2020, and December 31, 2019.

							Recorded
	30-59	60-89	90 or Greater				Investment >
	Days Past	Days Past	Days Past	Total Past			90 Days and
(Amounts in thousands)	Due	Due	Due	Due	Current	Total	Accruing
Past Due Loans at September 30, 2020
Commercial	$—	$—	$—	$—	$121,025	$121,025	$—
Paycheck protection program	—	—	—	—	163,493	163,493	—
Commercial real estate:
Construction and land development	—	—	—	—	40,289	40,289	—
Non-owner occupied	—	—	1,062	1,062	537,017	538,079	—
Owner occupied	—	—	2,993	2,993	207,462	210,455	—
Residential real estate:
ITIN	76	—	105	181	29,890	30,071	—
1-4 family mortgage	—	—	—	—	57,867	57,867	—
Equity lines	15	—	—	15	20,281	20,296	—
Consumer and other	58	65	—	123	24,367	24,490	—
Total	$149	$65	$4,160	$4,374	$1,201,691	$1,206,065	$—

							Recorded
	30-59	60-89	90 or Greater				Investment >
	Days Past	Days Past	Days Past	Total Past			90 Days and
(Amounts in thousands)	Due	Due	Due	Due	Current	Total	Accruing
Past Due Loans at December 31, 2019
Commercial	$71	$—	$—	$71	$141,126	$141,197	$—
Commercial real estate:
Construction and land development	—	—	—	—	26,830	26,830	—
Non-owner occupied	—	—	—	—	493,920	493,920	—
Owner occupied	655	—	3,103	3,758	215,075	218,833	—
Residential real estate:
ITIN	371	323	43	737	32,302	33,039	—
1-4 family mortgage	—	—	—	—	63,661	63,661	—
Equity lines	100	—	—	100	21,999	22,099	—
Consumer and other	200	50	—	250	33,074	33,324	—
Total	$1,397	$373	$3,146	$4,916	$1,027,987	$1,032,903	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nonaccrual Loans

Nonaccrual loans, segregated by loan portfolio, were as follows as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
(Amounts in thousands)	2020	2019
Nonaccrual Loans:
Commercial	$1,549	$61
Commercial real estate:
Non-owner occupied	1,062	—
Owner occupied	3,750	3,103
Residential real estate:
ITIN	1,574	2,221
1-4 family mortgage	145	191
Consumer and other	18	40
Total	$8,098	$5,616

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Nonaccrual Loans:
Interest income, net of tax	$108	$115	$238	$484

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. The following tables summarize impaired loans by loan portfolio as of September 30, 2020 and December 31, 2019.

	As of September 30, 2020
		Unpaid
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
Impaired Loans:
With no related allowance recorded:
Commercial	$1,458	$1,811	$—
Commercial real estate:
Non-owner occupied	1,062	1,097	—
Owner occupied	3,750	3,865	—
Residential real estate:
ITIN	4,995	6,591	—
1-4 family mortgage	145	205	—
Total with no related allowance recorded	$11,410	$13,569	$—

With an allowance recorded:
Commercial	$622	$622	$122
Residential real estate:
ITIN	176	176	12
Equity lines	131	131	65
Consumer and other	18	18	5
Total with an allowance recorded	$947	$947	$204

By loan portfolio:
Commercial	$2,080	$2,433	$122
Commercial real estate	4,812	4,962	—
Residential real estate	5,447	7,103	77
Consumer and other	18	18	5
Total impaired loans	$12,357	$14,516	$204

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2019
		Unpaid
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
Impaired Loans:
With no related allowance recorded:
Commercial	$94	$251	$—
Commercial real estate:
Owner occupied	3,103	3,103	—
Residential real estate:
ITIN	5,723	7,386	—
1-4 family mortgage	191	313	—
Total with no related allowance recorded	$9,111	$11,053	$—

With an allowance recorded:
Commercial	$562	$563	$159
Residential real estate:
ITIN	455	455	38
Equity lines	231	231	116
Consumer and other	40	40	11
Total with an allowance recorded	$1,288	$1,289	$324

By loan portfolio:
Commercial	$656	$814	$159
Commercial real estate	3,103	3,103	—
Residential real estate	6,600	8,385	154
Consumer and other	40	40	11
Total impaired loans	$10,399	$12,342	$324

The following tables summarize average recorded investment and interest income recognized on impaired loans by loan portfolio for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Average Recorded Investment and Interest Income:
Commercial	$1,078	$15	$807	$10
Commercial real estate:
Non-owner occupied	1,062	—	10,887	7
Owner occupied	3,682	—	—	—
Residential real estate:
ITIN	5,241	35	6,490	40
1-4 family mortgage	146	—	204	—
Equity lines	132	2	238	4
Consumer and other	18	—	21	—
Total	$11,359	$52	$18,647	$61

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Average Recorded Investment and Interest Income:
Commercial	$777	$32	$1,377	$42
Commercial real estate:
Non-owner occupied	590	—	10,307	30
Owner occupied	3,356	—	—	—
Residential real estate:
ITIN	5,546	106	6,694	123
1-4 family mortgage	171	—	194	—
Equity lines	194	10	306	14
Consumer and other	32	—	22	—
Total	$10,666	$148	$18,900	$209

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

Troubled Debt Restructurings

As of September 30, 2020, we had $6.3 million in troubled debt restructurings compared to $6.5 million as of December 31, 2019. As of September 30, 2020, we had 92 loans that qualified as troubled debt restructurings, of which 91 were performing according to their restructured terms. Troubled debt restructurings represented 0.52% of gross loans (0.61% of gross loans excluding PPP loans) as of September 30, 2020, compared to 0.63% at December 31, 2019.

At September 30, 2020 and December 31, 2019, impaired loans of $4.3 million and $4.8 million, respectively, were classified as performing troubled debt restructured loans.

For a troubled debt restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of September 30, 2020 and December 31, 2019, we had no obligations to lend additional funds on any troubled debt restructured loans. There was one new troubled debt restructuring on a $650 thousand commercial real estate loan during the nine months ended September 30, 2020. The borrower was impacted by COVID-19 but the loan did not qualify to be exempt from TDR status under the new TDR guidance issued by the financial institution regulators or under the CARES act.

The types of modifications offered can generally be described in the following categories:

Maturity – A modification in which the maturity date is changed.

Payment Deferral – A modification in which a portion of the principal is deferred.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the period ended balances of newly restructured loans and the types of modifications that occurred during the nine months ended September 30, 2020 and 2019. There were no new troubled debt restructurings during the three months ended September 30, 2020 and 2019.

	Modification Types For the Nine Months Ended September 30, 2020			Modification Types For the Nine Months Ended September 30, 2019
(Amounts in thousands)	Maturity	Payment Deferral	Total	Maturity	Payment Deferral	Total
Troubled Debt Restructurings:
Commercial	$—	$—	$—	$66	$—	$66
Commercial real estate:
Owner occupied	—	650	650	—	—	—
Total	$—	$650	$650	$66	$—	$66

For the nine month periods ended September 30, 2020 and 2019, the tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner, which grants a concession to a borrower experiencing financial difficulties.

	For the Nine Months Ended September 30, 2020			For the Nine Months Ended September 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial	—	$—	$—	1	$99	$99
Commercial real estate:
Owner occupied	1	654	654	—	—	—
Total	1	$654	$654	1	$99	$99

There were no loans modified as a troubled debt restructuring within the previous twelve months for which there was a payment default (after restructuring) during the three and nine months ended September 30, 2020 and 2019.

Performing and Nonperforming Loans

We define a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of original contractual principal and interest is likely. We define a nonperforming loan as an impaired loan, which may be on nonaccrual, or is 90 days past due and still accruing, or has been restructured and does not comply with its modified terms, and our ultimate collection of original contractual principal and interest is uncertain. Performing and nonperforming loans, segregated by loan portfolio, were as follows at September 30, 2020 and December 31, 2019.

	September 30, 2020
(Amounts in thousands)	Performing	Nonperforming	Total
Performing and Nonperforming Loans:
Commercial	$119,476	$1,549	$121,025
Paycheck protection program	163,493	—	163,493
Commercial real estate:
Construction and land development	40,289	—	40,289
Non-owner occupied	537,017	1,062	538,079
Owner occupied	206,705	3,750	210,455
Residential real estate:
ITIN	28,497	1,574	30,071
1-4 family mortgage	57,722	145	57,867
Equity lines	20,296	—	20,296
Consumer and other	24,472	18	24,490
Total	$1,197,967	$8,098	$1,206,065

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2019
(Amounts in thousands)	Performing	Nonperforming	Total
Performing and Nonperforming Loans:
Commercial	$141,136	$61	$141,197
Commercial real estate:
Construction and land development	26,830	—	26,830
Non-owner occupied	493,920	—	493,920
Owner occupied	215,730	3,103	218,833
Residential real estate:
ITIN	30,818	2,221	33,039
1-4 family mortgage	63,470	191	63,661
Equity lines	22,099	—	22,099
Consumer and other	33,284	40	33,324
Total	$1,027,287	$5,616	$1,032,903

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize loans by internal risk grades and by loan class as of September 30, 2020 and December 31, 2019.

	As of September 30, 2020
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Loan Portfolio:
Commercial	$106,597	$8,736	$125	$5,567	$—	$121,025
Paycheck protection program	163,493	—	—	—	—	163,493
Commercial real estate:
Construction and land development	37,839	2,450	—	—	—	40,289
Non-owner occupied	508,803	21,859	6,355	1,062	—	538,079
Owner occupied	155,290	41,289	—	13,876	—	210,455
Residential real estate:
ITIN	26,583	—	—	3,488	—	30,071
1-4 family mortgage	56,213	208	—	1,446	—	57,867
Equity lines	20,296	—	—	—	—	20,296
Consumer and other	24,472	—	—	18	—	24,490
Total	$1,099,586	$74,542	$6,480	$25,457	$—	$1,206,065

	As of December 31, 2019
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Loan Portfolio:
Commercial	$125,222	$14,974	$833	$168	$—	$141,197
Commercial real estate:
Construction and land development	26,810	20	—	—	—	26,830
Non-owner occupied	454,493	32,902	5,424	1,101	—	493,920
Owner occupied	195,950	7,224	1,220	14,439	—	218,833
Residential real estate:
ITIN	28,609	—	—	4,430	—	33,039
1-4 family mortgage	62,485	985	—	191	—	63,661
Equity lines	22,012	—	—	87	—	22,099
Consumer and other	33,283	—	—	41	—	33,324
Total	$948,864	$56,105	$7,477	$20,457	$—	$1,032,903

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $81 thousand and $100 thousand at September 30, 2020 and December 31, 2019, respectively.

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

The following tables summarize activity within the ALLL by portfolio for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30, 2020
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$2,400	$—	$10,936	$1,306	$870	$577	$16,089
Charge-offs	(353)	—	—	(31)	(118)	—	(502)
Recoveries	—	—	—	69	117	—	186
Provision	393	—	813	(22)	(41)	(43)	1,100
Ending balance	$2,440	$—	$11,749	$1,322	$828	$534	$16,873

	For the Three Months Ended September 30, 2019
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$2,104	$—	$7,598	$1,070	$1,070	$603	$12,445
Charge-offs	(81)	—	—	(43)	(195)	—	(319)
Recoveries	5	—	—	104	50	—	159
Provision	(84)	—	120	(77)	66	(25)	—
Ending balance	$1,944	$—	$7,718	$1,054	$991	$578	$12,285

	For the Nine Months Ended September 30, 2020
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$1,822	$—	$8,096	$1,032	$933	$348	$12,231
Charge-offs	(353)	—	(145)	(66)	(463)	—	(1,027)
Recoveries	22	—	—	131	266	—	419
Provision	949	—	3,798	225	92	186	5,250
Ending balance	$2,440	$—	$11,749	$1,322	$828	$534	$16,873

	For the Nine Months Ended September 30, 2019
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$2,205	$—	$7,116	$1,173	$1,356	$442	$12,292
Charge-offs	(227)	—	(233)	(181)	(685)	—	(1,326)
Recoveries	916	—	—	204	199	—	1,319
Provision	(950)	—	835	(142)	121	136	—
Ending balance	$1,944	$—	$7,718	$1,054	$991	$578	$12,285

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ. The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2020 and December 31, 2019, the unallocated allowance amount represented 3% of the ALLL. The following tables summarize the ALLL and the recorded investment in loans and leases as of September 30, 2020 and December 31, 2019.

	As of September 30, 2020
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$122	$—	$—	$77	$5	$—	$204
Collectively evaluated for impairment	2,318	—	11,749	1,245	823	534	16,669
Total	$2,440	$—	$11,749	$1,322	$828	$534	$16,873
Gross loans:
Individually evaluated for impairment	$2,080	$—	$4,812	$5,447	$18	$—	$12,357
Collectively evaluated for impairment	118,945	163,493	784,011	102,787	24,472	—	1,193,708
Total gross loans	$121,025	$163,493	$788,823	$108,234	$24,490	$—	$1,206,065

	As of December 31, 2019
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$159	$—	$—	$154	$11	$—	$324
Collectively evaluated for impairment	1,663	—	8,096	878	922	348	11,907
Total	$1,822	$—	$8,096	$1,032	$933	$348	$12,231
Gross loans:
Individually evaluated for impairment	$656	$—	$3,103	$6,600	$40	$—	$10,399
Collectively evaluated for impairment	140,541	—	736,480	112,199	33,284	—	1,022,504
Total gross loans	$141,197	$—	$739,583	$118,799	$33,324	$—	$1,032,903

The ALLL totaled $16.9 million or 1.40% of total gross loans (1.62% of gross loans excluding PPP loans) at September 30, 2020 and $12.2 million or 1.18% at December 31, 2019. As of September 30, 2020 and December 31, 2019, we had commitments to extend credit of $263.1 million and $275.1 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 was $800 thousand and $695 thousand, respectively.

We believe that the ALLL was adequate as of September 30, 2020. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

COVID‐19

We anticipate that the COVID‐19 pandemic will result in continued economic recession and increased loan losses, particularly in certain hard hit industries such as airlines, travel and hospitality, retail and energy sectors. As a result, we have significantly increased our qualitative credit risk factors for “changes in international, national, regional and local conditions” and “changes in the volume and severity of past due loans and other similar conditions”.

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

(2)

General valuation allowances established in accordance with ASC 450, that are based on qualitative credit risk factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Loss estimation factors are based on analysis of local economic factors. Allowances for changing environmental factors are management’s best estimate of the probable impact these changes have had on the loan portfolio as a whole.

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

PPP Loans - The Paycheck Protection Program (“PPP”) was launched in April of 2020 to provide small businesses assistance in the form of forgivable 100% guaranteed U.S. Small Business Administration (“SBA”) loans. We have actively participated in the PPP, funding $163.5 million to 606 existing customers as of September 30, 2020. This financial support of our customers’ businesses may help moderate Commercial and Commercial Real Estate loan losses. The PPP loans are underwritten following guidelines and an approval process issued by the SBA and pose essentially no credit risk to the loan portfolio. During the third quarter of 2020, we began accepting applications for PPP loan forgiveness.

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

Concentrations of Credit Risk

As of September 30, 2020, approximately 74% of our gross loan portfolio (86% excluding PPP loans) is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities in the Consolidated Balance Sheets, was $800 thousand and $695 thousand at September 30, 2020 and December 31, 2019, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis. Based upon changes in the amount of commitments, loss experience, and economic conditions we recorded $105 thousand of provision expense for the nine months ended September 30, 2020. The provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

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

Our investments in Qualified Affordable Housing Partnerships totaled $3.1 million at September 30, 2020. These investments are recorded in Other Assets with a corresponding funding obligation of $1.3 million recorded in Other Liabilities in our Consolidated Balance Sheets. None of the original investments will be repaid. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense. During the first quarter of 2020, we invested $1.0 million in an additional LIHTC partnership, Boston Capital.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at September 30, 2020 and December 31, 2019. In addition, the tables reflect the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the nine months ended September 30, 2020 and 2019.

	At September 30, 2020			For the Nine Months Ended September 30, 2020
	Original	Current	Unfunded	Tax Credits	Amortization	Net
	Investment	Recorded	Liability	and	of	Income Tax
(Amounts in thousands)	Value	Investment	Obligation	Benefits	Investments	Benefit (Expense)
Qualified Affordable Housing Partnerships:
Raymond James California Housing Opportunities Fund II	$2,000	$717	$22	$149	$135	$14
WNC Institutional Tax Credit Fund 38, L.P.	1,000	335	—	78	65	13
Merritt Community Capital Corporation Fund XV, L.P.	2,500	903	316	167	164	3
California Affordable Housing Fund	2,454	181	—	18	29	(11)
Boston Capital	1,000	962	987	49	38	11
Total	$8,954	$3,098	$1,325	$461	$431	$30

	At December 31, 2019			For the Nine Months Ended September 30, 2019
	Original	Current	Unfunded	Tax Credits	Amortization	Net
	Investment	Recorded	Liability	and	of	Income Tax
(Amounts in thousands)	Value	Investment	Obligation	Benefits	Investments	Benefit (Expense)
Qualified Affordable Housing Partnerships:
Raymond James California Housing Opportunities Fund II	$2,000	$852	$22	$150	$135	$15
WNC Institutional Tax Credit Fund 38, L.P.	1,000	400	—	81	68	13
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,067	316	168	165	3
California Affordable Housing Fund	2,454	210	—	18	29	(11)
Total	$7,954	$2,529	$338	$417	$397	$20

The following tables present our generated tax credits and tax benefits from investments in qualified affordable housing partnerships for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended
	September 30, 2020		September 30, 2019
	Generated	Tax Benefits From	Generated	Tax Benefits from
(Amounts in thousands)	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Qualified Affordable Housing Partnerships:
Raymond James California Housing Opportunities Fund II	$43	$7	$43	$7
WNC Institutional Tax Credit Fund 38, L.P.	22	4	23	4
Merritt Community Capital Corporation Fund XV, L.P.	48	8	48	8
California Affordable Housing Fund	1	6	—	6
Boston Capital	11	5	—	—
Total	$125	$30	$114	$25

	For the Nine Months Ended
	September 30, 2020		September 30, 2019
	Generated	Tax Benefits From	Generated	Tax Benefits from
(Amounts in thousands)	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Qualified Affordable Housing Partnerships:
Raymond James California Housing Opportunities Fund II	$128	$21	$128	$22
WNC Institutional Tax Credit Fund 38, L.P.	66	12	70	11
Merritt Community Capital Corporation Fund XV, L.P.	144	23	144	24
California Affordable Housing Fund	—	18	—	18
Boston Capital	34	15	—	—
Total	$372	$89	$342	$75

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table reflects the anticipated net income tax benefit and (expense) at September 30, 2020 that is expected to be recognized over the remaining lives of the investments.

(Amounts in thousands)
Qualified Affordable Housing Partnerships:					2024
Anticipated income tax benefit, net less					and
amortization of investments	2020	2021	2022	2023	thereafter	Total
Raymond James California Housing Opportunities Fund II	$4	$19	$19	$18	$16	$76
WNC Institutional Tax Credit Fund 38, L.P.	4	16	14	13	14	61
Merritt Community Capital Corporation Fund XV, L.P.	1	3	3	3	4	14
California Affordable Housing Fund	(3)	(14)	(13)	(35)	—	(65)
Boston Capital	4	23	24	23	171	245
Total income tax benefit, net	$10	$47	$47	$22	$205	$331

NOTE 6. TERM DEBT

Term debt at September 30, 2020 and December 31, 2019 consisted of the following.

(Amounts in thousands)	September 30, 2020	December 31, 2019
Term Debt:
Federal Home Loan Bank of San Francisco borrowings	$10,000	$—
Subordinated Debt	10,000	10,000
Unamortized debt issuance costs	(7)	(43)
Net term debt	$19,993	$9,957

Future contractual maturities of term debt at September 30, 2020 are as follows.

(Amounts in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Future Maturities:
Federal Home Loan Bank of San Francisco borrowings	$5,000	$5,000	$—	$—	$—	$—	$10,000
Subordinated Debt	—	—	—	—	—	10,000	10,000
Total future maturities	$5,000	$5,000	$—	$—	$—	$10,000	$20,000

Federal Home Loan Bank of San Francisco Borrowings

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $390.6 million at September 30, 2020, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate secured loans that have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to collateral requirements, and certain pledged securities held in the Bank’s investment securities portfolio.

The Bank had $10.0 million in borrowings from the Federal Home Loan Bank of San Francisco at September 30, 2020. The borrowing has an interest rate of 0% with $5.0 million due in November of 2020 and $5.0 million due in May of 2021. There were no borrowings outstanding from the Federal Home Loan Bank of San Francisco at December 31, 2019. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the nine months ended September 30, 2020 and year ended December 31, 2019 was $8.8 million and $9.6 million, respectively. The maximum amount outstanding from the Federal Home Loan Bank of San Francisco at any month end during the nine months ended September 30, 2020 and year ended December 31, 2019 was $40.0 million. As of September 30, 2020, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $7.4 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in Federal Home Loan Bank of San Francisco stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

As of September 30, 2020, we have pledged $513.3 million of our commercial real estate and residential real estate loans and $32.8 million in securities as collateral for the line of credit with the Federal Home Loan Bank of San Francisco.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Federal Funds

We have entered into nonbinding unsecured federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $75.0 million at September 30, 2020 and had interest rates ranging from 0.12% to 0.30%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually. At September 30, 2020 and December 31, 2019, we had no outstanding federal funds purchased balances and no outstanding advances on any of the Bank’s federal funds lines of credit.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $8.4 million at September 30, 2020, subject to collateral requirements, namely the amount of certain pledged loans. At September 30, 2020 and December 31, 2019, we had no outstanding advances on our line of credit with the Federal Reserve Bank. As of September 30, 2020, we have pledged $14.2 million of our commercial loans as collateral for the credit line with the Federal Reserve Bank.

In April of 2020, we received approval from the Federal Reserve Bank to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”). The credit facility provides term funding for loans made under the PPP. Advances under the PPPLF will be collateralized with PPP loans, bear a fixed rate of interest at 0.35% and are to be repaid as the underlying loans are paid down, forgiven, or sold to the SBA. Participating institutions will receive preferential capital treatment for loans that are funded with this borrowing facility. To date, we have not utilized the liquidity available to us under the PPPLF and its associated beneficial capital treatment.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of our commitments and contingent liabilities at September 30, 2020 and December 31, 2019.

(Amounts in thousands)	September 30, 2020	December 31, 2019
Commitments:
Commitments to extend credit	$254,987	$267,248
Standby letters of credit	4,723	4,406
Affordable housing grant sponsorships	3,338	3,338
Access to housing and economic assistance for development grant sponsorships	60	110
Total commitments and contingent liabilities	$263,108	$275,102

We were not required to perform on any financial guarantees during the nine months ended September 30, 2020, or during the year ended December 31, 2019. At September 30, 2020, approximately $4.4 million of standby letters of credit will expire within one year, and $322 thousand will expire thereafter.

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

Death Benefit Agreement

The Company has entered into agreements with certain employees to pay a cash benefit to designated beneficiaries following the death of the employee. The payment will be made only if, at the time of death, the deceased employee was employed by the Bank and the Bank owned a life insurance policy on the employee’s life. Depending on specific facts and circumstances, the payment amount can vary up to a maximum of $225 thousand per employee and may be taxable to the beneficiary. Neither the employee nor the designated beneficiaries have a claim against the Bank’s life insurance policy on the employee’s life.

Legal Proceedings

We are involved in various pending and threatened legal actions arising in the ordinary course of business and if necessary, we maintain reserves for losses from legal actions, which are both probable and estimable. In our opinion, the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

Concentrations of Credit Risk

We grant many loans collateralized by real estate. In our judgment, a concentration exists in real estate related loans, which represented approximately 74% of our gross loan portfolio (86% of our gross loan portfolio excluding PPP loans) and 83% of our gross loan portfolio at September 30, 2020 and December 31, 2019, respectively. We underwrite real estate loans in accordance with loan policies that set underwriting criteria, including property types, loan-to-value limits and minimum debt service coverage ratios. We employ a variety of real estate concentration risk management tools including monitoring of limits on concentration levels, limits by property type and geography, annual property reviews including site visits and portfolio stress testing.

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

We have applied ASC Topic 842 as of January 1, 2019 and elected the practical expedients package for all of our leases. In accordance with the practical expedients package we were not required to reassess whether any expired or existing contracts are leases or contain leases. We were also not required to reassess the lease classification for existing or expired leases between operating and finance leases. We have recorded a liability in Other Liabilities in our Consolidated Balance Sheets representing the present value of the remaining minimum lease payments and we have recorded an offsetting right-of-use asset in Other Assets in our Consolidated Balance Sheets. The present value calculation uses a discount rate, which is based on our incremental borrowing rate. The right-of-use asset was also reduced for amounts recognized under the previous accounting requirements. The table below presents information regarding our leases as of September 30, 2020.

(Dollars in thousands)	September 30, 2020
Leases:
Right-of-use lease asset	$2,691
Lease liability	$3,014
Weighted Average Remaining Lease Term	4.48
Weighted Average Discount Rate	2.96%

Lease expenses are recorded on a straight-line basis over the life of each lease. Lease expense and cash paid on leases are presented in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Leases:
Operating lease expense	$212	$212	$641	$611
Cash paid for operating leases	$234	$229	$714	$661

The following table sets forth, as of September 30, 2020, the future minimum lease cash payments under non-cancelable operating leases and a reconciliation of the undiscounted cash flows to the operating lease liability.

(Amounts in thousands)	Amount
Due in:
2020	$234
2021	953
2022	863
2023	327
2024	280
Thereafter	576
Total undiscounted future minimum lease cash payments	3,233
Present value adjustment	(219)
Lease liability	$3,014

Our election to utilize the practical expedients package did not result in the recognition of any additional leases, changes in lease terms, changes in classification or in the assessment of initial direct costs. ASC 842 was applied as a change in accounting principle and did not result in any adjustment to equity. The significant judgments made in applying the requirements in ASC Topic 842 are the determination of the incremental borrowing rate for the lease and determination of the length of the lease beyond non-cancellable periods. We used the borrowing rates available under our existing line of credit with the Federal Home Loan Bank of San Francisco for terms similar to the lease terms as our incremental borrowing rate. We recognize renewal periods beyond the non-cancellable term of the lease for periods when we are reasonably certain to exercise our option to extend the term of the lease.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. FAIR VALUES

The following tables present estimated fair values of our financial instruments as of September 30, 2020 and December 31, 2019, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The tables indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as bank-owned life insurance policies.

	Carrying	Fair Value Measurements Using
(Amounts in thousands)	Amounts	Level 1	Level 2	Level 3
September 30, 2020
Financial assets
Cash and cash equivalents	$127,883	$127,883	$—	$—
Securities available-for-sale	$337,032	$—	$337,032	$—
Net loans	$1,188,155	$—	$—	$1,205,297
Federal Home Loan Bank of San Francisco stock	$7,380	$7,380	$—	$—
Financial liabilities
Deposits	$1,518,131	$—	$1,519,635	$—
Term debts	$19,993	$—	$20,232	$—
Junior subordinated debenture	$10,310	$—	$9,783	$—

	Carrying	Fair Value Measurements Using
(Amounts in thousands)	Amounts	Level 1	Level 2	Level 3
December 31, 2019
Financial assets
Cash and cash equivalents	$80,604	$80,604	$—	$—
Securities available-for-sale	$286,950	$—	$286,950	$—
Net loans	$1,022,834	$—	$—	$1,025,520
Federal Home Loan Bank of San Francisco stock	$7,380	$7,380	$—	$—
Financial liabilities
Deposits	$1,267,171	$—	$1,267,153	$—
Term debt	$9,957	$—	$10,006	$—
Junior subordinated debenture	$10,310	$—	$13,471	$—

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table presents the quantitative information used to fair value our net loans at September 30, 2020.

Quantitative Information about Level 3 Fair Value Measurements
Unobservable Inputs	Range (Weighted Average)
Probability of Default (PD)	0%	-	100%	-	(2.54%)
Loss Given Default (LGD)	0%	-	77.42%	-	(15.93%)
Prepayment Rate	0%	-	34.47%	-	(17.95%)
Discount Rate	1%	-	10.4%	-	(3.99%)

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of September 30, 2020 and December 31, 2019.

(Amounts in thousands)	Fair Value at September 30, 2020
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$31,811	$—	$31,811	$—
Obligations of state and political subdivisions	91,863	—	91,863	—
Residential mortgage-backed securities and collateralized mortgage obligations	165,692	—	165,692	—
Commercial mortgage-backed securities	19,577	—	19,577	—
Other asset-backed securities	28,089	—	28,089	—
Total assets measured at fair value	$337,032	$—	$337,032	$—

(Amounts in thousands)	Fair Value at December 31, 2019
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$38,733	$—	$38,733	$—
Obligations of state and political subdivisions	42,098	—	42,098	—
Residential mortgage-backed securities and collateralized mortgage obligations	180,835	—	180,835	—
Corporate securities	2,966	—	2,966	—
Commercial mortgage-backed securities	19,307	—	19,307	—
Other asset-backed securities	3,011	—	3,011	—
Total assets measured at fair value	$286,950	$—	$286,950	$—

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2020 or the year ended December 31, 2019.

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
Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present information about our assets at September 30, 2020 and December 31, 2019 measured at fair value on a nonrecurring basis for which a nonrecurring fair value adjustment has been recorded during the reporting period. The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

	Fair Value at September 30, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Nonrecurring basis:
Collateral dependent impaired loans	$3,817	$—	$—	$3,817
Other real estate owned	8	—	—	8
Total assets measured at fair value	$3,825	$—	$—	$3,825

	Fair Value at December 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Nonrecurring basis:
Collateral dependent impaired loans	$33	$—	$—	$33
Other real estate owned	35	—	—	35
Total assets measured at fair value	$68	$—	$—	$68

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2020 and 2019 related to assets outstanding at September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Fair value adjustments:
Collateral dependent impaired loans	$353	$29	$498	$328
Other real estate owned	—	43	6	43
Total	$353	$72	$504	$371

During the nine months ended September 30, 2020, collateral dependent impaired loans with a carrying value of $4.3 million were written down to their estimated fair value of $3.8 million resulting in a $498 thousand adjustment to the ALLL.

During the nine months ended September 30, 2019, collateral dependent impaired loans with a carrying value of $10.5 million were written down to their estimated fair value of $10.2 million resulting in a $328 thousand adjustment to the ALLL.

During the nine months ended September 30, 2020, one loan with an aggregate carrying value of $14 thousand was written down to its estimated fair value of $8 thousand, resulting in a $6 thousand adjustment to the ALLL when the underlying property was transferred to OREO.

During the nine months ended September 30, 2019, two loans with an aggregate carrying value of $101 thousand were written down to their estimated fair value of $58 thousand, resulting in a $43 thousand adjustment to the ALLL when the underlying property was transferred to OREO.

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

The acquisition of Merchants constituted a business combination and was accounted for using the acquisition method of accounting. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. The Bank engaged third party specialists to assist in valuing certain assets, including investment securities, loans, real estate and the core deposit intangible that resulted from the acquisition. The acquisition was treated as a "reorganization" within the definition of section 368(a) of the Internal Revenue Code and is generally considered tax-free for U.S. federal income tax purposes.

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

Loans

We engaged a third party to assist us in determining the fair values for the loans acquired from Merchants based upon the present values of the expected cash flows and market-derived discount rates. There were no loans acquired with evidence of deterioration of credit quality since origination for which we believe it is probable that we will be unable to collect all contractually required payments receivable. A fair value discount of $2.3 million was recorded for loans acquired in conjunction with our acquisition of Merchants and is being accreted over the life of the loans as a yield adjustment. We recorded $233 thousand and $193 thousand in accretion of the discount for these loans during the three months ended September 30, 2020 and 2019, respectively. We recorded $612 thousand and $431 thousand in accretion of the discount for these loans during the nine months ended September 30, 2020 and 2019, respectively.

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

Core Deposit Intangible

We engaged an independent third party to assist us in determining the core deposit intangible asset of $4.4 million associated with non-maturity deposits acquired from Merchants. The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It was calculated as the present value of the difference in cash flows between maintaining the core deposits (interest and net maintenance costs) and the cost of an equal amount of funds with a similar term from an alternative source. The core deposit intangible is being amortized on a straight-line basis over an estimated eight-year life, and is evaluated annually for impairment. No impairment loss was recognized in 2020 or 2019. Core deposit intangible amortization from this acquisition is not deductible for tax purposes. We recorded amortization of the core deposit intangible totaling $136 thousand during the three months ended September 30, 2020 and 2019. We recorded amortization of the core deposit intangible totaling $408 thousand and $363 during the nine months ended September 30, 2020 and 2019, respectively. The future estimated amortization expense on the CDI from the Merchants acquisition at September 30, 2020 is as follows:

(Amounts in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Core deposit intangible amortization	$136	$544	$544	$544	$544	$1,134	$3,446

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

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
(Amounts in thousands)	2019	2019
Pro forma revenue and earnings:
Net interest income	$13,722	$40,416
Net income (1)	$4,642	$10,555

(1) Net income includes acquisition-related costs of ($113) thousand and $2.2 million of the three and nine months ended September 30, 2019, respectively.

It is impracticable to separately provide information regarding the amount of revenue and earnings from Merchants included in our Consolidated Statement of Income because the operations of Merchants were substantially comingled with the operations of the Company as of the acquisition date.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 11. GOODWILL AND OTHER INTANGIBLES

Goodwill and Other Intangibles, net consisted of the following at September 30, 2020 and December 31, 2019.

	September 30,	December 31,
(Amounts in thousands)	2020	2019
Goodwill and Other Intangibles:
Goodwill	$11,671	$11,671
Core deposit intangibles	6,125	6,125
Domain name	32	32
Accumulated amortization	(1,922)	(1,348)
Goodwill and other intangibles, net	$15,906	$16,480

Goodwill

Goodwill is a common byproduct of a business combination, and is calculated as the amount of consideration paid in excess of the fair value of the net assets acquired in a transaction. Goodwill is considered to have an indefinite life and is therefore not amortized. It is reviewed annually for impairment, or more frequently if required by circumstances known as triggering events. At September 30, 2020, goodwill totaled $11.7 million.

Events during 2020 have caused management to consider reviewing goodwill for impairment more frequently than on an annual basis. These events include deterioration in general economic conditions, decreased overall financial performance of the Company and a sustained decrease in the Company’s stock price.

The Company’s share price has traded below tangible book value for the entire second and third quarters of 2020 without interruption, a period we deemed to be sustained. We considered the sustained depressed price of our stock to be a triggering event that required us to evaluate if goodwill had been impaired on an interim basis.

After performing our qualitative assessment at September 30, 2020, we believe that it is more-likely-than-not that the fair value of our Bank (our only reporting unit) was more than the carrying amount and that a quantitative impairment test was unnecessary.

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

The following table sets forth, as of September 30, 2020, the total estimated future amortization of intangible assets:

(Amounts in thousands)	Amount
Amortization:
2020	$191
2021	766
2022	766
2023	766
2024	581
2025 and thereafter	1,133
Total	$4,203

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
●

Developments and changes in Federal and state laws and regulations, such as the recently enacted Coronavirus Aid Relief and Economic Security Act (“CARES Act”) addressing the economic effects of the COVID-19 pandemic and increased regulation of the banking industry through legislative action and revised rules and standards applied by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the California Department of Financial Protection and Innovation;

●	The economic effects of COVID-19 or similar pandemic diseases could adversely affect our future results of operations or the market price of our stock;
●	The effects of the COVID-19 pandemic could adversely affect our customers’ future results of operations;
●	Our inability to successfully manage our growth or implement our growth strategy;
●	Volatility in the capital or credit markets;
●	Our inability to transition from LIBOR to a substitute index;
●	Changes in the financial performance and/or condition of our borrowers;
●	Our concentration in real estate lending;
●	Changes in the cost and scope of insurance from the Federal Deposit Insurance Corporation and other third parties;
●	Changes in consumer spending, borrowing and savings habits;
●	Deterioration in the reputation of banks and the financial services industry could adversely affect the Company's ability to obtain and retain customers;
●	Changes in the level of our nonperforming assets and loan charge-offs;
●	Deterioration in values of real estate in California and the United States generally, both residential and commercial;
●	Possible other-than-temporary impairment of securities held by us;
●	Possible impairment of goodwill or core deposit intangibles;
●	Our inability to timely develop competitive new products and services and/or resistance to the acceptance of these products and services by new and existing customers;
●	The willingness of customers to substitute competitors’ products and services for our products and services;
●	Technological changes could expose us to new risks, including potential systems failures or fraud;
●

The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters;

●	The risks presented by public stock market volatility, which could adversely affect the market price of the Company's common stock and the ability to raise additional capital;
●	Our inability to attract deposits and other sources of liquidity at acceptable costs;
●	Changes in the competitive environment among financial and bank holding companies and other financial service providers, including Fintech companies;

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●	Consolidation in the financial services industry resulting in the creation of larger financial institutions that may have greater resources could change the competitive landscape;
●	The loss of critical personnel and the challenge of hiring qualified personnel at acceptable compensation levels;
●	Natural disasters, such as earthquakes, volcanic eruptions, tsunami, wildfires, droughts, floods, mudslides, hurricanes, tornados and other geologic processes;
●	Natural disasters outside California, could negatively impact our purchased loan portfolio or our third party loan servicers;
●	Unauthorized computer access, computer hacking, cyber-attacks, electronic fraudulent activity, attempted theft of financial assets, computer viruses, phishing schemes and other security problems;
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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2019 to September 30, 2020. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2020, compared to the same periods in 2019. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

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

We commenced banking operations in 1982 and grew organically to four branches before purchasing five Bank of America branches in 2016. With our 2019 acquisition of Merchants Holding Company, we now operate ten full service facilities and one limited service facility in northern California. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. We provide a wide range of financial services and products for business and retail customers which are competitive with those traditionally offered by banks of similar size in California. As of September 30, 2020 and December 31, 2019, we operated under one primary business segment: Community Banking.

Our principal executive office is located at 555 Capitol Mall Suite 1255, Sacramento, California 95814 and the telephone number is (800) 421-2575.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Significant items for the first nine months of 2020:

●	$5.3 million provision for loan and lease losses.
●	$1.1 million in non-recurring costs associated with the termination of a technology management services contract and a previously disclosed severance agreement.
●	$163.5 million in loans funded through September 30, 2020 under the SBA’s Paycheck Protection Program (“PPP”) (606 loans).
●	1,409,499 shares of common stock repurchased.
●	COVID-19 loan deferrals totaled $38.6 million at September 30, 2020. Loans totaling $82.5 million with COVID-19 related payment deferrals at June 30, 2020 have resumed making payments.

Financial highlights for the third quarter of 2020 compared to the same quarter a year ago:

Performance

●

Net income of $4.3 million was a decrease of $313 thousand (7%) from $4.6 million earned during the same period in the prior year. Earnings of $0.26 per share – diluted was unchanged from the same period in the prior year and reflects the impact of the following:

o	1.5 million shares of common stock repurchased between October of 2019 and April of 2020.
o	$1.1 million provision for loan and lease losses for the current quarter compared to no provision for the same period in the prior year.
●	Net interest income increased $408 thousand (3%) to $14.1 million compared to $13.7 million for the same period in the prior year.
●	Net interest margin declined to 3.51% compared to 4.00% for the same period in the prior year.
●	Return on average assets decreased to 1.01% compared to 1.26% for the same period in the prior year.
●	Return on average equity decreased to 10.05% compared to 10.86% for the same period in the prior year.
●	Average loans totaled $1.209 billion, an increase of $180 million (17%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.601 billion, an increase of $241 million (18%) compared to average earning assets for the same period in the prior year.
●	Average deposits totaled $1.485 billion, an increase of $231 million (18%) compared to average deposits for the same period in the prior year.
o	Average non-maturing deposits totaled $1.345 billion, an increase of $248 million (23%) compared to the same period in the prior year.
o	Average certificates of deposit totaled $139.8 million, a decrease of $17.9 million (11%) compared to same period in the prior year.
●	The Company’s efficiency ratio was 54.8% compared to 56.4% during the same period in the prior year.
●	Book value per common share was $10.32 at September 30, 2020 compared to $9.42 at September 30, 2019.
●	Tangible book value per common share was $9.38 at September 30, 2020 compared to $8.51 at September 30, 2019.

Credit Quality

●

Nonperforming assets at September 30, 2020 totaled $8.1 million or 0.47% of total assets, a decrease of $4.7 million (37%) since September 30, 2019. The decrease in nonperforming assets results from one $10.9 million commercial real estate loan which was placed in nonaccrual status in the first quarter of 2019 and sold in the fourth quarter of 2019.

●

Net loan charge-offs were $316 thousand in the third quarter of 2020 compared with net loan recoveries of $160 thousand for the same quarter a year ago. Net loan charge-offs during the current quarter were primarily related to the unguaranteed portion of two commercial loans that are partially guaranteed under the California Capital Access Program for Small Business.

Financial highlights for the first nine months of 2020 compared to the same period a year ago:

Performance

●

Net income of $9.1 million was a decrease of $1.5 million (14%) from $10.6 million earned during the same period in the prior year. Earnings of $0.53 per share – diluted was a decrease of $0.06 (10%) per share from $0.59 per share – diluted earned during the same period in the prior year and reflects the impact of the following:

o	1.5 million shares of common stock repurchased between October of 2019 and April of 2020.
o	$5.3 million provision for loan and lease losses for the nine months ended September 30, 2020 compared to no provision for the same period in the prior year.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

o	$1.1 million in non-recurring costs for the first quarter of 2020 associated with the termination of a technology management services contract and a previously announced severance agreement.
o

$2.7 million in non-recurring costs recorded during the nine months ended September 30, 2019 associated with our January 31, 2019 acquisition of Merchants National Bank of Sacramento and the name change of our subsidiary bank.

●	Net interest income increased $678 thousand (2%) to $40.9 million compared to $40.2 million for the same period in the prior year.
●	Net interest margin declined to 3.66% compared to 3.98% for the same period in the prior year.
●	Return on average assets decreased to 0.76% compared to 0.98% for the same period in the prior year.
●	Return on average equity decreased to 7.14% compared to 8.74% for the same period in the prior year.
●	Average loans totaled $1.142 billion, an increase of $124 million (12%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.493 billion, an increase of $143 million (11%) compared to the same period in the prior year.
●	Average deposits totaled $1.379 billion, an increase of $147 million (12%) compared to the same period in the prior year.
o	Average non-maturing deposits totaled $1.236 billion, an increase of $167 million (16%) compared to the same period in the prior year.
o	Average certificates of deposit totaled $143.3 million, a decrease of $19.7 million (12%) compared to the same period in the prior year.
●	The Company’s efficiency ratio was 60.2% compared to 66.5% for the same period in the prior year.
o	The Company’s efficiency ratio of 60.2% for the first nine months of 2020 included $1.1 million in non-recurring costs. The efficiency ratio excluding these costs was 57.7%.
o	The Company’s efficiency ratio of 66.5% for the first nine months of 2019 includes $2.7 million in non-recurring costs. The efficiency ratio excluding these non-recurring costs was 60.3%.
●	Book value per common share was $10.32 at September 30, 2020 compared to $9.62 at December 31, 2019.
●	Tangible book value per common share was $9.38 at September 30, 2020 compared to $8.71 at December 31, 2019.

Credit Quality

●

Nonperforming assets at September 30, 2020 totaled $8.1 million or 0.47% of total assets, an increase of $2.5 million (36% annualized) since December 31, 2019. The increase in nonperforming assets results from four loans that were placed in nonaccrual status during the nine months ended September 30, 2020.

●	Net loan charge-offs were $608 thousand in the first nine months of 2020 compared with net loan charge-offs of $7 thousand for the same period in the prior year.

Impacts of COVID-19:

In response to challenges created by the COVID-19 pandemic, we are addressing those things which are within our control including the following.

●

All of our branch offices remain open, although they are operating under a reduced schedule. Our pandemic response team is continuing to modify and enhance our workforce and customer protection as additional information or requirements are promulgated by the state of California.

●	At September 30, 2020, our workforce totaled 211 employees of which 107 are working remotely.
●	Through September 30, 2020, we have funded 606 loans totaling $163.5 million for the PPP.
●

The growth in our assets resulting from the PPP has impacted our Tier 1 Leverage capital ratio as we have not utilized the liquidity available to us from the Federal Reserve’s PPP Liquidity Facility and its associated beneficial capital treatment. Substantially all of the loans were made to existing customers and were funded under the two-year PPP loan program.

●

We have experienced a significant increase in deposit balances as all PPP loan funds were deposited into customer accounts at our Bank and as a result of customer behavior which is focused on cash accumulation.

●	At September 30, 2020, we have approved short-term loan payment deferrals on 107 loans totaling $38.6 million. Most of these deferrals expire during the fourth quarter of 2020.
●	For the six-month period from April through September, the SBA has made principal and interest payments on all our SBA 7(a) loans. Borrowers will resume responsibility for their payments in October.
●	Organic loan growth has been slowed as we maintain credit underwriting discipline in light of the current economic environment.
●	After considering qualitative factors, management determined that the Company’s goodwill was not impaired at September 30, 2020.

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

SOURCES OF INCOME

Net Interest Income

We derive our income primarily from net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income is impacted by many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. Aside from changes in market interest rates, the current net interest margin will be affected by the following:

●	The majority of our loans are fixed rate loans or variable rate loans that are already at their floor rate. This has mitigated the impact of declining interest rates on loan yields during 2020. The yield on loans, exclusive of PPP loans, has declined only four basis points from 4.80% during the first quarter of 2020 to 4.76% during the third quarter.
●	We have funded PPP loans totaling $163.5 million which bear an interest rate of 1.00%. The yield on PPP loans is highly dependent on fees earned over the 24-month duration of the loans. For the three and nine months ended September 30, 2020, the average yield for PPP loans was 2.31% and 2.38%, respectively, including $538 thousand and $1.0 million, respectively, in fees earned on loans. At September 30, 2020, $3.3 million in unamortized fee income remains to be earned over the remaining contractual term of the loans. If the PPP loans are forgiven and repaid before the end of the 24-month loan term, we will accelerate the recognition the unamortized loan fee, which will increase the average yield on PPP loans for the quarter of forgiveness.
●	The impact of declining interest rates has been more immediate on our investment portfolio and out interest-bearing deposits in other banks. Much of our investment portfolio is collateralized by residential and commercial real estate mortgages. The rapid decline interest rates earlier in the year facilitated the refinance of many of these mortgages which accelerated bond repayments and accelerated amortization of bond premiums, lowering yields. Additionally, the cash flows from the investment portfolio were reinvested at substantially lower yields. Yield on taxable securities declined from 2.68% in the first quarter of 2020 to 2.24% in the third quarter of 2020.
●

During the first nine months of 2020, in response to the economic effects of the COVID-19 pandemic, the Federal Reserve cut its interest rates by 150 to 175 basis points. Our average yield on interest bearing deposits in other banks decreased 195 basis points for the current quarter compared to the same quarter a year ago. We have also experienced significant increased deposit balances due to PPP loan program disbursements and changes in customer behavior. If we can invest this excess liquidity into loans or our investment portfolio, we will enhance our net interest margin and net interest income.

●

Cash flows from our loan and investment portfolio are being reinvested in the current market at significantly lower rates. Recent bond purchases have centered on longer duration investments such as longer maturity municipal bonds and lower coupon mortgage backed securities.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When market interest rates begin to increase in the future, we anticipate that our interest rate risk position will be neutral to moderately liability sensitive.

The low interest rate environment combined with excess liquidity from increased deposits that is being invested in lower yielding assets has contributed to reducing our net interest margin. Because many of our liabilities are already priced near historic lows with little room for further reductions, when interest rates decline, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. This is particularly true given the large inflow of deposits we have experienced requiring funds to be invested at lower yields, providing further downward pressure on our net interest margin. We assess our interest rate risk by estimating the effect of interest rate changes on our earnings under various simulated scenarios. The scenarios differ based on assumptions including the direction, magnitude and speed of interest rate changes, and the slope of the yield curve.

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

The following table summarizes as of September 30, 2020, when loans are projected to reprice by year and by rate index.

						Years 6
						Through	Beyond
(Amounts in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 10	Year 10	Total
Rate Index:
Fixed	$151,140	$112,246	$80,366	$31,253	$28,809	$163,536	$22,862	$590,212
Variable:
Prime	84,620	4,712	7,187	6,788	7,724	1,412	—	112,443
5 Year Treasury	46,749	60,366	87,327	66,646	105,976	48,013	—	415,077
7 Year Treasury	3,252	609	4,764	5,631	368	13,560	—	28,184
1 Year LIBOR	21,748	—	—	—	—	—	—	21,748
Other Indexes	5,627	1,668	2,030	1,443	7,314	10,278	906	29,266
Total variable	161,996	67,355	101,308	80,508	121,382	73,263	906	606,718

Nonaccrual	2,109	1,026	994	695	498	2,015	761	8,098
Total	$315,245	$180,627	$182,668	$112,456	$150,689	$238,814	$24,529	$1,205,028

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For variable rate loans, the following table summarizes those that are at or above their floor rate, and those that do not possess a contractual floor rate.

	At September 30, 2020
	Loans At	Loans Above
(Amounts in thousands)	Floor Rate	Floor Rate	Total
Variable rate loans with contractual floor rates:
Prime	$58,674	$4,977	$63,651
5 year Treasury	339,407	47,132	386,539
7 Year Treasury	28,184	—	28,184
1 Year LIBOR	—	726	726
Other Indexes	15,141	1,260	16,401
	$441,406	$54,095	495,501

Variable rate loans without contractual floor rates:
Prime			48,792
5 year Treasury			28,538
1 Year LIBOR			21,022
Other Indexes			12,865
			111,217

Total accruing variable rate loans			$606,718

Nonaccrual			8,098
Total variable rate loans			$614,816

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Third Quarter of 2020 Compared With Third Quarter of 2019

Net income for the third quarter of 2020 decreased $313 thousand compared to the third quarter of 2019. In the current quarter, net interest income was $408 thousand higher, noninterest income was $183 thousand higher and income taxes were $286 thousand lower. These changes were partially offset by a provision for loan and lease losses that was $1.1 million higher and noninterest expense that was $90 thousand higher.

First Nine Months of 2020 Compared With First Nine Months of 2019

Net income for the first nine months of 2020 decreased $1.5 million compared to the first nine months of 2019. In the current year, net interest income was $678 thousand higher, noninterest expense was $2.4 million lower and income taxes were $808 thousand lower. These changes were partially offset by a provision for loan and leases losses that was $5.3 million higher and noninterest income that was $127 thousand lower.

Return on Average Assets and Return on Average Equity

The following table presents the return on average assets and return on average equity for the three and nine months ended September 30, 2020 and 2019. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Return on average assets	1.01%	1.26%	0.76%	0.98%
Return on average equity	10.05%	10.86%	7.14%	8.74%

NET INTEREST INCOME AND NET INTEREST MARGIN

During the 2020, in response to the economic effects of the COVID-19 pandemic, the Federal Reserve cut interest rates by 150 to 175 basis points which contributed to a decrease in our net interest margin.

For the three months ended September 30, 2020 compared to the same period a year ago, net interest income increased $408 thousand.

Interest income for the third quarter of 2020 increased $17 thousand or less than 1% to $15.2 million.

●

Interest and fees on loans increased $435 thousand due to a $179.7 million increase in average loan balances partially offset by a 59 basis point decrease in the average yield on the loan portfolio. Much of the 59 basis point decrease was caused by PPP loans which yielded only 2.31%. The yield on loans exclusive of PPP loans declined 26 basis points.

●	Interest on investment securities decreased $139 thousand due to a 41 basis point decrease in average yield partially offset by a $25.2 million increase in average securities balances.
●

Interest on interest-bearing deposits due from banks decreased $279 thousand due to a 195 basis point decrease in average yield that was partially offset by a $36.4 million increase in average interest-bearing deposit balances.

Interest expense for the third quarter of 2020 decreased $391 thousand or 26% to $1.1 million.

●

Interest expense on interest-bearing deposits decreased $336 thousand. Average interest-bearing demand and savings deposit balances increased $122.8 million, while average certificate of deposit balances decreased $17.9 million. The average rate paid on interest-bearing deposits decreased 20 basis points.

●

Average FHLB borrowings were $10.0 million in the current quarter. The borrowings bear no interest under a program offered by the FHLB during the second quarter of 2020 in response to COVID-19 liquidity concerns. There were no borrowings during the same period a year ago.

●	Interest expense on other term debt decreased $1 thousand. The average rate paid on other term debt increased three basis points.
●	Interest expense on junior subordinated debentures decreased $56 thousand. The average rate paid on junior subordinated debentures decreased 215 basis points.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended September 30, 2020 compared to the same period a year ago, net interest income increased $678 thousand.

Interest income for the first nine months of 2020 decreased $195 thousand or less than 1% to $44.6 million.

●

Interest and fees on loans increased $1.1 million due to a $124.4 million increase in average loan balances partially offset by a 42 basis point decrease in the average yield on the loan portfolio. Much of the 42 basis point decrease was caused by PPP loans which yielded only 2.38%. The yield on loans exclusive of PPP loans declined 21 basis points.

●	Interest on investment securities decreased $746 thousand due to an $8.4 million decrease in average securities balances and a 27 basis point decrease in average yield on the securities portfolio.
●

Interest on interest-bearing deposits due from banks decreased $568 thousand, a $26.8 million increase in average interest-bearing deposit balances was offset by a 191 basis point decrease in average yield.

Interest expense for the first nine months of 2020 decreased $873 thousand or 19% to $3.7 million.

●

Interest expense on interest-bearing deposits decreased $432 thousand. Average interest-bearing demand and savings deposit balances increased $74.4 million, while average certificate of deposit balances decreased $19.7 million. The average rate paid on interest-bearing deposits decreased ten basis points.

●

Interest expense on FHLB borrowings decreased $242 thousand. Average FHLB borrowings were $8.8 million for the first nine months of 2020 compared to $12.9 million for the same period a year ago. The average rate paid on FHLB borrowings decreased 248 basis points. The decrease in the average rate paid on FHLB borrowings is primarily due to borrowings in the current period that bear no interest under a program offered by the FHLB during the second quarter of 2020 in response to COVID-19 liquidity concerns.

●	Interest expense on other term debt decreased $71 thousand. During the second quarter of 2019, we completed the early repayment of our variable rate senior debt.
●	Interest expense on junior subordinated debentures decreased $128 thousand. The average rate paid on junior subordinated debentures decreased 166 basis points.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Earned/Paid

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Average			Average
(Dollars in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Loans, net of PPP (2)	$1,046,187	$12,499	4.75%	$1,029,534	$13,013	5.01%
PPP loans	163,090	949	2.31%	—	—	—%
Taxable securities	228,045	1,284	2.24%	238,601	1,609	2.68%
Tax-exempt securities (3)	68,766	457	2.64%	32,974	271	3.26%
Interest-bearing deposits in other banks	95,348	29	0.12%	58,897	308	2.07%
Average interest-earning assets	1,601,436	15,218	3.78%	1,360,006	15,201	4.43%
Cash and due from banks	23,381			23,822
Premises and equipment, net	15,365			15,922
Goodwill	11,671			11,686
Other intangibles, net	4,318			5,083
Other assets	47,945			45,925
Average total assets	$1,704,116			$1,462,444

Interest-bearing liabilities:
Demand - interest-bearing	$279,744	71	0.10%	$243,553	117	0.19%
Money market	387,995	289	0.30%	309,188	451	0.58%
Savings	146,074	74	0.20%	138,296	131	0.38%
Certificates of deposit	139,757	420	1.20%	157,620	491	1.24%
Federal Home Loan Bank of San Francisco borrowings	10,000	—	—%	—	—	—%
Other borrowings	9,988	184	7.33%	9,942	183	7.30%
Junior subordinated debentures	10,310	50	1.93%	10,310	106	4.08%
Average interest-bearing liabilities	983,868	1,088	0.44%	868,909	1,479	0.68%
Noninterest-bearing demand	531,459			405,853
Other liabilities	17,356			18,074
Shareholders’ equity	171,433			169,608
Average liabilities and shareholders’ equity	$1,704,116			$1,462,444
Net interest income and net interest margin (4)		$14,130	3.51%		$13,722	4.00%

(1)Interest income on loans includes deferred fees and costs of approximately $240 thousand and $161 thousand for the three months ended September 30, 2020 and 2019, respectively. Interest income on PPP loans includes $538 thousand of fee income for the three months ended September 30, 2020.

(2) Loans, net of PPP includes average nonaccrual loans of $6.6 million and $13.2 million for the three months ended September 30, 2020 and 2019, respectively.
(3) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income for the three months ended September 30, 2020 and 2019 included $233 thousand and $193 thousand, respectively, in accretion of the discount on the loans acquired from Merchants Holding Company, which improved the net interest margin by 7 basis points. PPP loans decreased the net interest margin by 14 basis points.

(5) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively, and annualizing the result.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Average			Average
(Dollars in thousands)	Balance	Interest(1)	Yield/ Rate(5)	Balance	Interest(1)	Yield/ Rate(5)
Interest-earning assets:
Loans, net of PPP (2)	$1,042,685	$37,248	4.77%	$1,017,127	$37,891	4.98%
PPP loans	98,857	1,762	2.38%	—	—	—%
Taxable securities	225,558	4,195	2.48%	247,139	5,106	2.76%
Tax-exempt securities (3)	54,112	1,151	2.84%	40,912	986	3.22%
Interest-bearing deposits in other banks	71,749	204	0.38%	44,995	772	2.29%
Average interest-earning assets	1,492,961	44,560	3.99%	1,350,173	44,755	4.43%
Cash and due from banks	22,314			22,375
Premises and equipment, net	15,514			15,445
Goodwill	11,671			10,450
Other intangibles, net	4,508			4,780
Other assets	48,418			43,253
Average total assets	$1,595,386			$1,446,476

Interest-bearing liabilities:
Demand - interest-bearing	$258,420	256	0.13%	$241,924	372	0.21%
Money market	353,775	1,009	0.38%	299,694	1,120	0.50%
Savings	140,048	287	2.27%	136,254	365	0.36%
Certificates of deposit	143,305	1,351	1.26%	163,020	1,478	1.21%
Federal Home Loan Bank of San Francisco borrowings	8,759	5	0.08%	12,894	247	2.56%
Other borrowings	9,976	552	7.39%	11,213	623	7.43%
Junior subordinated debentures	10,310	201	2.60%	10,310	329	4.27%
Average interest-bearing liabilities	924,593	3,661	0.53%	875,309	4,534	0.69%
Noninterest-bearing demand	483,490			391,208
Other liabilities	17,102			17,927
Shareholders’ equity	170,201			162,032
Average liabilities and shareholders’ equity	$1,595,386			$1,446,476
Net interest income and net interest margin (4)		$40,899	3.66%		$40,221	3.98%

(1)Interest income on loans includes deferred fees and costs of approximately $636 thousand and $433 thousand for the nine months ended September 30, 2020 and 2019, respectively. Interest income on PPP loans included $1.0 million of fee income for the nine months ended September 30, 2020.

(2) Loans, net of PPP includes average nonaccrual loans of $5.8 million and $11.8 million for the nine months ended September 30, 2020 and 2019, respectively.
(3) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income for the nine months ended September 30, 2020 and 2019 included $612 thousand and $431 thousand in accretion of the discount on the loans acquired from Merchants Holding Company, which improved the net interest margin by 7 and 6 basis points, respectively. PPP loans decreased the net interest margin by 9 basis points.

(5) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively, and annualizing the result.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following tables set forth a summary of the changes in net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three and nine months ended September 30, 2020 and 2019. Changes in interest income and expense, which are not specifically attributable specifically to either volume or rate, are allocated proportionately between both variances. Interest income and yields on tax-exempt securities are presented on a nominal basis; and not on a tax equivalent basis.

	Three Months Ended September 30, 2020 Over Three Months Ended September 30, 2019
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Loans, net of PPP	$441	$(955)	$(514)
PPP loans	949	—	949
Taxable securities	(69)	(256)	(325)
Tax-exempt securities (1)	226	(40)	186
Interest-bearing deposits in other banks	532	(811)	(279)
Total increase (decrease)	2,079	(2,062)	17

Increase (decrease) in interest expense:
Demand - interest-bearing	21	(67)	(46)
Money market	175	(337)	(162)
Savings	8	(65)	(57)
Certificates of deposit	(54)	(17)	(71)
Other borrowings	1	—	1
Junior subordinated debentures	—	(56)	(56)
Total increase (decrease)	151	(542)	(391)
Net increase (decrease)	$1,928	$(1,520)	$408

(1) Interest income on tax-exempt securities is not presented on a tax equivalent basis.

	Nine Months Ended September 30, 2020 Over Nine Months Ended September 30, 2019
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Loans, net of PPP	$1,693	$(2,336)	$(643)
PPP loans	1,762	—	1,762
Taxable securities	(426)	(485)	(911)
Tax-exempt securities (1)	259	(94)	165
Interest-bearing deposits in other banks	1,413	(1,981)	(568)
Total increase (decrease)	4,701	(4,896)	(195)

Increase (decrease) in interest expense:
Demand - interest-bearing	28	(144)	(116)
Money market	356	(467)	(111)
Savings	10	(88)	(78)
Certificates of deposit	(190)	63	(127)
Federal Home Loan Bank of San Francisco borrowings	(60)	(182)	(242)
Other borrowings	(68)	(3)	(71)
Junior subordinated debentures	—	(128)	(128)
Total increase (decrease)	76	(949)	(873)
Net increase (decrease)	$4,625	$(3,947)	$678

(1) Interest income on tax-exempt securities is not presented on a tax equivalent basis.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN AND LEASE LOSSES

We recorded a provision for loan and lease losses of $5.3 million for the first nine months of 2020. There was no provision for loan and lease losses in the first nine months of 2019. A detailed discussion of our provision is provided later in this filing under the heading “Allowance for Loan and Lease Losses”. Also, see Note 4 Loans in the Notes to Consolidated Financial Statements for further information.

NONINTEREST INCOME

The following table presents the key components of noninterest income for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$142	$177	$(35)	(20)%	$463	$532	$(69)	(13)%
ATM and point of sale fees	297	293	4	1%	828	876	(48)	(5)%
Payroll and benefit processing fees	152	158	(6)	(4)%	465	486	(21)	(4)%
Life insurance	125	126	(1)	(1)%	396	410	(14)	(3)%
Gain on sales of investment securities, net	258	12	246	2,050%	482	137	345	252%
Federal Home Loan Bank of San Francisco dividends	109	131	(22)	(17)%	275	376	(101)	(27)%
(Loss) gain on sale of OREO	—	—	—	—%	(23)	41	(64)	(156)%
Loss on disposal of equipment	—	—	—	—%	(132)	—	(132)	(100)%
Other	106	109	(3)	(3)%	282	305	(23)	(8)%
Total noninterest income	$1,189	$1,006	$183	18%	$3,036	$3,163	$(127)	(4)%

Service charges and fee income have decreased for the three and nine months ended September 30, 2020 when compared to the same periods a year ago due to changes in customer behavior in response to the COVID-19 pandemic. Customers are maintaining higher deposit balances, avoiding service and overdraft charges, and are conducting fewer ATM and point of sale transactions.

The decrease in Federal Home Loan Bank of San Francisco dividends for the three and nine months ended September 30, 2020 is due to a reduction in the dividend rate paid compared to the same periods a year ago.

During the first quarter of 2020, we recorded a loss on disposal of ATM equipment from closure of two offsite locations.

NONINTEREST EXPENSE

The following table presents the key components of noninterest expense for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Noninterest expense:
Salaries & related benefits	$5,587	$5,407	$180	3%	$18,088	$17,141	$947	6%
Loan origination costs	(461)	(402)	(59)	(15)%	(2,110)	(1,261)	(849)	(67)%
Premises & equipment	951	933	18	2%	2,631	2,836	(205)	(7)%
FDIC insurance premium	101	(104)	205	197%	227	91	136	149%
Data processing fees	581	582	(1)	(0)%	1,697	1,796	(99)	(6)%
Professional services	342	392	(50)	(13)%	1,145	1,230	(85)	(7)%
Telecommunications	157	194	(37)	(19)%	484	547	(63)	(12)%
Acquisition and merger	—	(113)	113	100%	—	2,193	(2,193)	(100)%
Other	1,132	1,411	(279)	(20)%	4,281	4,261	20	0%
Total noninterest expense	$8,390	$8,300	$90	1%	$26,443	$28,834	$(2,391)	(8)%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter of 2020 Compared With The Third Quarter of 2019

Noninterest expense for the three months ended September 30, 2020 increased $90 thousand compared to the same period in the previous year. The increase in FDIC premiums was due to a $193 thousand Small Bank Assessments Credit from the FDIC recorded during the three months ended September 30, 2019 that did not recur in the current year. The decrease in other noninterest expense includes a $100 thousand provision for unfunded commitments during the third quarter of the prior year that did not recur in the current year.

The Company’s efficiency ratio was 54.8% for the third quarter of 2020. The ratio during the same period in 2019 was 56.4%.

First Nine Months of 2020 Compared With The First Nine Months of 2019

Noninterest expense for the nine months ended September 30, 2020 decreased $2.4 million compared to the same period in the previous year. Decreases in noninterest expense included the following items:

●	$849 thousand increase in deferred loan origination cost benefit for the nine months ended September 30, 2020 compared to the same period in the previous year, primarily from PPP loan originations.
●	$2.2 million in non-recurring costs recorded during the nine months ended September 30, 2019 associated with the acquisition of Merchants.
●	$501 thousand in non-recurring costs recorded during the nine months ended September 30, 2019 associated with the name change of our subsidiary bank.

The decreases in noninterest expense were partially offset by the following increases:

●	$414 thousand in non-recurring costs from a previously disclosed severance agreement during the nine months ended September 30, 2020.
●	$700 thousand in non-recurring costs related to the termination of a technology management services contract during the nine months ended September 30, 2020.
●

$175 thousand increase in vacation accrual costs for the nine months ended September 30, 2020 compared to the same period in the previous year. Our employees have used less of their vacation benefits in the current year due to travel restrictions imposed in response to the COVID-19 pandemic.

●	$143 thousand increase in health insurance premiums for the nine months ended September 30, 2020 compared to the same period in the previous year resulting from rate increases.

The Company’s efficiency ratio was 60.2% for the first nine months of 2020 (57.7% excluding $1.1 million of non-recurring costs). The ratio during the same period in 2019 was 66.5% (60.3% excluding $2.7 million of non-recurring costs).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Income Taxes:
Income before provision for income taxes	$5,829	$6,428	$12,242	$14,550
Provision for income taxes	$1,500	$1,786	$3,150	$3,958
Effective tax rate	25.7%	27.8%	25.7%	27.2%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2020, we had total consolidated assets of $1.740 billion, gross loans of $1.206 billion, allowance for loan and lease losses (“ALLL”) of $17 million, total deposits of $1.518 billion, and shareholders’ equity of $173 million.

We maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $22.9 million and we also held interest-bearing deposits in the amount of $105.0 million.

Available-for-sale investment securities totaled $337.0 million at September 30, 2020, compared to $287.0 million at December 31, 2019. During the first nine months of 2020, we purchased securities with a par value of $154.3 million. During the first nine months of 2020, we sold securities with a par value of $54.2 million resulting in $482 thousand in net realized gains. During the nine months ended September 30, 2020, we also received $61.1 million in proceeds from principal payments, calls and maturities within the available-for-sale securities portfolio.

At September 30, 2020, our net unrealized gains on available-for-sale investment securities were $10.4 million compared to net unrealized gains of $3.7 million at December 31, 2019. The change in net unrealized gains during the nine months ended September 30, 2020 was driven by significant declines in market interest rates.

We recorded gross loan balances of $1.206 billion at September 30, 2020, compared to $1.033 billion at December 31, 2019, an increase of $173 million. The increase in gross loans occurred primarily from loans originated from the PPP.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, increased by $2.5 million to $8.1 million, or 0.67% of gross loans (0.78% of gross loans excluding PPP loans), as of September 30, 2020, compared to $5.6 million, or 0.54% of gross loans as of December 31, 2019. The increase was due to two commercial loans totaling $1.4 million and two commercial real estate loans totaling $1.7 million that were placed in nonaccrual status during the nine months ended September 30, 2020.

Past due loans as of September 30, 2020 decreased $542 thousand to $4.4 million, compared to $4.9 million as of December 31, 2019. We believe that credit grading for past due loans appropriately reflects the risk associated with those loans.

The ALLL at September 30, 2020 increased $4.7 million to $16.9 million compared to $12.2 million at December 31, 2019. At September 30, 2020, relying on our ALLL methodology, which uses criteria such as credit grading and historical loss rates, and qualitative factors we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could result in additional charges to the provision for loan and lease losses. A detailed discussion of the ALLL is provided later in this document under the heading “Allowance for Loan and Lease Losses”. Also, see Note 4 Loans in the Notes to Consolidated Financial Statements for further information on the ALLL and the loan portfolio.

Premises and equipment totaled $15.2 million at September 30, 2020, a decrease of $696 thousand compared to $15.9 million at December 31, 2019.

Our OREO balance at September 30, 2020 was $8 thousand compared to $35 thousand in OREO properties at December 31, 2019. For the nine months ended September 30, 2020, we transferred into OREO one foreclosed property in the amount of $8 thousand and sold one property out of OREO with a balance of $35 thousand for a net loss of $23 thousand.

Bank-owned life insurance increased $385 thousand during the nine months ended September 30, 2020 to $24.1 million compared to $23.7 million at December 31, 2019.

Goodwill and other intangible assets, net totaled $15.9 million at September 30, 2020, a decrease of $574 thousand compared to $16.5 million at December 31, 2019 due to amortization of core deposit intangibles. After considering qualitative factors, management determined that the Company’s goodwill was not impaired at September 30, 2020. A detailed discussion of our impairment analysis is presented below under the heading “Goodwill and Other Intangible Assets”.

Other assets, which include the Bank’s investment qualified zone academy bonds, Federal Home Loan Bank of San Francisco stock, right-of-use lease asset and low-income housing tax credit partnerships totaled $29.0 million at September 30, 2020 compared to $28.6 million at December 31, 2019. The increase included one new $1.0 million low income housing tax credit investment.

Total deposits at September 30, 2020, increased $251 million or 26% annualized to $1.518 billion compared to $1.267 billion at December 31, 2019.

●

Total non-maturing deposits increased $261.8 million or 31% annualized compared to December 31, 2019. The increase in non-maturing deposits was due to PPP loan program disbursements and changes in customer behavior, which is focused on cash accumulation.

●

Certificates of deposit decreased $10.9 million or 10% annualized compared to December 31, 2019. The decrease in certificates of deposits reflects our decision to reduce our reliance on public deposits and depositor’s reaction to the recent substantial decline in interest rates.

Other liabilities, which include the Bank’s supplemental executive retirement plan, deferred director compensation, operating leases and the funding obligation for investments in qualified affordable housing partnerships, increased $404 thousand to $18.1 million as of September 30, 2020 compared to $17.7 million at December 31, 2019.

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

The carrying value of our available-for-sale investment securities totaled $337.0 million at September 30, 2020, compared to $287.0 million at December 31, 2019. During the third quarter of 2020, we continued the deployment of excess cash into investment securities as deposits continued to grow. Investment purchases were comprised primarily of longer duration municipal bonds and lower coupon mortgage backed securities. During the nine months ended September 30, 2020, we purchased securities with a par value of $154.3 million and weighted average yield of 2.01% (2.47% tax equivalent) and sold securities with a par value of $54.2 million and weighted average yield of 2.21% (2.32% tax equivalent).

The following table presents the available-for-sale investment securities portfolio at fair value by classification and major type as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
(Amounts in thousands)	2020	2019
Available-for-sale securities:
U.S. government & agencies	$31,811	$38,733
Obligations of state and political subdivisions	91,863	42,098
Residential mortgage-backed securities and collateralized mortgage obligations	165,692	180,835
Corporate securities	—	2,966
Commercial mortgage-backed securities	19,577	19,307
Other asset-backed securities	28,089	3,011
Total	$337,032	$286,950

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents information regarding the amortized cost, and maturity structure of the investment portfolio at September 30, 2020.

			Maturities		Maturities
	Maturities		Over One Through		Over Five Through		Maturities
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$40	2.88%	$331	2.43%	$18,076	2.31%	$12,495	2.33%	$30,942	2.32%
Obligations of state and political subdivisions	453	3.29%	8,991	3.78%	12,183	2.73%	66,001	2.49%	87,628	2.66%
Residential mortgage-backed securities and collateralized mortgage obligations	21,764	1.65%	99,594	2.53%	15,821	1.87%	24,166	1.73%	161,345	2.23%
Commercial mortgage-backed securities	—	—%	1,746	2.48%	4,007	2.57%	13,167	2.22%	18,920	2.32%
Other asset-backed securities	—	—%	—	—%	—	—%	27,799	1.74%	27,799	1.74%
Total	$22,257	1.68%	$110,662	2.63%	$50,087	2.29%	$143,628	2.18%	$326,634	2.31%

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

The following table presents the composition of the loan portfolio as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	%	Amount	%
Loan Portfolio:
Commercial	$121,025	10%	$141,197	14%
Paycheck protection program	163,493	14	—	—
Commercial real estate:
Construction and land development	40,289	3	26,830	3
Non-owner occupied	538,079	45	493,920	48
Owner occupied	210,455	17	218,833	21
Residential real estate:
ITIN	30,071	2	33,039	3
1-4 family mortgage	57,867	5	63,661	6
Equity lines	20,296	2	22,099	2
Consumer and other	24,490	2	33,324	3
Gross loans	1,206,065	100%	1,032,903	100%
Deferred loan (fees) and costs	(1,037)		2,162
Loans, net of deferred fees and costs	1,205,028		1,035,065
Allowance for loan and lease losses	(16,873)		(12,231)
Net loans	$1,188,155		$1,022,834

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the maturity and distribution of our loan portfolio as of September 30, 2020.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Loan Portfolio:
Commercial	$41,697	$72,948	$7,261	$121,906
Paycheck protection program	100,211	59,951	—	160,162
Commercial real estate:
Construction and land development	6,275	15,402	18,569	40,246
Non-owner occupied	42,661	213,694	281,236	537,591
Owner occupied	21,808	86,915	103,268	211,991
Residential real estate:
ITIN	3,337	13,188	13,546	30,071
1-4 family mortgage	4,470	19,089	34,395	57,954
Equity lines	1,180	809	18,604	20,593
Consumer and other	1,129	2,087	21,298	24,514
Loans, net of deferred fees and costs	$222,768	$484,083	$498,177	$1,205,028
Loans with:
Fixed rates	$151,140	$252,674	$186,398	$590,212
Variable rates	71,628	231,409	311,779	614,816
Total	$222,768	$484,083	$498,177	$1,205,028

Loans with Unique Credit Characteristics

ITIN Loans

We own a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are geographically disbursed throughout the United States and are made to legal United States residents who do not possess a social security number. The ITIN loan portfolio is serviced by a third party. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we become responsible for servicing these loans, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense. As of September 30, 2020, we have granted 57 COVID-19 related deferrals for ITIN loans totaling $3.6 million.

SFC Loans

Between May of 2014 and December of 2018, we purchased unsecured retail installment home improvement loans that were originated by Service Finance Company, LLC (SFC). The loans were made through a network of over 8,000 approved home improvement dealers throughout the United States and Puerto Rico. Loans within the portfolio have a wide range of terms, interest rates and purchase discounts or premiums. The loans are serviced by a third party and have an average FICO credit score over 750 at origination. Principal repayments on these loans totaled $7.9 million for the nine months ended September 30, 2020. In addition, if we become responsible for servicing these loans, we may realize additional monitoring and servicing costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense. As of September 30, 2020, we have granted 16 COVID-19 related deferrals for SFC loans totaling $135 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PPP Loans

Through September 30, 2020, we have funded 606 PPP loans totaling $163.5 million. Substantially all of the loans were made to existing customers and all loan proceeds were initially deposited with our institution. At origination, loan fee income net of loan origination costs totaled $4.3 million and is being earned over the 24-month life of the loans as a part of the loan yield. At September 30, 2020, $3.3 million remains to be earned in future quarters. The following tables provide additional information on the PPP loans by industry and by loan size at September 30, 2020.

	At September 30, 2020
(Dollars in thousands)	Number	Balance
Industry:
Construction	98	$64,750
Healthcare and Social Assistance	96	17,701
Professional, Scientific and Tech Services	78	12,155
Accommodation and Food Services	51	10,328
Admin, Support, Waste Management and Remediation Services	20	7,383
Primary Metal Manufacturing	16	6,641
Retail Trade	59	8,050
Other	188	36,485
Total	606	$163,493

	At September 30, 2020
(Dollars in thousands)	Balance	Number	Average Loan Size
Loan Size:
$50,000 or less	$5,142	205	$25
$50,001 to $150,000	15,462	185	84
$150,001 to $350,000	25,406	110	231
$350,001 to $1,999,999	73,927	94	786
$2,000,000 or greater	43,556	12	3,630
Total	$163,493	606	$270

During the third quarter of 2020, the SBA began accepting applications for PPP loan forgiveness. The Bank has 60 days to review and approve an application before submitting it to SBA, and the SBA then has 90 days to process it for forgiveness. The following table presents the progress of our loans in the forgiveness process.

	At September 30, 2020
(Dollars in thousands)	Balance	Number	Average Loan Size
Borrower has not started application	$78,930	390	$202
Borrower is working on application	38,624	123	314
Borrower has completed application and submitted it to the bank	32,400	73	444
Bank has approved application and submitted it to the SBA	13,539	20	677
SBA has approved the application and the loan has been repaid	—	—	—
Total	$163,493	606	$270

As of November 3, 2020, PPP loans totaling $11.5 million that were outstanding on September 30, 2020 have been forgiven and repaid by the SBA.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchased Loans

In addition to loans we have originated or loans we acquired in conjunction with our acquisition of Merchants, the loan portfolio includes purchased loan pools and purchased participations. Purchased loan pools and participations are recorded at their fair value at the acquisition date.

The following table presents the recorded investment in purchased loan pools and purchased participations at September 30, 2020 and December 31, 2019. The purchased loans presented in the table include the ITIN and SFC loans discussed under the heading “Loans with Unique Credit Characteristics”.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Loan Type:
Commercial real estate	$17,707	1%	$19,506	2%
Residential real estate	41,662	3%	45,494	4%
Consumer and other	20,579	2%	28,579	3%
Total purchased loans	$79,948	6%	$93,579	9%

Asset Quality

Nonperforming Assets

Our loan portfolio is heavily concentrated in real estate and a significant portion of our borrowers’ ability to repay their loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. Loans secured by real estate or other assets primarily located in California are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. As such, our dependence on real estate secured loans increases the risk of loss in our loan portfolio in a market of declining real estate values. Furthermore, declining real estate values would negatively impact holdings of OREO.

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

The following table summarizes our nonperforming assets as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Nonperforming Assets:
Commercial	$1,549	$61
Commercial real estate:
Non-owner occupied	1,062	—
Owner occupied	3,750	3,103
Total commercial real estate	4,812	3,103
Residential real estate:
ITIN	1,574	2,221
1-4 family mortgage	145	191
Total residential real estate	1,719	2,412
Consumer and other	18	40
Total nonaccrual loans	8,098	5,616
90 days past due and still accruing	—	—
Total nonperforming loans	8,098	5,616
Other real estate owned	8	35
Total nonperforming assets	$8,106	$5,651
Nonperforming loans to gross loans	0.67%	0.54%
Nonperforming loans to gross loans (excluding PPP)	0.78%	0.54%
Nonperforming assets to total assets	0.47%	0.38%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2020, we had $6.3 million in troubled debt restructurings compared to $6.5 million as of December 31, 2019. As of September 30, 2020, we had 92 restructured loans that qualified as troubled debt restructurings, of which 91 loans were performing according to their restructured terms. Troubled debt restructurings represented 0.52% of gross loans (0.61% of gross loans excluding PPP loans) as of September 30, 2020, compared to 0.63% at December 31, 2019. There was one new troubled debt restructuring on a $650 thousand commercial real estate loan during the nine months ended September 30, 2020.

Impaired loans of $4.3 million and $4.8 million were classified as accruing troubled debt restructurings at September 30, 2020 and December 31, 2019, respectively. For a troubled debt restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of September 30, 2020 and December 31, 2019, we had no obligations to lend additional funds on any troubled debt restructured loans.

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Troubled Debt Restructurings:
Accruing troubled debt restructurings
Commercial	$531	$595
Residential real estate:
ITIN	3,597	3,957
Equity lines	131	231
Total accruing troubled debt restructurings	$4,259	$4,783

Nonaccruing troubled debt restructurings
Commercial	$—	$47
Commercial real estate:
Owner occupied	650	—
Residential real estate:
ITIN	1,395	1,593
Consumer and other	18	40
Total nonaccruing troubled debt restructurings	$2,063	$1,680

Total troubled debt restructurings
Commercial	$531	$642
Commercial real estate:
Owner occupied	650	—
Residential real estate:
ITIN	4,992	5,550
Equity lines	131	231
Consumer and other	18	40
Total troubled debt restructurings	$6,322	$6,463

Total troubled debt restructurings to gross loans outstanding at period end	0.52%	0.63%
Total troubled debt restructurings to gross loans outstanding at period end (excluding PPP)	0.61%	0.63%

Troubled Debt Restructuring Guidance

Financial institution regulators and the CARES Act have clarified the treatment of short-term loan modifications for borrowers impacted by COVID-19. The change provides that modifications made in response to COVID-19, to borrowers under certain circumstances, should not be considered a troubled debt restructuring.

We have responded to the needs of our borrowers in accordance with the CARES Act and regulatory guidance to grant short-term COVID-19 related loan modifications. These modified loans are not troubled debt restructurings and are not considered to be past due or non-performing. We have granted deferrals ranging from one to six months determined on a case-by-case basis considering the nature of the business and the impact of COVID-19. For some borrowers who where initially granted a deferral of less than 6 months, we have granted an additional deferral period on a case-by-case basis. Since March of 2020, we have granted 261 payment deferrals totaling $125.3 million. As of September 30, 2020, loans totaling $82.5 million have resumed making payments.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents approved loan deferrals that are still in effect at September 30, 2020, none of which meet the definition of a troubled debt restructuring. For the remaining loans that were modified, nine borrowers also received a PPP loan through our U.S. Small Business Administration (“SBA”) department.

	At September 30, 2020
	Payments Scheduled to Resume in the Three Month Period Ended
	December 31, 2020		March 31, 2021
(Dollars in thousands)	#	Amount	#	Amount	#	Total
Length of 1st deferral granted:
3 months	2	$1,748	—	$—	2	$1,748
5 months	2	935	—	—	2	935
6 months	18	19,986	3	484	21	20,470
Length of 2nd deferral granted:
2 months	1	2,873	—	—	1	2,873
3 months	7	6,865	1	2,033	8	8,898
Total loan deferrals	30	32,407	4	2,517	34	34,924

Loans serviced by others (1)	—	—	—	—	73	3,694
Total	30	$32,407	4	$2,517	107	$38,618

(1) These loans are small residential mortgages and consumer home improvement loans, which are mostly deferred on a rolling one-month basis not to exceed six months. These loans are geographically disbursed throughout the United States and are serviced by a third party.

	At September 30, 2020
	Payments Scheduled to Resume in the Three Month Period Ended
	December 31, 2020		March 31, 2021
(Dollars in thousands)	#	Amount	#	Amount	#	Total
Industry:
Health care and social assistance	6	$4,550	1	$12	7	$4,562
Hotels, motels and bed-and-breakfast inns	3	9,986	—	—	3	9,986
Other services	1	231	1	2,033	2	2,264
Restaurants, bars and caterers	2	1,605	—	—	2	1,605
Arts, entertainment and recreation	5	1,698	—	—	5	1,698
Other industries	13	14,337	2	472	15	14,809
Total loan deferrals by industry	30	32,407	4	2,517	34	34,924

Loans serviced by others (1)	—	—	—	—	73	3,694
Total	30	$32,407	4	$2,517	107	$38,618

(1) These loans are small residential mortgages and consumer home improvement loans, which are mostly deferred on a rolling one-month basis not to exceed six months. These loans are geographically disbursed throughout the United States and are serviced by a third party.

SBA Loan Payments

As part of the SBA coronavirus debt relief efforts, the SBA made six months of principal and interest payments on all SBA 7(a) loans that were in regular servicing status at March 27, 2020 and for new SBA 7(a) loans originated between March 27, 2020 and September 27, 2020. At September 30, 2020, our loan portfolio included $32.3 million of SBA 7(a) loans (generally 75% guaranteed). Borrowers will resume responsibility for making their payments on these 7(a) loans in October 2020.

Allowance for Loan and Lease Losses

We monitor credit quality and the general economic environment to ensure that the ALLL is maintained at a level that is adequate to cover estimated credit losses in the loan and lease portfolio. Our review of ALLL adequacy utilizes both quantitative and qualitative factors. The quantitative analysis relies on historical loss rates which, unfortunately, may not be indicative of potential losses related to a pandemic such as we are currently experiencing with COVID-19. As a result, we have placed a high reliance on qualitative factors (Q-Factors).

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the nine months ended September 30, 2020, our review of the adequacy of our allowance for loan and lease losses (ALLL) focused on our Q-Factors for:

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

Our ALLL methodology, adjusted for the revised Q-Factors discussed above necessitated an ALLL of $16.9 million at September 30, 2020, an increase of 38% compared to our ALLL of $12.2 million at December 31, 2019. A provision for loan and lease losses of $5.3 million was recorded for the nine months ended September 30, 2020. There was no provision for loan and lease loss during the same period a year ago. Our ALLL as a percentage of gross loans was 1.40% as of September 30, 2020 compared to 1.18% as of December 31, 2019. Excluding PPP loans (on all of which we have no expectation of loss) our ALLL as a percentage of gross loans was 1.62% as of September 30, 2020.

Management believes the Company’s ALLL is adequate at September 30, 2020. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in future charges to the provision for loan and lease losses.

The following table summarizes the ALLL roll forward for the nine months ended September 30, 2020, twelve months ended December 31, 2019 and the nine months ended September 30, 2019. This table also includes impaired loan information at September 30, 2020, December 31, 2019 and September 30, 2019.

	For The Nine Months Ended	For The Twelve Months Ended	For The Nine Months Ended
(Dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
ALLL:
Beginning balance ALLL	$12,231	$12,292	$12,292
Provision for loan and lease loss charged to expense	5,250	—	—
Loans charged off	(1,027)	(1,500)	(1,326)
Loan and lease loss recoveries	419	1,439	1,319
Ending balance ALLL	$16,873	$12,231	$12,285

	At September 30, 2020	At December 31, 2019	At September 30, 2019
Nonaccrual loans:
Commercial	$1,549	$61	$139
Commercial real estate:
Non-owner occupied	1,062	—	10,099
Owner occupied	3,750	3,103	—
Residential real estate:
ITIN	1,574	2,221	2,339
1-4 family mortgage	145	191	198
Consumer and other	18	40	21
Total nonaccrual loans	8,098	5,616	12,796
Accruing troubled debt restructured loans:
Commercial	531	595	629
Residential real estate:
ITIN	3,597	3,957	4,072
Equity lines	131	231	236
Total accruing troubled debt restructured loans	4,259	4,783	4,937

All other accruing impaired loans	—	—	—
Total impaired loans	$12,357	$10,399	$17,733

Gross loans outstanding	$1,206,065	$1,032,903	$1,033,082

Ratio of ALLL to gross loans outstanding	1.40%	1.18%	1.19%
Ratio of ALLL to gross loans outstanding (excluding PPP)	1.62%	1.18%	1.19%
Nonaccrual loans to gross loans outstanding	0.67%	0.54%	1.24%
Nonaccrual loans to gross loans outstanding (excluding PPP)	0.78%	0.54%	1.24%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables summarizes the allowance, reserve and discount on loans for the nine months ended September 30, 2020, twelve months ended December 31, 2019 and the nine months ended September 30, 2019.

(Dollars in thousands)	At September 30, 2020	At December 31, 2019	At September 30, 2019
ALLL	$16,873	$12,231	$12,285
Reserve for unfunded commitments	800	695	695
Discount on acquired loans (1)	1,060	1,672	1,860
Total allowances, reserve and discount	$18,733	$14,598	$14,840

Gross loans	$1,206,065	$1,032,903	$1,033,082
PPP loans	163,493	—	—
Total gross loans, net of PPP loans	$1,042,572	$1,032,903	$1,033,082

Total allowance, reserves and discount as a percentage of total gross loans, net of PPP loans	1.80%	1.41%	1.44%

(1) Discount on acquired loans includes fair value discount for loans acquired from Merchants in January 2019.

At September 30, 2020, impaired loans had a corresponding specific allowance of $204 thousand. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

The following table sets forth the allocation of the ALLL as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	% Loan Category	Amount	% Loan Category
ALLL:
Commercial	$2,440	14%	$1,822	15%
Commercial real estate:
Construction and land development	373	2	131	1
Non-owner occupied	8,606	52	5,907	47
Owner occupied	2,770	16	2,058	17
Residential real estate:
ITIN	620	4	569	5
1-4 family mortgage	376	2	185	2
Equity lines	326	2	278	2
Consumer and other	828	5	933	8
Unallocated	534	3	348	3
Total ALLL	$16,873	100%	$12,231	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the credit grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2020 and December 31, 2019, the unallocated allowance amount represented 3% of the ALLL. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

Reserve for Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities in the Consolidated Balance Sheets, was $800 thousand and $695 thousand at September 30, 2020 and December 31, 2019, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis. Based upon changes in the amount of commitments, loss experience, and economic conditions we recorded $105 thousand of provision expense during the nine months ended September 30, 2020. When necessary, provision adjustments are recorded in Other Expenses in the Consolidated Statements of Income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID‐19 Loan Analysis

During the third quarter of 2020, we continued to proactively monitor our loan portfolio by maintaining close contact with our borrowers to update our understanding of the impact of the pandemic on them, their businesses and the underlying collateral for our loans. For borrowers who continue to have been granted a loan payment deferral, we have evaluated their credit quality position and the potential for loss of principal.

We have segmented our commercial loan and commercial real estate loan portfolios (86% of gross loans excluding PPP loans) to identify those loans in industries that are most at risk of loss or where other information indicates the borrower may be significantly impacted by the effects of COVID-19. The following table presents loans by industry that are most at risk of loss or where other information indicates the loan or borrower may be highly impacted by COVID-19 and the related loan modifications. The table below includes $10.0 million and $21.3 million of SBA 7(a) (generally 75% guaranteed) loans in the high risk and low to moderate risk categories, respectively.

	At September 30, 2020
	Individually Analyzed Loans With a COVID-19 Risk Of					Loan Modifications
			Low and					Low and
	High		Moderate	PPP	Total	High		Moderate
(Dollars in thousands)	#	Amount	Amount	Amount	Amount	#	Amount	#	Amount
Loan Portfolio:
CRE and C&I
Industries highly impacted by COVID-19:
Retail trade	12	$15,896	$24,641	$8,050	$48,587	—	$—	—	$—
Health care and social assistance	46	14,148	12,847	17,701	44,696	6	3,608	1	954
Hotels, motels and bed-and-breakfast inns	17	34,635	—	1,402	36,037	3	9,986	—	—
Other services	7	6,014	18,318	2,967	27,299	1	2,032	1	231
Restaurants, bars and caterers	20	11,103	—	6,370	17,473	2	1,606	—	—
Educational services	3	7,348	303	2,693	10,344	—	—	—	—
Arts, entertainment and recreation	20	4,200	60	4,579	8,839	5	1,698	—	—
Other industries	22	17,255	739,069	119,731	876,055	3	4,032	10	10,757
Residential, Consumer and All Other not individually analyzed	—	—	136,735	—	136,735	—	—	75	3,714
Total	147	$110,599	$931,973	$163,493	$1,206,065	20	$22,962	87	$15,656

% of gross loans		9.17%	77.27%	13.56%			1.90%		1.30%

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net totaled $15.9 million at September 30, 2020 and primarily consisted of goodwill and core deposit intangibles recorded as part of previous acquisitions. Goodwill is evaluated for impairment annually and any such impairment is recognized in the period identified. A more frequent assessment of possible goodwill impairment is performed whenever we identify certain triggering events or circumstances that would more likely than not indicate that the fair value of the Bank is less than the carrying amount of the Bank’s equity. The triggering events to be considered include a deterioration in general economic conditions, decreased overall financial performance of the Company, and a sustained decrease in the Company’s stock price.

The Company’s share price has traded below tangible book value for the entire second and third quarters of 2020 without interruption, a period we deemed to be sustained. We considered the sustained depressed price of our stock to be a triggering event that required us to evaluate if goodwill had been impaired on an interim basis.

We engaged a third party consultant to assist us in performing impairment testing at June 30, 2020 and determined that the indicated fair value of the Bank (our only reporting unit) exceeded the carrying amount of the Bank’s equity by approximately 3%. We believe that there have not been any significant changes in the Company’s financial performance or in the markets for which the Company’s stock is traded, that would change the results of the prior quantitative analysis. After performing our qualitative assessment at September 30, 2020, we believe that it is more-likely-than-not that the fair value of our Bank (our only reporting unit) was more than the carrying amount and that a quantitative impairment test was unnecessary.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our conclusion at September 30, 2020 is heavily dependent on the relatively short time-period since the onset of COVID-19 and its impact on corporate valuations and the economy as a whole. Uncertainties remain about how the economy will respond to government stimulus and updated news about medical advances. At December 31, 2020, we will again evaluate the possibility of goodwill impairment. There is no certainty that we will arrive at the same conclusion as we did at September 30, 2020.

Deposits

Total deposits as of September 30, 2020 were $1.518 billion compared to $1.267 billion at December 31, 2019, an increase of $251 million. The following table presents the deposit balances by major category as of September 30, 2020, and December 31, 2019. The increase in non-maturing deposits from December 31, 2019 to September 30, 2020 was due to PPP loan program disbursements and changes in customer behavior, which is focused on cash accumulation. The decrease in certificates of deposit from December 31, 2019 to September 30, 2020 reflects our decision to reduce reliance our on public deposits and depositor reaction to the recent substantial declines in interest rates.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	%	Amount	%
Deposits:
Noninterest-bearing demand	$542,060	36%	$432,680	34%
Interest-bearing demand	280,370	18	239,258	19
Money market	403,785	27	307,559	24
Savings	151,016	10	135,888	11
Certificates of deposit, $100,000 or greater	109,801	7	120,282	10
Certificates of deposit, less than $100,000	31,099	2	31,504	2
Total	$1,518,131	100%	$1,267,171	100%

The following table sets forth the distribution of average deposits and their respective average rates for the periods indicated.

	For the Nine Months Ended September 30, 2020		For the Year Ended December 31, 2019
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits:
Interest-bearing demand	$258,420	0.13%	$242,516	0.20%
Money market	353,775	0.38%	304,340	0.53%
Savings	140,048	2.27%	136,733	0.36%
Certificates of deposit	143,305	1.26%	160,550	1.23%
Interest-bearing deposits	895,548	0.43%	844,139	0.54%
Noninterest-bearing demand	483,490		400,588
Total deposits	$1,379,038	0.28%	$1,244,727	0.37%

We have an agreement with IntraFi Network (“IntraFi”), formally known as Promontory Interfinancial Network LLC (“Promontory”) which facilitates provision of FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. IntraFi’s Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis (reciprocal arrangement). These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS and ICS deposits can also be arranged on a non-reciprocal basis.

Deposit Maturity Schedule

The following table sets forth the maturities of certificates of deposit in amounts of $100,000 or more as of September 30, 2020.

September 30,
(Amounts in thousands)	2020
Maturing in:
Three months or less	$15,515
Three through six months	18,946
Six through twelve months	36,616
Over twelve months	38,724
Total	$109,801

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Borrowings

The following table sets forth year-to-date average balances for our borrowings and their respective average rates for the periods indicated.

	For the Nine Months Ended September 30, 2020		For the Year Ended December 31, 2019
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Borrowings:
Federal Home Loan Bank of San Francisco borrowings	$8,759	0.08%	$9,644	2.56%
Senior debt, net	—	—%	960	7.60%
Subordinated debt, net	9,976	7.39%	9,935	7.38%
Junior subordinated debentures	10,310	2.60%	10,310	4.13%
Total borrowings	$29,045	3.49%	$30,849	4.80%

Term Debt

At September 30, 2020, we had term debt outstanding with a carrying value of $20.0 million compared to $10.0 million at December 31, 2019. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of September 30, 2020, the Bank had $10.0 million in Federal Home Loan Bank of San Francisco advances outstanding. There were no Federal Home Loan Bank of San Francisco advances outstanding at December 31, 2019. The advance under our FHLB line of credit for $10.0 million is interest free with $5.0 million due in November of 2020 and $5.0 million due in May of 2021. See Note 6 Term Debt in the Notes to Consolidated Financial Statements for information on our Federal Home Loan Bank of San Francisco borrowings.

Senior Debt

In December of 2015, we entered into a senior debt loan agreement to borrow $10.0 million. During the second quarter of 2019, we completed the early repayment and termination of this variable-rate debt agreement.

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The Subordinated Debt initially bears interest at 6.88% per annum through December 19, 2020. Thereafter, interest on the Subordinated Debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points resetting quarterly. At September 30, 2020, the Subordinated Debt had a balance of $10.0 million net of unamortized debt issuance costs. The notes are due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July of 2005, we participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at a rate equal to three month LIBOR plus 158 basis points (1.8% at September 30, 2020). The Trust-Preferred Securities mature on September 15, 2035, and the covenants allow for redemption of the securities at our option during any quarter prior to maturity.

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

LIQUIDITY AND CASH FLOW

Merchants Bank of Commerce

We have experienced significant increased deposit balances as all of the PPP loan funds were deposited into customer accounts at our bank and as a result of customer behavior which is focused on cash accumulation. Through September 30, 2020, we have not experienced any unusual pressure on our deposit balances or on our liquidity position as a result of the COVID-19 pandemic. Should this change, in addition to our primary sources of liquidity, the Bank has credit arrangements as discussed below.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal objective of our liquidity management program is to maintain our ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds on deposit or to draw upon their credit facilities.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds is public deposits. We are required to collateralize the portion of public deposits that exceed FDIC insurance limitations. Public deposits represent 2% of our total deposits at September 30, 2020 and December 31, 2019.

In addition to liquidity provided by core deposits, loan repayments and cash flows from securities, the Bank can borrow on established conditional federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, borrow on a secured basis from the Federal Reserve Bank, or issue subscription / brokered certificates of deposit.

At September 30, 2020, the Bank has the following credit arrangements:

●

We have an available line of credit with the Federal Home Loan Bank of San Francisco of $390.6 million; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities.

●	We have an available line of credit with the Federal Reserve Bank of $8.4 million subject to collateral requirements, namely the amount of pledged loans.
●

We have entered into nonbinding federal funds line of credit agreements with three financial institutions. The available credit on these lines totaled $75.0 million at September 30, 2020 and had interest rates ranging from 0.12% to 0.30%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

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

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. At September 30, 2020, the Holding Company had cash balances of $4.3 million. Our principal source of cash is dividends received from the Bank. During the first nine months of 2020, the Bank paid dividends totaling $14.0 million to the Holding Company, most of which was used to repurchase common stock. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company in the future.

Consolidated Statements of Cash Flows

Net cash of $18.3 million was provided by operating activities during the nine months ended September 30, 2020. As disclosed in the Consolidated Statements of Cash Flows, the primary difference between net income and cash provided by operating activities was non-cash items including:

●	$5.3 million provision for loan and lease losses.
●	$3.2 million in deferred loan fees and costs.
●	$1.5 million in depreciation and amortization.

Net cash of $216.7 million was used by investing activities during the nine months ended September 30, 2020 consisted principally of:

●	$160.8 million in purchases of investment securities.
●	$186.3 million in net loan originations.

These uses of cash were partially offset by:

●	$56.0 million in proceeds from sale of investment securities.
●	$61.1 million in proceeds from maturities and payments of investment securities.
●	$13.6 million in repayments on purchased loan pools.

Net cash of $245.6 million was provided by financing activities during the nine months ended September 30, 2020 principally consisted of:

●	$261.8 million increase in non-maturing deposits.
●	$10.0 million in advances net of repayments from our line of credit with the Federal Home Loan Bank of San Francisco.

These sources were partially offset by:

●	$10.9 million decrease in certificates of deposit.
●	$12.7 million repurchase of common stock.

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

As of September 30, 2020, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for Prompt Corrective Action (“FDIC PCA”). There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of September 30, 2020, are presented in the following table.

	September 30, 2020
			FDIC PCA	BASEL III
			Well	Minimum	Capital	Minimum Capital
		Actual	Capitalized	Capital	Conservation	Ratio plus Capital
(Dollars in thousands)	Capital	Ratio	Requirement	Requirement	Buffer	Conservation Buffer
Holding Company:
Common equity tier 1 capital ratio	$151,147	12.61%	n/a	4.50%	2.50%	7.00%
Tier 1 capital ratio	$161,147	13.44%	n/a	6.00%	2.50%	8.50%
Total capital ratio	$186,169	15.53%	n/a	8.00%	2.50%	10.50%
Tier 1 leverage ratio	$161,147	9.60%	n/a	4.00%	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$167,804	14.01%	6.50%	4.50%	2.50%	7.00%
Tier 1 capital ratio	$167,804	14.01%	8.00%	6.00%	2.50%	8.50%
Total capital ratio	$182,813	15.26%	10.00%	8.00%	2.50%	10.50%
Tier 1 leverage ratio	$167,804	9.99%	5.00%	4.00%	n/a	4.00%

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019 for further detail on potential risks relating to the Subordinated Notes.

Goodwill and other intangible assets, net totaled $15.9 million at September 30, 2020 and primarily consisted of goodwill and core deposit intangibles recorded as part of previous acquisitions. When calculating capital ratios, goodwill and other intangible assets, net are deducted from Tier 1 capital.

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

We are participating in the PPP administered through the SBA. The growth in our assets resulting from the PPP has impacted our Tier 1 Leverage capital ratio as we have not utilized the liquidity available to us from the PPPLF and its associated beneficial capital treatment. We have not utilized the PPPLF because we have sufficient liquidity provided by significant growth in deposit balances.

Cash Dividends and Payout Ratios per Common Share

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2020 and 2019. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation and expected growth. The dividend rate is reassessed periodically by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividends declared per common share	$0.05	$0.05	$0.15	$0.14
Dividend payout ratio	19%	19%	28%	24%

Tangible Book Value Per Share and Tangible Common Equity Ratio

We believe the tangible common equity ratio and tangible book value per share are meaningful measures that the Company and investors commonly use to assess the value and capital levels of the Company.

The following table provides a reconciliation of shareholders' equity (GAAP) to tangible common equity (non-GAAP), and total assets (GAAP) to tangible assets (non-GAAP) as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
(Dollars in thousands except ratio and per share data)	2020	2019
Tangible common shareholders' equity:
Total shareholders' equity (GAAP)	$173,350	$174,478
Subtract:
Goodwill (GAAP)	11,671	11,671
Other intangible assets, net (GAAP)	4,235	4,809
Tangible common shareholders' equity (non-GAAP)	$157,444	$157,998

Total assets (GAAP)	$1,739,888	$1,479,616
Subtract:
Goodwill (GAAP)	11,671	11,671
Other intangible assets, net (GAAP)	4,235	4,809
Tangible assets (non-GAAP)	$1,723,982	$1,463,136

Common equity ratio (GAAP)	9.96%	11.79%
Tangible common equity ratio (non-GAAP)	9.13%	10.80%
Book value per share (GAAP)	$10.32	$9.62
Tangible book value per share (non-GAAP)	$9.38	$8.71

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of September 30, 2020 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of September 30, 2020, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first nine months of 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The COVID-19 pandemic continues to rapidly evolve, as do federal, state and local efforts to address it. Both the direct effects of the pandemic and the resulting United States governmental responses are of an unprecedented scope as it impacts both the health and the economy of our country and the world at large. No one can predict the extent or duration of the pandemic, or its effect on the markets that we serve. Further, the ongoing efforts and impact of the government in mitigating the health and the economic effects of the pandemic cannot currently be predicted, whether on our business or as to the economy as a whole. The pandemic has thus far resulted in significant volatility in international and United States markets, which could adversely affect the market price of our stock. To date, the pandemic has resulted in significant business disruption and volatility in the international and domestic markets, which has adversely affected the market price of our stock.

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

Item 6. Exhibits

10.1

Employment Agreement amongst Bank of Commerce Holdings, Merchants Bank of Commerce, and Carl W. Rood, dated August 1, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2020 (file No. 000-25135)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: November 6, 2020	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)