Form 10-K
period 2020-12-31
Bank of Commerce Holdings
filed 2021-03-05
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

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

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of the last day of the second fiscal quarter of 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $119,198,229 based on the closing sale price of $7.58 as reported on the NASDAQ Global Market as of June 30 2020.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

The number of shares of the registrant’s no par value Common Stock outstanding as of February 22, 2021 was 16,868,089.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the registrant for its 2021 Annual Meeting of Shareholders, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

●	Developments and changes in Federal, state or local laws and regulations addressing the effects of the COVID-19 pandemic;
●	The economic effects of COVID-19 or similar pandemic diseases could adversely affect our future results of operations or the market price of our stock;
●	Changes affecting the Small Business Administration (“SBA”), including how such changes may impact the status of our outstanding Paycheck Protection Program (“PPP”) loans;
●	Our inability to successfully manage our growth or implement our growth strategy;
●	Volatility in the capital or credit markets;
●	Our inability to transition from LIBOR to a substitute index;
●	Changes in the financial performance and/or condition of our borrowers;
●	Our concentration in real estate lending;
●	Changes in the cost and scope of insurance from the Federal Deposit Insurance Corporation and other third parties;
●	Changes in consumer spending, borrowing and savings habits;
●	Deterioration in the reputation of banks and the financial services industry could adversely affect the Company's ability to obtain and retain customers;
●	Changes in the level of our nonperforming assets and loan charge-offs;
●	Deterioration in values of real estate in California and the United States generally, both residential and commercial;
●	Possible other-than-temporary impairment of securities held by us;
●	Possible impairment of goodwill or core deposit intangibles;
●	Our inability to timely develop competitive new products and services and/or resistance to the acceptance of these products and services by new and existing customers;

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

●	The willingness of customers to substitute competitors’ products and services for our products and services;
●	Technological changes could expose us to new risks, including potential systems failures or fraud;
●

The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters;

●

The risks presented by public stock market volatility, which could adversely affect the market price of the Company's common stock and the ability to grow the Company through acquisitions or raise capital in the future;

●	Our inability to attract deposits and other sources of liquidity at acceptable costs;
●	Changes in the competitive environment among financial and bank holding companies and other financial service providers, including Fintech companies;
●	Consolidation in the financial services industry resulting in larger financial institutions with greater resources and decreasing opportunities to pursue acquisitions;
●	The loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;
●	Natural disasters, such as earthquakes, volcanic eruptions, tsunami, wildfires, droughts, floods, mudslides, hurricanes, tornados and other geologic processes;
●	A natural disaster outside California, could negatively impact our purchased loan portfolio or our third party loan servicers;
●	Unauthorized computer access, computer hacking, cyber-attacks, electronic fraudulent activity, attempted theft of financial assets, computer viruses, phishing schemes and other security problems;
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

We commenced banking operations in 1982 and grew organically to four branches before purchasing five Bank of America branches in 2016 and acquiring Merchants Holding Company in 2019. In December of 2020, we expanded to San Francisco’s North Bay markets through the opening of a Loan Production Office (“LPO”) in Santa Rosa. We now operate ten full service facilities, one limited service facility and one loan production office in northern California. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. We provide a wide range of financial services and products for business and retail customers which are competitive with those traditionally offered by banks of similar size in California. As of December 31, 2020, we operated under one primary business segment: Community Banking. Additional information regarding operating segments can be found in Note 2 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this document.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

On January 31, 2019, we completed the acquisition of Merchants Holding Company, to extend our presence in the Sacramento marketplace. Merchants Holding Company, headquartered in Sacramento, California, was the parent company of The Merchants National Bank of Sacramento (“Merchants National Bank of Sacramento”), a 97-year-old bank with approximately $211.7 million in assets as of January 31, 2019. See Note 21 Acquisition in the Notes to Consolidated Financial Statements for more information on this acquisition.

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

Utilize the Strength of Our Management Team. We believe the experience and depth of knowledge of our management team represents one of our greatest strengths and competitive advantages.

Leverage Our Existing Foundation for Additional Growth. Based on certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective opportunities. We have made investments in data processing, our staff, our risk and compliance function, and our branch network to support a much larger asset base. We are committed, however, to limit additional growth within acceptable risk parameters and to maintain appropriate capital ratios.

Maintain Local Decision-Making and Accountability. We believe we have a competitive advantage over larger national and regional financial institutions by providing superior customer service with experienced, knowledgeable management, localized decision-making capabilities and prompt credit decisions.

Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that credit risks are managed effectively to safeguard shareholder value. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a semiannual basis and recommend action on specific loans if deemed appropriate.

Build a Stable Core Deposit Base. We continue to focus on increasing our stable core deposit base of business and retail customers. Our branch acquisition in 2016 allowed us to reduce our historic reliance on Federal Home Loan Bank of San Francisco (“FHLB”) borrowings and our former reliance on nonlocal time deposits. Our acquisition of Merchants National Bank of Sacramento in 2019 further enhanced our core deposit base by adding $152.2 million in demand and savings accounts. We intend to continue our practice of pursuing full deposit relationships with each of our loan customers, their business partners, and key employees.

Principal Market

We operate under the name Merchants Bank of Commerce in northern California along the Interstate 5 corridor from Sacramento to Yreka and in the wine region north of San Francisco.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Regulatory Capital

Our regulators measure our capital adequacy and compliance with minimum leverage ratio guidelines. As of December 31, 2020, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s risk category. See Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations and Note 17 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the regulatory capital guidelines.

Competition

We engage in the highly competitive financial services industry. Generally, our market and our lines of activity involve competition with other banks, thrifts, credit unions and other non-bank financial institutions, such as investment advisory firms, brokerage firms, investment companies and insurance entities which offer financial services, both in “brick and mortar” locations and through alternative delivery channels such as the Internet. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures. Our ability to compete is focused on various factors such as physical locations, customer service, interest rates, lending limits, customer convenience and technological convenience.

Securities firms, insurance companies and brokerage houses that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type have significantly changed the competitive environment in which we conduct business.

In order to compete with major banks and other competitors in our primary service areas, we rely upon;

●	The experience of our executive and senior officers;
●	Our specialized services and local promotional activities;
●	The personal contacts made by our officers, directors and employees;
●	Third party referral sources.

Human Capital Disclosure

As of December 31, 2020, we employed 206 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. See Note 15 Employee Benefits and Retirement Plans in the Notes to Consolidated Financial Statements in this document for further detail on employee relations. Information regarding employment agreements with our executive officers is contained in Item 11 – Executive Compensation below, which is incorporated by reference to our proxy statement for the 2021 annual meeting of shareholders.

At our Company, we have a strong commitment to human capital resource management. Our employees are central to everything we do and critical to our long-term success as a company. Accordingly, we are committed to ensuring our Company is a rewarding place to work. We deliver on this commitment by being an inclusive workplace for all of our employees, creating opportunities for growth and development, recognizing and rewarding performance, and supporting our employees' physical, emotional and financial wellness.

Diversity and Inclusion

Being a diverse and inclusive company is one of our core values. We are strengthened by the diverse backgrounds, experiences and perspectives of our employees and we strive to ensure our workforce represents the communities we serve - in thought, style, experience, culture, race, ethnicity, gender identity, and sexual orientation. At our Company, we strive for diversity and inclusion at all levels.

Fair Wages and Benefits

Paying fair and competitive wages and supporting employee wellness are critical components of being a rewarding place to work. We pay our employees competitively based on market rates for their roles and how they perform, and we regularly benchmark against other companies within our industry to ensure our pay is competitive in the market for comparable roles. Our Company is committed to compensating all of our employees fairly and equitably based on performance, with equal pay for equal work, regardless of race or gender.

Emergency Preparedness

It is our goal to maintain essential business services and operations during any incident or emergency while providing safety for customers and employees. Emergencies may arise from severe weather or natural disaster, mass casualty, fire, bomb threats, acts of terrorism, pandemic or other events. We are dedicated to supporting our communities through the emergencies by providing loan assistance and donations of essential items.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

We have developed the following internal policies to provide guidance during a business disruption:

●	Business Continuity Program (BCP);
●	Pandemic Planning;
●	Physical Safety & Security Management Policy; and
●	Teleworking Policy.

Volunteering

Taking action to improve the well-being of others is a community responsibility and a commitment we have upheld since our founding. We are committed to being a socially responsible employer by fostering an environment of diversity and inclusion across our business and supporting our local communities. We provide direct financial support to those in need and also provide support to employees who generously give their time and talent to local civic and nonprofit organizations in the communities where we operate.

Environmental and Social Governance

We consider responsible growth and environmental and social governance leadership to be integral parts of our business. Responsible growth means we strive to grow and be successful in the marketplace by developing strong relationship with clients and by providing top tier service while maintaining our commitment to environmental and social stewardship. We realize that we must do this in a way that appropriately manages risk, ensures our growth is sustainable and enables us to continue to invest in our people, company and communities. Our commitment to environmental and social stewardship requires us to balance our pursuit of business opportunities against the need to address our state’s significant environmental and social challenges. In part, it defines how we deploy our capital and resources, forms our business practices and helps determine how and when we use our voice in support of our values. Integrated across our lines of business, our environmental and social focus reflects how we hold ourselves accountable and allows us to create shared success with our clients and communities.

On February 16, 2021, we adopted an Environmental and Social Risk Policy (“ESRP”) Framework. The ESRP Framework outlines our approach to environmental and social issues, and how that approach aligns with our fundamental business strategy of responsible growth. The ESRP Framework addresses issues including risk management, governance structure, public disclosure, external standards and enforcement. Moving forward, we will review this framework in light of feedback from stakeholders, future materiality assessments, market developments, evolving best practices and regulatory developments.

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

The Holding Company is subject to regulation and supervision by the Federal Reserve (as a bank holding company) and regulation by the State of California (as a California corporation). The Holding Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both of which are administered by the SEC. As a listed company on the NASDAQ Global Market, the Holding Company is subject to the rules of the NASDAQ for listed companies. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the California Department of Financial Protection and Innovation (“CDFPI”).

Bank Holding Company Regulation – Federal and State

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

Bank Regulation – Federal and State

General

Deposits in the Bank, a California chartered commercial bank, are insured by the FDIC. As a result, the Bank is subject to supervision and periodic examination and regulation by the CDFPI and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe to be unsafe or unsound banking practices. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature, amount of, and collateral for loans. Federal laws also regulate community reinvestment and insider transactions and impose safety and soundness standards. In addition to these federal laws, the Bank is also subject to the laws of the State of California.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

Safety and Soundness Standards

Safety and soundness standards unrelated to capital are also imposed upon banks. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. In addition, each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against unauthorized access to or use of such information and ensure the proper disposal of customer and consumer information. An institution that fails to meet these standards may be required to submit a compliance plan, or be subject to regulatory sanctions, including restrictions on growth. The Bank has established policies and risk management procedures to ensure the safety and soundness of the Bank.

State Law Restrictions

California state-chartered banks are subject to various requirements relating to operations and administration (including the maintenance of branch offices and automated teller machines), capital and reserve requirements, declaration of dividends, deposit taking, shareholder rights and duties, borrowing limits, and investment and lending activities.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Under California law, the amount a bank generally may borrow may not exceed its shareholders’ equity without the consent of the CDFPI, except for borrowings from the FHLB and the Federal Reserve Bank. The Bank is required to invest its funds as limited by California law in investments that are legal investments for banks, subject to any other limitations under general law. The Commissioner of the CDFPI may take possession of the Bank if certain conditions exist, such as insufficient shareholders’ equity, unsafe or unauthorized operations, or violations of law.

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

Cash Dividends

Our ability to pay cash dividends to our shareholders is dependent on having sufficient cash and satisfying various regulatory and contractual requirements and restrictions. Our principal source of cash is dividends received from the Bank. Regulatory authorities prohibit banks and bank holding companies from paying dividends if such payment would constitute an unsafe or unsound banking practice or would reduce capital below an amount necessary to meet minimum applicable regulatory capital requirements. Basel III (discussed below) introduces additional restrictions on dividends.

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

On December 10, 2015, we issued and sold $10.0 million in aggregate principal amount of fixed to floating rate Subordinated Notes. The Subordinated Notes limit the payment of cash dividends to our common shareholders if the Company is not well capitalized, or if there is an event of default as described by the note agreement.

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

Under the guidelines of Basel III, federal regulations require insured depository institutions and bank holding companies to meet certain capital standards (these standards include a capital conservation buffer), including: (i) a common equity Tier 1 capital to risk-based assets ratio of 7%; (ii) a Tier 1 capital to risk-based assets ratio of 8.50%; (iii) a total capital to risk-based assets ratio of 10.5%; and (iv) a 4% Tier 1 capital to total assets leverage ratio. These minimum capital requirements became effective in January 2015 and were the result of final rules implementing certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act (the "Final Rules").

The Final Rules contain revisions to the prompt corrective action framework, which is designed to place restrictions on an insured depository institution if its capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements to qualify as “well capitalized”: (i) a Tier 1 common equity capital ratio of at least 6.5%; (ii) a Tier 1 capital ratio of at least 8%; (iii) a total capital ratio of at least 10%; (iv) a Tier 1 leverage ratio of at least 5%; and (v) not be subject to any order or written directive requiring a specific capital level. The FDIC’s rules (as amended by the Final Rules) contain other capital classification categories, such as “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” each of which are based on certain capital ratios. Undercapitalized institutions are subject to certain mandatory restrictions, including on capital distributions and growth. Significantly undercapitalized and critically undercapitalized institutions are subject to additional restrictions. An institution may be downgraded to a category lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition, or if the institution receives an unsatisfactory examination rating. As of December 31, 2020, the most recent notification from the FDIC categorized the Bank as “well capitalized”.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The so-called “Crapo Bill” (i.e., the Economic Growth, Regulatory Relief, and Consumer Protection Act) was signed into law by President Trump in May 2018. The Crapo Bill simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion and instructed the federal banking regulators to establish a single Community Bank Leverage Ratio (“CBLR”) of between 8% and 10%. On September 17, 2019, the FDIC issued its final rule relating to the CBLR framework and established the CBLR at 9% for qualifying financial institutions. A qualifying institution that opts into the CBLR framework (and meets all requirements under the framework) will be considered to have met the well-capitalized ratio requirements under the prompt corrective action rules discussed above and will not be required to report or calculate risk-based capital. We are a qualifying institution; however, we have opted to continue reporting under the Basel III requirements. We can opt-in to use the Community Bank Leverage Ratio at any time in the future.

Regulatory Oversight and Examination

Inspections

The Federal Reserve conducts periodic inspections of bank holding companies to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a bank holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency typically varies depending on the complexity of the organization, and the bank holding company’s rating at its last inspection. The most recent inspection of the holding company was conducted in January of 2020.

Examinations

The Bank is subject to periodic examinations by its regulators, the FDIC and the CDFPI. In assessing a bank's condition, bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle. Examinations alternate between the federal and state bank regulatory agencies, and in some cases they may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised institutions as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

Commercial Real Estate Ratios

The federal banking regulators have issued guidance reminding financial institutions to re-examine existing regulations regarding concentrations in commercial real estate lending. The purpose of the guidance is to encourage banks to develop risk management practices and maintain capital levels commensurate with the level and nature of their real estate concentrations. The banking agencies are directed to examine each bank’s exposure to commercial real estate loans that are dependent on cash flows from the real estate held as collateral and to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in evaluating capital adequacy but does not specifically limit a bank’s commercial real estate lending to a specified concentration level.

Corporate Governance and Accounting

The Sarbanes-Oxley Act of 2002 (the “SOX Act”) addressed, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally the SOX Act, among other matters, (i) requires chief executive officers and chief financial officers to certify to the accuracy and completeness of periodic reports filed with the SEC, and to certain matters relating to disclosure and accounting controls at public companies; (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to adopt and disclose information about corporate governance practices.

As a public reporting company with the SEC, we are subject to the requirements of the SOX Act and related rules and regulations issued by the SEC and NASDAQ.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Anti-Money Laundering and Anti-Terrorism

The Bank Secrecy Act and the USA Patriot Act of 2001

The Bank Secrecy Act (the “BSA”) requires all financial institutions to (among other requirements) establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA also sets forth various recordkeeping and reporting requirements (such as reporting suspicious activities that may signal criminal activity), and certain due diligence and "know your customer" documentation requirements. These requirements have been expanded, and banks are now required to establish and maintain written procedures that are designed to identify and verify beneficial owners of legal entity customers.

Further, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. Regulators are directed to consider a bank holding company’s and a bank’s effectiveness in combating money laundering when reviewing and ruling on applications under the BHC Act and the Bank Merger Act. The Holding Company and the Bank have established compliance programs designed to comply with the requirements of the BSA and Patriot Acts.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLBA”) brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLBA (i) repealed historical restrictions on preventing banks from affiliating with securities firms; (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provided an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require a bank to disclose its privacy policy, including informing consumers of the bank’s information sharing practices and their right to opt out of certain practices.

The Dodd-Frank Act

General

The Dodd-Frank Act was signed into law in July of 2010. It significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Holding Company and the Bank. Some of the provisions of the Dodd-Frank Act that impact us are summarized below.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consumer Financial Protection Bureau

The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally not subject to direct supervision and examination by the CFPB. The CFPB has issued and continues to propose and issue regulations that may increase the compliance burden of the Bank including:

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

●

Focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile and student loan servicing, debt collection, mortgage origination and servicing, remittances, and fair lending, among others.

Repeal of Demand Deposit Interest Prohibition

The Dodd-Frank Act repealed federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Board Composition

In 2018, the California “Women on Boards” bill was signed into law to advance equitable gender representation on certain California corporate boards. California is the first state in the nation to require all publicly-held domestic or foreign corporations whose principal executive offices are located in California to have at least one female director on their boards by December 31, 2019. Based on the size of our board, we will be required to have three women directors as of December 31, 2021. We had one female serving on our board as of December 31, 2020, and in support of equitable gender representation we will be adding two additional female directors to our board in 2021.

In 2020, California’s Assembly Bill (“AB”) 979 was signed into law to increase diversity to California corporate boards. The bill requires public companies to have at least one director who is from an underrepresented community on their board by December 31, 2021 and, for companies with nine or more directors, to have a minimum of three directors from underrepresented communities on the board by December 31, 2022. The bill defines members of underrepresented communities to include those who self-identify as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or as gay, lesbian, bisexual, or transgender. We strive to be a diverse and inclusive company, and we intend to add additional directors from underrepresented communities to our board in accordance with this bill.

Recent and Proposed Legislation

The economic and political environment in recent years has led to a number of proposed legislative, governmental and regulatory initiatives that may significantly impact the banking industry. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on our operations, competitive situation, financial condition, or results of operations. Past history has demonstrated that new legislation or changes to existing laws or regulations typically result in a greater compliance burden which increases the general cost of doing business. The new administration under President Biden has expressed a general intent to regulate the financial services industry more strictly than the administration of his predecessor.

COVID-19 Legislation and Regulation

Governments at the federal, state, and local levels continue to take steps to address the impact of the COVID-19 pandemic. On March 27, 2020, the historic $2 trillion federal stimulus package known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, which included $350 billion in stimulus for small businesses under the so-called “Paycheck Protection Program,” along with direct stimulus payments (i.e., “economic impact payments” or “stimulus checks”) for many eligible Americans. The initial amounts available under the Paycheck Protection Program were quickly exhausted in less than two weeks, which prompted Congress to allocate additional funding. On April 24, 2020, the Paycheck Protection Program and Health Care Enforcement Act was signed into law to replenish funding to the Paycheck Protection Program and to provide other spending for hospitals and virus testing. Further, on July 3, 2020, the President extended the deadline for potential borrowers to apply for Paycheck Protection Program funds until August 8, 2020. And recently, on December 21, 2020, Congress passed the Consolidated Appropriations Act, which was signed into law by the President on December 27th, and included another $284 billion to fund an expansion of the Paycheck Protection Program, subject to certain changes in eligibility requirements and program design. During 2020, the Bank funded 606 PPP loans totaling $163.5 million. The Bank is currently taking additional loan applications, and making new loans, under the program, as most recently updated. The legislative and regulatory landscape surrounding the COVID-19 pandemic continues to change, and neither the Holding Company nor the Bank can predict with certainty the impact it will have on our operations or business.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Deposit Insurance

FDIC Insured Deposits

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC, which are designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act redefined the assessment base used for calculating deposit insurance assessments by requiring the FDIC to determine assessments based on assets instead of deposits. Assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the Depositors Insurance Fund.

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

Annual Disclosure Statement

This Annual Report on Form 10-K serves as the annual disclosure statement of the Bank pursuant to Part 350 of the FDIC’s rules and regulations. This statement has not been reviewed or confirmed for accuracy or relevance by the FDIC.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 1A - Risk Factors

The following is a discussion of what the Company believes are the material risks and uncertainties that may affect the Company's business, financial condition and future results.

Credit and Lending Risk

The loan portfolio includes purchased loans and loans serviced by other companies.

Purchased loans included in the loan portfolio totaled $72.6 million or 6% of gross portfolio loans as of December 31, 2020. The loans were purchased under several different contracts as a pool of loans, individual loans or as purchased participations from other institutions. The majority of the loans are located outside our principal market. Additionally, $46.9 million or 4% of our gross portfolio loans are serviced by two unrelated third party servicing companies. A disruption to the operations of either of the loan servicing companies could reduce the value of the assets we own. In addition, if we were forced to service these loans ourselves, we would incur additional monitoring and servicing costs due to the geographic disbursement of the portfolio, which would adversely affect our noninterest expense.

We have a concentration risk in real estate related loans.

A substantial portion of our lending is tied to real estate. As of December 31, 2020, approximately 77% (86% excluding Paycheck Protection Program loans) of our loan portfolio was secured by real estate as follows:

●	45% commercial real estate non-owner occupied,
●	18% commercial real estate owner occupied,
●	5% residential 1-4 family mortgage,
●	3% residential ITIN,
●	2% residential equity lines and
●	4% construction and land development.

A large percentage of our loan portfolio is comprised of commercial real estate loans which generally carry larger loan balances and historically have involved a greater degree of financial and credit risk than residential first mortgage loans. Repayment of these loans is primarily dependent on cash flows of the borrower (which may be unpredictable) and secondarily on the underlying collateral provided by the borrower. Any decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values could have an adverse impact on the repayment of these loans. Further, our ability to sell or dispose of the underlying real estate collateral would be adversely impacted by any decline in real estate values. This increases the likelihood that we could suffer losses on defaulted loans secured by real estate beyond the amounts provided for in the ALLL, which could have a material adverse effect on our business, financial condition, and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

We do not record interest income on nonperforming loans or other real estate owned which adversely affects our income. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may result in a loss. The resolution of nonperforming assets requires significant commitments of time and increases our loan administration costs. While nonperforming assets are not currently elevated, there can be no assurance that we will not experience future increases in nonperforming assets. An increase in the level of nonperforming assets increases our risk profile and consequently may impact the capital levels our regulators believe are appropriate.

Future loan and lease losses may exceed the allowance for loan and lease losses.

We have established an allowance for possible losses from loans in the credit portfolio. This allowance reflects estimates of the collectability of certain identified loans, as well as an overall risk assessment of gross loans outstanding.

The determination of the amount of the allowance for loan and lease losses is subjective. Although the method for determining the amount of the allowance uses criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the allowance for loan and lease losses will be sufficient to protect against losses that ultimately may occur. If the allowance for loan and lease losses proves to be inadequate, we will need to make additional provisions to the allowance, which are accounted for as charges to income, which would adversely impact results of operations and financial condition. Moreover, federal and state banking regulators, as an integral part of their supervisory function, periodically review our loan portfolio and the adequacy of our allowance. These regulatory authorities may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from our judgments. Any increase in the allowance could have an adverse effect, which could be material, on our financial condition and results of operations.

Changes in how we provide for credit losses may have a material impact on our financial condition or results of operations.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. The ASU introduces a new impairment model based on current expected credit losses (“CECL”) in substitution for our current “incurred loss” methodology. The CECL model will apply to most financial assets measured at amortized cost, including loans receivable, loan commitments and held-to-maturity debt securities.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Under the CECL model, we would recognize an impairment allowance equal to our current estimate of expected credit losses for financial instruments as of the end of the reporting period. Measuring expected credit losses will likely be a significant challenge for all entities, including us. Additionally, in preparing to implement CECL, we have incurred one-time and recurring costs, some of which are related to system changes and data collection.

Further, the impairment allowance measured under a CECL model is expected to differ materially from the impairment allowance measured under our existing “incurred loss” model. To initially apply the CECL amendments, for most debt instruments, we would record a cumulative-effect adjustment to our statement of financial condition as of the beginning of the first reporting period in which the guidance is effective (a modified retrospective approach). Amendments to ASU 2016-13 permit us to delay implementation of CECL until January 1, 2023.

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

Defaults may negatively impact us.

Risk arises from the possibility that losses will be sustained if borrowers, guarantors or related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the adequacy of the allowance for loan and lease losses, which management believes are appropriate to minimize credit risk. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations.

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

The Bank is subject to environmental liability risk associated with our lending activities.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans and there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected the property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Liquidity Risk

Our deposits are subject to volatility

Our depositors can always choose to withdraw their deposits from the Bank and place them elsewhere, which could cause an increase in our funding costs and reduce our net interest income. Checking, savings and money market account balances can decrease when customers perceive that alternative investments provide a better risk/return tradeoff.

At December 31, 2020, time certificates of deposit in excess of $250,000, represented approximately 4% of our total deposit balances. Because these deposits are not covered by FDIC deposit insurance, they are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect our liquidity, profitability, business prospects, results of operations and cash flows. We do not hold any brokered deposits. Our 25 largest deposit relationships account for 21% of our deposits.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank of San Francisco (“FHLB”) advances, or the sale of securities, loans, and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include negative operating results, a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole. An inability to borrow funds to meet our liquidity needs could have an adverse impact on our results of operations and financial condition.

Interest Rate Risk

Interest rate fluctuations, which we do not control, could harm profitability.

Our income is highly dependent on “interest rate spreads” (i.e., the difference between the interest income earned on our interest-earning assets such as loans and securities, and the interest expense paid on our interest-bearing liabilities such as deposits and borrowings). The underlying interest rates are highly sensitive to many factors, many of which are beyond our control, including rates paid and charged by our competitors, general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. In addition, changes in monetary policy including changes in interest rates influence the origination of loans, the purchase of investments and the generation of deposits. These changes affect the rates received on loans and securities and paid on deposits, which could have a material adverse effect on our business, financial condition and results of operations.

The majority of our loans are fixed rate loans or variable rate loans that are already at their floor rate. This has mitigated the impact of declining interest rates on loan yields during 2020. Our longer-term fixed rate loans and funding mix have caused the Company to become slightly to moderately liability sensitive to rising interest rates; which will remain true until sufficient rate rise allows variable rate loans to move higher off their floors. Our investment portfolio is expected to reprice more rapidly than our liabilities in a decreasing rate environment and cause the Company to be slightly asset sensitive to falling rates.

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

At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures or other securities or financial arrangements. The replacement of LIBOR with one or more alternative rates may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debt and trust preferred securities. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under contracts or financial instruments to which we are a party, we may incur significant expenses in effecting the transition.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Changes in the fair value of our securities portfolio may reduce our shareholders’ equity and net income.

We increase or decrease our shareholders’ equity by the amount of change in the unrealized gain or loss (the difference between the fair value and the amortized cost) of our available-for-sale securities portfolio, net of related tax, under the category of accumulated other comprehensive income (loss). Generally changes in unrealized gain or loss result from changes in market interest rates. A decline in the fair value of the AFS portfolio will result in a decline in reported shareholders’ equity, as well as book value per common share. This decrease will occur even though the securities are not sold. If these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the event there are credit loss related impairments, the credit loss component is recognized in earnings.

Derivative financial instruments subject the Company to credit and market risk

We may use derivatives to hedge the risk of changes in market interest rates in order to limit the impact on earnings and cash flows relating to specific groups of assets and liabilities. Our use of derivatives in our risk management activities could expose the Company to mark-to-market losses if interest rates move in a materially different way than we expected when we entered into the related derivative contracts. In addition, we would be exposed to credit risk should the counterparty fail to perform under the terms of the derivative contracts. This could cause us to forfeit the payments due to us or result in settlement delays with the attendant credit and operational risk as well as increased costs. Derivative contracts may contain a provision which allows the counterparty to terminate the derivative contract if we fail to maintain our status as a well/adequately capitalized institution or if specific regulatory events occur. If these contracts were terminated by the counterparty, we would be required to settle our obligations under the agreements, which could also cause operational risk and increased costs.

Operational Risk

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

We could suffer operational, reputational and financial harm if we fail to properly anticipate and manage risk.

We rely on financial models and strategies to forecast losses, project revenue, measure and assess capital requirements for credit, market, operational and strategic risks, and assess and control our operations and financial condition. These models require oversight, ongoing monitoring, and periodic reassessment. Models are subject to inherent limitations due to the use of historical trends and simplifying assumptions, uncertainty regarding economic and financial outcomes, and emerging risks from the use of applications that may rely on artificial intelligence. Our models and strategies may not be adequate due to limited historical data and shocks caused by extreme or unanticipated market changes, especially during severe market downturns or stress events. Regardless of the steps we take to ensure effective controls, governance, monitoring and testing, and implement new risk management tools, we could suffer operational, reputational and financial harm if our models and strategies and other risk management tools fail to properly anticipate and manage current and evolving risks.

Cyber, Third Party and Technology Risk

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

We face competition from technologies used to support and enable banking and financial services.

Emerging technologies and advances and the growth of e-commerce have lowered geographic and monetary barriers of other financial institutions, made it easier for non-depository institutions to offer products and services that traditionally were banking products and allowed non-traditional financial service providers and technology companies to compete with traditional financial service companies in providing electronic and internet-based financial solutions and services, including electronic securities trading, marketplace lending, financial data aggregation and payment processing, including real-time payment platforms. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky, such as cryptocurrencies. Increased competition may negatively affect our earnings by creating pressure to lower prices or credit standards on our products and services requiring additional investment to improve the quality and delivery of our technology and/or reducing our market share, or affecting the willingness of our clients to do business with us.

Legal, Regulatory and Compliance Risk

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

Strategic and Other Risk

Federal Government Monetary Policy could impact our earnings

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

Changes in the fair value of our other investments may reduce our shareholders’ equity and net income.

We own shares of FHLB stock which are recorded in other assets. The stock is carried at cost and subject to recoverability testing under applicable accounting standards. As of December 31, 2020, we did not recognize an impairment charge related to our FHLB stock holdings; however, potential negative changes to the financial condition of the FHLB could require us to recognize an impairment charge with respect to such stock holdings. Any such impairment charge would have an adverse impact on our results of operations and financial condition.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

We own investments in Qualified Zone Academy Bonds (“QZAB”) which are recorded in other assets. The investments are carried at cost and are subject to recoverability testing under applicable accounting standards. As of December 31, 2020, we did not recognize an impairment charge related to our QZAB investment holdings; however, potential negative changes to the financial condition of the issuing institutions could require us to recognize an impairment charge with respect to such holdings in the future. Any such impairment charge would have an adverse impact on our results of operations and financial condition.

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

The COVID-19 pandemic continues to rapidly evolve, as do federal, state and local efforts to address it. Both the direct effects of the pandemic and the resulting United States governmental responses are of an unprecedented scope as it impacts both the health and the economy of our country and the world at large. No one can predict the extent or duration of the pandemic, or its effect on the markets that we serve. Further, the ongoing efforts and impact of the government in mitigating the health and the economic effects of the pandemic cannot currently be predicted, whether on our business or as to the economy as a whole. The pandemic has thus far resulted in significant volatility in international and United States markets, which could adversely affect the market price of our stock. To date, the pandemic has resulted in significant business disruption and volatility in the international and domestic markets, which has led to increased volatility in the market price of our stock and stocks in general.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The Company believes it is well positioned to mitigate the potential financial impact of the COVID-19 pandemic with a strong liquidity and capital position. The Company has implemented several measures to manage through the pandemic, including:

●	launched a pandemic team that addresses the daily impact to our business;
●	proactively reaching out to, and working with customers, to assess their needs and provide funding, flexible repayment options or modifications as necessary;
●	designated a “command center” that supports employees so they can work with customers to provide the PPP loans;
●	increased monitoring of credit quality and portfolio risk for industries determined to have elevated risk; and
●

developed safety measures for the health of our employees including elimination of unnecessary business travel, social distancing precautions, additional wellness and education programs, and preventative cleaning practices.

Nonetheless, any future deterioration in economic conditions in the markets the Bank serves as a consequence of the pandemic, or a failure of the economy to recover from pandemic related disruptions as quickly as anticipated, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Shareholders’ Risk

In addition to risks and uncertainties that may affect the Company’s business, financial condition and the future results, shareholders may also be subject to the following risks:

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

Our common stock is traded on the NASDAQ Global Market under the trading symbol “BOCH” and historically has been a low trading volume stock. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue.

Anti-takeover provisions in our articles of incorporation could make a third party acquisition of us difficult.

In order to approve a merger or similar business combination with the owner of 20% or more of our common stock (an “Interested Shareholder”), our Articles of Incorporation contain provisions that require a supermajority vote of 66.7% of the outstanding shares of the common stock (excluding the shares held by the Interested Shareholder or its affiliates). These provisions further require that the per share consideration to be paid in such a transaction be equal to or exceed the greater of (1) the highest per share price paid by the Interested Shareholder (a) within two years of the transaction proposal announcement date, or (b) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement) and (2) the fair market value of the Common Stock on (a) the transaction proposal announcement date, or (b) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement).

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive our common stock. In addition, we are not prohibited from issuing securities which are senior to our common stock. Because our decision to issue securities in the future will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings.

Future issuance of shares of our common stock, including those that may be issued in connection with our various stock option and equity compensation plans, in acquisitions or in any other offering of our common stock for cash, could have a dilutive effect on the tangible book value of our common stock, may be dilutive to existing shareholders and could adversely affect the market price of our stock.

The holders of our trust preferred securities have rights that are senior to those of our holders of common stock and that may impact our ability to pay dividends on our common stock to our common shareholders.

At December 31, 2020, our subsidiary Bank of Commerce Holdings Trust II had outstanding $10.3 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debentures. As a result, we must make interest payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, all obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer interest on the trust preferred securities for a period of up to five years, no dividends may be paid to our common shareholders during that time if any such election has been made.

Our subordinated debt agreement has provisions that may impact our ability to pay dividends on our common stock to our common shareholders

On December 10, 2015, we issued and sold $10.0 million in aggregate principal amount of fixed to floating rate Subordinated Notes. The Notes limit the payment of cash dividends to our common shareholders if the Company is not well capitalized or if there is an event of default as described by the note agreement.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 1B - Unresolved Staff Comments

None to report.

Item 2 - Properties

●	The Company’s principal executive office is located at 555 Capitol Mall, Suite 1255, Sacramento, California 95814.
●	The Bank owns eight and leases space for two, full service banking offices in northern California.
●	The Bank has one limited service branch in Carmichael, Sacramento, California.
●	The Bank leases space for one loan production office in Santa Rosa, California.
●	The Bank leases space to operate one free standing remote ATM in northern California.
●	The Bank has office space in leased and bank owned locations in Redding, California and leased office space in Roseville, California for administration and back office operations.

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

Part II

Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NASDAQ Global Market. The Holding Company’s common stock is listed under the trading symbol “BOCH.” There were 2,314 shareholders of the Holding Company’s common stock as of December 31, 2020, including those held in street name, and the market price on that date was $9.90 per share.

Cash Dividends

We declared cash dividends of $0.21 and $0.19 during the years ended December 31, 2020 and 2019, respectively. Our ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The Board of Governors of the Federal Reserve System policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

Our ability to pay dividends is subject to certain contractual requirements. Our trust preferred securities and subordinated debt agreements contain provisions that prohibit us from declaring or paying a dividend if the Company is not “well-capitalized” for regulatory purposes or there exists an event of default as defined by the agreements.

Purchases of equity securities

During the fourth quarter of 2020, we announced a share repurchase program to repurchase up to 1.0 million shares of common stock over a period ending December 31, 2021. As of March 5, 2021, no shares have been repurchased under this program.

In late 2019, we announced a share repurchase program to repurchase for 1.0 million shares of common shares, which was later increased to 1.5 million common shares. Between October of 2019 and April 2020, all 1.5 million shares were repurchased at a total cost of $13.6 million including commissions, or an average of $9.11 per share.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents the monthly purchases for the years ended December 31, 2020 and 2019.

			Total Number Of	Maximum Number Of
	Total Number Of	Average Price	Common Shares	Common Shares
	Common Shares	Paid Per	Purchased As Part Of	That May Yet Be
Period	Purchased	Common Share (1)	Publicly Announced Plan	Purchased Under The Plan
2019
October	71,499	$11.13	71,499	1,428,501
November	13,493	$11.26	13,493	1,415,008
December	5,509	$11.28	5,509	1,409,499
Total for 2019	90,501	$11.16	90,501

2020
January	36,810	$11.16	36,810	1,372,689
February	378,700	$11.25	378,700	993,989
March	936,412	$8.07	936,412	57,577
April	57,577	$7.36	57,577	—
Total for 2020	1,409,499	$8.98	1,409,499
Total	1,500,000	$9.11	1,500,000
(1) Average price paid per common share includes commissions.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 6 - Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2020, have been derived from the Company’s audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited Consolidated Financial Statements and notes thereto, included elsewhere in this report.

Amounts in thousands (except ratios and per share data)	2020	2019	2018	2017	2016
Statements of income
Interest income	$60,079	$59,563	$52,701	$45,949	$41,009
Net interest income	$55,455	$53,535	$47,546	$41,362	$36,231
Provision for loan and lease losses	$5,250	$—	$—	$950	$—
Noninterest income	$4,052	$4,184	$4,019	$4,824	$3,486
Noninterest expense	$34,977	$37,255	$32,206	$30,964	$32,500
Net income available to common shareholders	$14,164	$14,961	$15,730	$7,344	$5,259

Balance sheets
Total assets	$1,763,954	$1,479,616	$1,307,104	$1,269,421	$1,140,992
Average total assets	$1,640,519	$1,458,112	$1,288,841	$1,198,251	$1,079,750
Total gross loans	$1,139,732	$1,032,903	$946,251	$879,835	$804,211
Allowance for loan and lease losses	$16,910	$12,231	$12,292	$11,925	$11,544
Total deposits	$1,542,779	$1,267,171	$1,131,716	$1,102,732	$1,004,666
Total shareholders’ equity	$177,702	$174,478	$138,321	$127,264	$94,106

Ratios [1]
Return on average assets [2]	0.86%	1.03%	1.22%	0.61%	0.49%
Return on average shareholders’ equity [3]	8.27%	9.09%	12.08%	6.34%	5.68%
Common equity tier 1 capital ratio [4]	13.12%	13.19%	12.79%	12.26%	9.43%
Tier 1 capital ratio [4]	13.97%	14.04%	13.71%	13.23%	10.42%
Total capital ratio [4]	16.06%	15.97%	15.82%	15.44%	12.68%
Tier 1 leverage ratio [4]	9.46%	11.30%	11.21%	10.86%	9.13%
Tangible common equity ratio [5]	9.27%	10.80%	10.46%	9.88%	8.07%
Net interest margin [6]	3.60%	3.94%	3.90%	3.68%	3.60%
Average earning assets to total average assets	93.79%	93.29%	94.67%	93.85%	93.34%
Nonperforming assets to total assets [7]	0.40%	0.38%	0.32%	0.46%	1.06%
Net charge-offs (recoveries) to average loans	0.05%	0.01%	(0.04)%	0.07%	(0.05)%
Allowance for loan and lease losses to gross loans	1.48%	1.18%	1.30%	1.36%	1.44%
Nonperforming loans to allowance for loan and lease losses	41.47%	45.92%	33.73%	48.63%	98.64%
Efficiency ratio [8]	58.8%	64.5%	62.5%	67.0%	81.8%

Share data
Average common shares outstanding – basic	16,918	17,956	16,248	15,207	13,367
Average common shares outstanding – diluted	16,963	18,024	16,332	15,310	13,425
Book value per common share	$10.58	$9.62	$8.47	$7.82	$7.00
Book value per common share - tangible [5]	$9.64	$8.71	$8.36	$7.70	$6.83
Basic earnings per share	$0.84	$0.83	$0.97	$0.48	$0.39
Diluted earnings per share	$0.83	$0.83	$0.96	$0.48	$0.39
Cash dividends declared per common share	$0.21	$0.19	$0.15	$0.12	$0.12

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

5 - We believe the tangible common equity ratio and tangible book value per share are meaningful measures that the Company and investors commonly use to assess the value and capital levels of the Company. Tangible common shareholders' equity is calculated as total shareholders' equity less goodwill and other intangible assets, net. Tangible assets are total assets less goodwill and other intangible assets, net. The tangible common equity ratio is calculated as tangible common shareholders' equity divided by tangible assets. Tangible book value is calculated as tangible common shareholders' equity divided by the number of shares outstanding. The tangible common equity, tangible common equity ratio and tangible book value are considered a non-GAAP financial measures and should be viewed in conjunction with the total shareholders' equity, total shareholders' equity ratio and book value per share.

6 - Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

7 - Nonperforming assets include all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing interest and restructured loans that are nonperforming) and real estate acquired by foreclosure or transfer to OREO.

8 - The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income and presented based on results from continuing operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of December 31, 2020 and 2019 and results of operations for those years should be read together with our Consolidated Financial Statements and related notes, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are comprised of average daily balances.

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

EXECUTIVE OVERVIEW

Net income for the years ended December 31, 2020 and 2019 was $14.2 million or $0.83 per share diluted and $15.0 million or $0.83 per share-diluted, respectively.

The current year includes the financial impact caused by COVID-19 pandemic. We participated in the PPP, funding 606 PPP loans totaling $163.5 million and we granted 278 payment deferrals on loans totaling $127.3 million to help our borrowers. Due to the economic uncertainty caused by the pandemic, we recorded a $5.3 million provision for loan lease and losses. We also experienced an unprecedented increase in deposit balances as all PPP loan funds were deposited into customer accounts at our bank and as a result of customer behavior which was focused on cash accumulation.

During the fourth quarter of 2020, most of our borrowers who received loan payment deferrals have resumed making payments. Deferrals outstanding remained on loans totaling $9.5 million at December 31, 2020 and our COVID-19 credit concerns have moderated.

During 2020, nonrecurring costs totaled $1.1 million associated with the termination of a technology management services contract and an employment severance agreement. We also repurchased 1,409,499 shares of common stock.

The prior year includes benefits from our acquisition of Merchants National Bank of Sacramento and our name change of our subsidiary bank. During 2019, acquisition related costs totaled $2.2 million and costs related to the name change totaled $503 thousand.

Financial Highlights for the year ended December 31, 2020 were as follows:

Performance

●

Net income of $14.2 million was a decrease of $797 thousand (5%) from $15.0 million earned during the prior year. Earnings of $0.83 per share – diluted was unchanged compared to the prior year and reflects the impact of the following:

o	1.5 million shares of common stock repurchased between October of 2019 and April of 2020.
o	$5.3 million provision for loan and lease losses for the current year.
o

$1.1 million in non-recurring costs during the first quarter of 2020 associated with the termination of a technology management services contract and an employment severance agreement; both previously announced.

o

$2.7 million in non-recurring costs recorded during the year ended December 31, 2019 associated with our January 31, 2019 acquisition of The Merchants National Bank of Sacramento and the name change of our subsidiary bank.

●	Net interest income increased $1.9 million (4%) to $55.5 million compared to $53.5 million in the prior year.
●	Net interest margin declined to 3.60% compared to 3.94% in the prior year.
●	Return on average assets decreased to 0.86% compared to 1.03% in the prior year.
●	Return on average equity decreased to 8.27% compared to 9.09% in the prior year.
●	Average loans totaled $1.149 billion, an increase of $129 million (13%) compared to average loans in the prior year.
●	Average earning assets totaled $1.539 billion, an increase of $178 million (13%) compared to average earning assets in the prior year.
●	Average deposits totaled $1.423 billion, an increase of $179 million (14%) compared to average deposits in the prior year.
o	Average non-maturing deposits totaled $1.281 billion, an increase of $197 million (18%) compared to the prior year.
o	Average certificates of deposit totaled $142.1 million, a decrease of $18.5 million (12%) compared to the prior year.
●	The Company’s efficiency ratio was 58.8% compared to 64.5% in the prior year.
o	The Company’s efficiency ratio of 58.8% for 2020 includes $1.1 million of non-recurring costs. The efficiency ratio excluding these costs was 56.9%.
o	The Company’s efficiency ratio of 64.5% for 2019 includes $2.7 million of non-recurring costs. The efficiency ratio excluding these costs was 59.9%.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Capital

●	Declared cash dividends of $0.21 per share for 2020 compared to $0.19 per share in 2019.
●

Book value per common share was $10.58 at December 31, 2020 compared to $9.62 at December 31, 2019. Tangible book value per common share (non-GAAP) which excludes goodwill and other intangible assets, net from shareholders’ equity was $9.64 at December 31, 2020 compared to $8.71 at December 31, 2019. Management believes that tangible book value per share is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy.

●	Average total equity increased by $6.6 million (4%) to $171.3 million for the year ended December 31, 2020, compared to $164.6 million for the year ended December 31, 2019.
●	The Bank maintained capital levels in excess of the “well-capitalized” standards at December 31, 2020 under the regulatory framework for prompt corrective action.

Credit Quality

●

Nonperforming assets at December 31, 2020 totaled $7.0 million or 0.40% of total assets, an increase of $1.4 million since December 31, 2019. The increase in nonperforming assets results primarily from two commercial loans totaling $1.4 million and a $640 thousand commercial real estate loan, all of which are well secured, that were placed on nonaccrual status during the year ending December 31, 2020.

●	The Company recorded a provision for loan and lease losses of $5.3 million during the year ended December 31, 2020 based on our analysis of the economic effects of COVID-19.

Vision and Objectives

We seek to provide competitive, long-term returns to our shareholders while serving the financial needs of the communities in our northern California market. Management strives to provide those returns while exercising prudent risk management practices and maintaining adequate levels of capital and reserves.

We are focused on expanding our presence through organic growth and the addition of new strategically important locations. We will pursue attractive opportunities to enter related lines of business and to acquire financial institutions with complementary lines of business when it is beneficial to do so. During 2020, our growth in average assets of $182.4 million or 13% was aided by the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).

Our long-term success rests on the shoulders of the leadership team and its ability to effectively enhance the performance of the Company. As a financial services company, we are in the business of taking and managing risks. Whether we are successful depends largely upon whether we take the right risks and are rewarded appropriately for those risks. Our governance structure enables us to effectively manage all major aspects of our business through an integrated process that includes financial, strategic, risk and leadership planning.

Our risks include not only credit, market and liquidity risk, the traditional concerns for financial institutions, but also operational risks, (including risks related to systems, processes or external events) as well as legal, regulatory and reputation risks. Our management processes, structures, and policies help to ensure compliance with laws and regulations and provide clear lines of authority for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards are essential to maintaining public trust and confidence in our Company.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

RESULTS OF OPERATIONS

The following discussion and analysis provides a comparison of the results of operations for the years ended December 31, 2020 and December 31, 2019. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes.

Overview

The current year includes the financial impacts of COVID-19 and the resulting economic downturn. During the year, we made changes to our qualitative factors (Q-Factors) that resulted in recording a $5.3 million provision for loan lease and losses. We participated in the PPP, which contributed to a substantial increase in our loan and deposit balances, and the Federal Reserve cut interest rates, which contributed to a decrease in our net interest margin.

The Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net income was $14.2 million for the year ended December 31, 2020, compared to $15.0 million for the year ended December 31, 2019. For 2020, increases in net interest income, decreases in noninterest expense and provision for income taxes were offset by an increase in the provision for loan and lease losses and decreases in noninterest income.

Diluted earnings per share were $0.83 for the year ended December 31, 2020 and 2019.

We declared cash dividends of $0.21 per share in 2020 and $0.19 per share in 2019. In determining the amount of dividend to be paid, we give consideration to capital preservation objectives, the Company’s risk profile, expected asset growth, projected earnings, and the overall dividend pay-out ratio.

Return on Average Assets and Return on Average Equity

The following table presents the return on average assets and return on average equity for the years ended December 31, 2020 and 2019. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	2020	2019
Return on average assets	0.86%	1.03%
Return on average equity	8.27%	9.09%

Net Interest Income and Net Interest Margin

Net interest income is our largest source of operating income. During 2020, in response to the economic effects of the COVID-19 pandemic, the Federal Reserve cut interest rates by 150 to 175 basis points, which contributed to a significant decrease in our net interest margin. During 2020, we also experienced significant increases in deposit balances. All PPP loan funds were deposited into customer accounts at our bank and customer behavior has emphasized savings during the economic slowdown. We purchased municipal bonds and moderate-term mortgage backed securities to deploy much of this increased liquidity.

The net interest margin for the year ended December 31, 2020 was 3.60%, a decrease of 34 basis points as compared to 2019.

Maintaining our net interest margin in the future will be challenging as current market pressures are anticipated to cause our yield on interest-earning assets to continue to decline.

Net interest income for the years ended December 31, 2020 and 2019 was $55.5 million and $53.5 million, respectively.

Interest and loan fee income for the year ended December 31, 2020 was $60.1 million, an increase of $516 thousand or 1% compared to a year previous.

●	During 2020, we recognized $664 thousand in accelerated fee income on PPP loans forgiven or repaid. These accelerated loan fees increased the average yield on loans by six basis points.
●	For the year, PPP loans had an average balance of $111.3 million and yield of 2.95% (2.35% excluding accelerated fee income).
●	Excluding PPP loans, interest and fees on loans during 2020 decreased $1.3 million compared to 2019. Average loan balances increased $17.3 million but the average yield decreased 20 basis points.
●	Interest on investment securities decreased $620 thousand due to a 38 basis point decrease in average yield partially offset by $18.8 million increase in average securities balances.
●

Interest on interest-bearing deposits due from banks decreased $872 thousand due to a 178 basis point decrease in average yield that was partially offset by a $30.9 million increase in average interest-bearing deposit balances.

Interest expense for the year ended December 31, 2020 was $4.6 million, a decrease of $1.4 million or 23% compared to a year previous.

●

Interest expense on interest-bearing deposits decreased $909 thousand. Average interest-bearing core deposit balances increased $96.9 million while average certificate of deposit balances decreased $18.5 million. The average rate paid on interest-bearing deposits decreased 15 basis points.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

●

Interest expense on FHLB borrowings decreased $242 thousand. Average FHLB borrowing balances decreased $1.3 million from $9.6 million to $8.3 million and the average rate paid decreased 250 basis points.

●	Interest expense on other term debt decreased $75 thousand. The average debt balance decreased $914 thousand and the average rate paid decreased eight basis points.
o	During the second quarter of 2019, we completed the early repayment of our variable rate senior debt.
●	Interest expense on junior subordinated debentures decreased $178 thousand. The average debt balance was unchanged, while the average rate paid decreased 172 basis points.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Average Balances, Interest Income/Expense and Yields Earned/Rates Paid

The following table presents average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020			2019			2018
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest(1)	Rate(6)	Balance	Interest(1)	Rate(6)	Balance	Interest(1)	Rate(6)
Interest-earning assets:
Loans, net of PPP (2)	$1,038,069	$49,262	4.75%	$1,020,801	$50,534	4.95%	$915,360	$44,955	4.91%
PPP loans (3)	111,306	3,280	2.95%	—	—	—%	—	—	—%
Taxable securities	245,336	5,679	2.31%	246,723	6,673	2.70%	207,407	5,165	2.49%
Tax-exempt securities (4)	58,912	1,618	2.75%	38,706	1,244	3.21%	50,330	1,629	3.24%
Interest-bearing deposits in other banks	84,982	240	0.28%	54,095	1,112	2.06%	47,038	952	2.02%
Average interest-earning assets	1,538,605	60,079	3.90%	1,360,325	59,563	4.38%	1,220,135	52,701	4.32%
Cash and due from banks	22,339			22,806			20,468
Premises and equipment, net	15,426			15,598			13,952
Goodwill	11,671			10,758			665
Other intangibles, net	4,412			4,807			1,252
Other assets	48,066			43,818			32,369
Average total assets	$1,640,519			$1,458,112			$1,288,841

Interest-bearing liabilities:
Demand - interest-bearing	$264,652	313	0.12%	$242,516	480	0.20%	$238,328	414	0.17%
Money market	372,939	1,246	0.33%	304,340	1,599	0.53%	250,685	646	0.26%
Savings	142,857	340	0.24%	136,733	493	0.36%	109,025	288	0.26%
Certificates of deposit	142,067	1,741	1.23%	160,550	1,977	1.23%	168,183	1,910	1.14%
Federal Home Loan Bank of San Francisco ("FHLB") borrowings	8,347	5	0.06%	9,644	247	2.56%	22,480	435	1.94%
Other borrowings	9,981	731	7.32%	10,895	806	7.40%	15,129	1,077	7.12%
Junior subordinated debentures	10,310	248	2.41%	10,310	426	4.13%	10,310	385	3.73%
Average interest-bearing liabilities	951,153	4,624	0.49%	874,988	6,028	0.69%	814,140	5,155	0.63%
Noninterest-bearing demand	500,862			400,588			332,197
Other liabilities	17,217			17,894			12,286
Shareholders’ equity	171,287			164,642			130,218
Average liabilities and shareholders’ equity	$1,640,519			$1,458,112			$1,288,841
Net interest income and net interest margin (5)		$55,455	3.60%		$53,535	3.94%		$47,546	3.90%

(1) Interest income on loans, net of PPP includes net fees and costs of approximately $720 thousand, $657 thousand and $465 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. Interest income on PPP loans includes net fees and costs of $2.2 million for the year ended December 31, 2020.

(2) Loans, net of PPP includes average nonaccrual loans of $6.2 million, $11.7 million and $4.2 million for the years 2020, 2019 and 2018, respectively.
(3) PPP loans represent average gross loans and excludes deferred fees and costs.
(4) Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

(5) Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income for the years ended December 31, 2020 and 2019 included $753 thousand and $620 thousand, respectively, in accretion of the discount on the loans acquired from Merchants Holding Company, which improved the net interest margin by six basis points.

(6) Yields and rates are calculated by dividing the income or expense by the average balance of the assets or liabilities, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth a summary of the changes in net interest income due to changes in average balances (volume variance) and changes in average rates (rate variance) for 2020 compared to 2019 and 2019 compared to 2018. Changes in interest income and expense which are not specifically attributable to either volume or rate, are allocated proportionately between both variances. Interest income and yields on tax-exempt securities are presented on a nominal basis; not on a tax equivalent basis.

Analysis of Changes in Net Interest Income

	Years Ended December 31,
	2020 over 2019			2019 over 2018
(Amounts in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Increase (decrease) in interest income:
Loans, net of PPP	$1,842	$(3,114)	$(1,272)	$5,217	$362	$5,579
PPP loans	3,280	—	3,280	—	—	—
Taxable securities	(37)	(957)	(994)	1,037	471	1,508
Tax-exempt securities (1)	518	(144)	374	(374)	(11)	(385)
Interest-bearing deposits in other banks	1,707	(2,579)	(872)	145	15	160
Total increase (decrease)	7,310	(6,794)	516	6,025	837	6,862

Increase (decrease) in interest expense:
Demand - interest-bearing	49	(216)	(167)	7	59	66
Money market	574	(927)	(353)	163	790	953
Savings	23	(176)	(153)	84	121	205
Certificates of deposit	(227)	(9)	(236)	(78)	145	67
FHLB borrowings	(29)	(213)	(242)	(433)	245	(188)
Other borrowings	(67)	(8)	(75)	(316)	45	(271)
Junior subordinated debentures	—	(178)	(178)	—	41	41
Total increase (decrease)	323	(1,727)	(1,404)	(573)	1,446	873
Net increase (decrease)	$6,987	$(5,067)	$1,920	$6,598	$(609)	$5,989
(1) Interest income on tax-exempt securities is not presented on a tax equivalent basis.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Noninterest Income

The following table presents the key components of noninterest income for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020 Compared to 2019				2019 Compared to 2018
			Change	Change			Change	Change
(Dollars in thousands)	2020	2019	Amount	Percent	2019	2018	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$636	$730	$(94)	(13)%	$730	$682	$48	7%
ATM and point of sale fees	1,134	1,158	(24)	(2)%	1,158	1,131	27	2%
Payroll and benefit processing fees	647	669	(22)	(3)%	669	652	17	3%
Life insurance	521	536	(15)	(3)%	536	512	24	5%
Gain on sale of investment securities, net	482	186	296	159%	186	44	142	323%
FHLB dividends	369	507	(138)	(27)%	507	480	27	6%
Gain (loss) on sale of OREO	(23)	62	(85)	(137)%	62	73	(11)	(15)%
Loss on disposal of equipment	(132)	—	(132)	(100)%	—	—	—	—%
Other	418	336	82	24%	336	445	(109)	(24)%
Total noninterest income	$4,052	$4,184	$(132)	(3)%	$4,184	$4,019	$165	4%

Noninterest Expense

The following table presents the key components of noninterest expense for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020 Compared to 2019				2019 Compared to 2018
			Change	Change			Change	Change
(Dollars in thousands)	2020	2019	Amount	Percent	2019	2018	Amount	Percent
Noninterest expense:
Salaries & related benefits	$23,827	$22,714	$1,113	5%	$22,714	$20,653	$2,061	10%
Loan origination costs	(2,565)	(1,910)	(655)	(34)%	(1,910)	(1,944)	34	2%
Premises & equipment	3,597	3,752	(155)	(4)%	3,752	3,983	(231)	(6)%
FDIC insurance premium	332	91	241	265%	91	376	(285)	(76)%
Data processing fees	2,281	2,535	(254)	(10)%	2,535	1,997	538	27%
Professional services	1,437	1,539	(102)	(7)%	1,539	1,431	108	8%
Telecommunications	658	737	(79)	(11)%	737	594	143	24%
Acquisition and merger	—	2,193	(2,193)	(100)%	2,193	844	1,349	160%
Other	5,410	5,604	(194)	(3)%	5,604	4,272	1,332	31%
Total noninterest expense	$34,977	$37,255	$(2,278)	(6)%	$37,255	$32,206	$5,049	16%

Noninterest expense for the year ended December 31, 2020 totaled $35.0 million, a decrease of $2.3 million or 6% compared to 2019. Decreases in noninterest expense included the following items:

●	$655 thousand deferred loan origination costs benefit as a result of the 606 loans we originated under the PPP.
●	$2.7 million in non-recurring costs recorded during 2019 associated with our acquisition of Merchants National Bank of Sacramento and the name change subsidiary bank.

The decreases were partially offset by $1.1 million increase in salaries and related benefit, which included:

●	Increased incentive accruals.
●	Hiring three relationship managers to open a loan production office in Santa Rosa.
●	Increase in vacation accrual costs during 2020. Our employees have used less of their vacation benefits in the current year due to travel restrictions imposed in response to the COVID-19 pandemic.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Income Taxes

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The lower effective tax rate in 2018 includes a $1.5 million decrease in our income tax provision composed of a $988 thousand reversal of our reserve for uncertain tax position and a $484 thousand benefit as a result of our cost segregation study and tangible property review.

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Income Taxes:
Income before provision for income taxes	$19,280	$20,464	$19,359
Provision for income taxes	$5,116	$5,503	$3,629
Effective tax rate	26.5%	26.9%	18.7%

The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2020, 2019, and 2018.

	2020	2019	2018
Income tax at the federal statutory rate	21.0%	21.0%	21.0%
State franchise tax, net of federal tax benefit	8.4%	8.6%	8.3%
Amortization of LIHTC partnerships	3.1%	2.4%	2.7%
Officer life insurance	(0.6)%	(0.5)%	(0.6)%
Tax-exempt interest	(1.8)%	(1.3)%	(1.8)%
LIHTC partnership credits and benefits	(3.9)%	(3.5)%	(3.8)%
Accelerated depreciation - cost segregation study	—%	—%	(2.5)%
Reversal of uncertain tax position	—%	—%	(5.1)%
Other	0.3%	0.2%	0.5%
Effective tax rate	26.5%	26.9%	18.7%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

FINANCIAL CONDITION

Consolidated Balance Sheets

As of December 31, 2020, we had total consolidated assets of $1.764 billion, gross loans of $1.140 billion, allowance for loan and lease losses (“ALLL”) of $16.9 million, total deposits of $1.543 billion, and shareholders’ equity of $178 million.

As of December 31, 2020, we maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $19.9 million. We also held interest-bearing deposits in the amount of $87.1 million. Management has been challenged to invest the rapidly increasing liquidity generated by growth in deposits and loan repayments.

Available-for-sale investment securities totaled $446.9 million at December 31, 2020, compared with $287.0 million at December 31, 2019. During 2020, we purchased securities with a par value of $288 million. During 2020, we sold securities with a par value of $54.2 million resulting in $482 thousand in net realized gains. During 2020, we also received $88.5 million in proceeds from principal payments, calls and maturities within the available-for-sale securities portfolio.

At December 31, 2020, our net unrealized gains on available-for-sale securities were $10.6 million compared with $3.7 million net unrealized gains at December 31, 2019. The changes in net unrealized gains was due to changes in market interest rates.

We recorded gross loan balances of $1.140 billion at December 31, 2020, compared with $1.033 billion at December 31, 2019, an increase of $107 million. The increase in gross loans occurred from loans originated from the PPP, which had a balance of $130.8 million at December 31, 2020. Loans, exclusive of PPP declined $24.0 million during the year.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, increased by $1.4 million to $7.0 million, or 0.62% of gross loans (0.70% of gross loans excluding PPP loans), as of December 31, 2020, compared to $5.6 million, or 0.54% of gross loans as of December 31, 2019. The increase in nonperforming assets results primarily from two commercial loans totaling $1.4 million and a $640 thousand commercial real estate loan, all of which are well secured, that were placed on nonaccrual status during the year ending December 31, 2020.

Past due loans as of December 31, 2020 increased $498 thousand to $5.4 million, compared to $4.9 million as of December 31, 2019. The increase in past due loans was primarily due to two commercial loans totaling $1.4 million. We believe that risk grading for past due and nonperforming loans appropriately reflects the risk associated with those loans.

In response to the COVID-19 pandemic, we granted loan payment deferrals to help our borrowers. Without these deferrals, past due loan totals would have been higher at December 31, 2020. A detailed discussion of the loan payment deferrals is provided later in this document under the heading “Troubled Debt Restructuring Guidance”.

As part of the SBA coronavirus debt relief efforts, the SBA made six months of principal and interest payments on all SBA 7(a) loans. Without these payments, past due loan totals would have been higher at December 31, 2020. A detailed discussion of program is provided later in this document under the heading “SBA Loan Payments”.

The ALLL at December 31, 2020 increased $4.7 million to $16.9 million compared to $12.2 million at December 31, 2019. We recorded a $5.3 million provision for loan lease and losses during the year ended December 31, 2020 due to the economic uncertainty caused by COVID-19. At December 31, 2020, relying on our ALLL methodology, which uses criteria such as credit grading, historical loss rates, and qualitative factors we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could result in additional charges to the provision for loan and lease losses. A detailed discussion of the ALLL is provided later in this document under the heading “Allowance for Loan and Lease Losses”. Also, see Note 5 Loans in the Notes to Consolidated Financial Statements for further information on the ALLL and the loan portfolio.

Premises and equipment totaled $15.0 million at December 31, 2020, a decrease of $907 thousand compared to $15.9 million at December 31, 2019. During the year, we invested $1.1 million in premises and equipment.

Our OREO balance at December 31, 2020 was $8 thousand compared to $35 thousand at December 31, 2019. For the year ended December 31, 2020, we transferred into OREO one foreclosed property in the amount of $8 thousand and sold one property out of OREO with a balance of $35 thousand for a net loss of $23 thousand.

Bank-owned life insurance increased $505 thousand during the year ended December 31, 2020 to $24.2 million compared to $23.7 million at December 31, 2019. During 2020, no new policies were purchased, no policies surrendered and no death benefits were received.

Our net deferred tax assets were $4.0 million at December 31, 2020 compared to $4.6 million at December 31, 2019. The decrease was due to the deferred tax effect of unrealized gains in the investment portfolio partially offset by the deferred tax effect of the provision for loan and lease losses.

Goodwill and other intangible assets, net decreased $765 thousand during the year ended December 31, 2020 to $15.7 million compared to $16.5 million at December 31, 2019 due to amortization of core deposit intangibles. We concluded that goodwill was not impaired during 2020. A detailed discussion of our impairment analysis is presented below under the heading “Goodwill and Other Intangibles”.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Other assets, which include the Bank’s investment in qualified zone academy bonds, FHLB stock, right-of-use lease asset and low income housing tax credit partnerships totaled $28.2 million at December 31, 2020 compared to $28.6 million at December 31, 2019. The increase included one new $1.0 million Low Income Housing Tax Credit (“LIHTC”) partnership investment.

Total deposits at December 31, 2020, increased $276 million or 22% to $1.543 billion compared to December 31, 2019.

●

Total non-maturing deposits increased $291.7 million compared to December 31, 2019. The increase in non-maturing deposits was due to PPP loan program disbursements and changes in customer behavior, which is placing greater emphasis on savings.

●

Certificates of deposit decreased $16.1 million compared to December 31, 2019. The decrease in certificates of deposits reflect our decision to reduce reliance on public deposits and depositor reaction to the low interest rate environment.

Other liabilities which include the Bank’s liability for Supplemental Executive Retirement Plan (“SERP”), deferred director compensation, operating leases and funding obligations for investments in LIHTC partnerships increased $463 thousand to $18.2 million as of December 31, 2020 compared to $17.7 million at December 31, 2019.

Investment Securities

The composition of our investment securities portfolio reflects management’s objective of pursuing yield and a relatively stable source of interest income while maintaining an appropriate level of liquidity.

The investment securities portfolio also:

●	Partially mitigates interest rate risk;
●	Diversifies the credit risk inherent in the loan portfolio;
●	Provides a vehicle for the investment of excess liquidity;
●	Provides a source of liquidity when pledged as collateral for lines of credit or certain public funds.

The carrying value of our available-for-sale investment securities totaled $446.9 million at December 31, 2020, compared to $287.0 million at December 31, 2019. During 2020, we deployed significant excess cash into our investment portfolio. Investment purchases were comprised primarily of longer duration municipal bonds and lower coupon mortgage backed securities. During the year ended December 31, 2020, we purchased securities with a par value of $288 million and weighted average yield of 1.82% (1.96% tax equivalent). During the year ended December 31, 2020, we sold securities with a par value of $54.2 million and weighted average yield of 2.21% (2.32% tax equivalent).

The following table presents the available-for-sale investment securities portfolio at fair value as of December 31, for each of the last three years.

(Amounts in thousands)	2020	2019	2018
Available-for-sale securities:
U.S. government & agencies	$32,994	$38,733	$40,087
Obligations of state and political subdivisions	108,366	42,098	50,530
Residential mortgage-backed securities and collateralized mortgage obligations	240,478	180,835	138,503
Corporate securities	—	2,966	2,922
Commercial mortgage-backed securities	28,074	19,307	24,762
Other asset-backed securities	36,968	3,011	124
Total	$446,880	$286,950	$256,928

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents information regarding the amortized cost, and contractual maturity structure of the investment portfolio at December 31, 2020.

			Maturities		Maturities
	Maturities		Over One Through		Over Five Through		Maturities
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$39	2.92%	$1,080	2.30%	$15,956	2.39%	$15,089	2.08%	$32,164	2.24%
Obligations of state and political subdivisions	456	3.29%	9,030	3.78%	13,134	2.66%	80,804	2.41%	103,424	2.56%
Residential mortgage-backed securities and collateralized mortgage obligations	18,096	0.72%	92,163	2.24%	90,786	1.53%	35,784	1.56%	236,829	1.75%
Commercial mortgage-backed securities	—	—%	1,736	2.48%	8,048	1.89%	17,671	1.94%	27,455	1.96%
Other asset-backed securities	—	—%	—	—%	—	—%	36,377	1.47%	36,377	1.47%
Total	$18,591	0.79%	$104,009	2.38%	$127,924	1.78%	$185,725	1.99%	$436,249	1.97%

(1) The maturities for the collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

While every investment security has a contractual maturity, many have cash flows that differ from the contractual terms and result in earlier maturities. The following table presents the expected average life of investment securities at December 31, 2020.

	Available-For-Sale
(Amounts in thousands)	Amortized Cost	Fair Value
Average expected life:
One year or less	$23,654	$23,961
After one year through five years	164,773	170,536
After five years through ten years	206,274	210,574
After ten years	41,548	41,809
Total	$436,249	$446,880

Loan Portfolio

Loan Concentrations

Historically, we have concentrated our loan origination activities primarily within the California counties of El Dorado, Placer, Sacramento, and Shasta. In recent years, our loan origination activity has expanded to include other portions of California and northern Nevada. We manage our credit risk through various diversifications (borrower industry, geography, collateral type) of our loan portfolio, the application of sound underwriting policies and procedures, and ongoing credit monitoring practices. Generally, our loans are secured by real estate or other assets located in California. Repayment is expected from the borrower’s cash flows or cash flows from real estate investments.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents the composition of the loan portfolio as of December 31 for each of the last five years.

	As of December 31,
(Dollars in thousands)	2020	%	2019	%	2018	%	2017	%	2016	%
Loan Portfolio:
Commercial	$115,559	10%	$141,197	14%	$135,543	14%	$142,405	16%	$146,881	18%
PPP	130,814	11%	—	—%	—	—%	—	—%	—	—%
Commercial real estate:
Construction and land development	44,549	4%	26,830	3%	22,563	2%	15,902	2%	36,792	5%
Non-owner occupied	512,832	45%	493,920	48%	433,708	46%	377,668	43%	292,615	36%
Owner occupied	210,155	18%	218,833	21%	204,622	22%	192,023	22%	174,298	22%
Residential real estate:
ITIN	29,035	3%	33,039	3%	37,446	4%	41,188	5%	45,566	6%
1-4 family mortgage	55,925	5%	63,661	6%	34,366	4%	30,377	3%	20,425	3%
Equity lines	18,894	2%	22,099	2%	26,958	3%	30,347	3%	35,953	4%
Consumer and other	21,969	2%	33,324	3%	51,045	5%	49,925	6%	51,681	6%
Gross loans	1,139,732	100%	1,032,903	100%	946,251	100%	879,835	100%	804,211	100%
Deferred fees and costs	229		2,162		1,927		1,710		1,324
Loans, net of deferred fees and costs	1,139,961		1,035,065		948,178		881,545		805,535
Allowance for loan and lease losses	(16,910)		(12,231)		(12,292)		(11,925)		(11,544)
Net loans	$1,123,051		$1,022,834		$935,886		$869,620		$793,991

The following table sets forth the contractual maturity of our loan portfolio as of December 31, 2020.

		After One	After Five	After
	Within One	Through	Through	Fifteen
(Amounts in thousands)	Year	Five Years	Fifteen Years	Years	Total
Loan Portfolio:
Commercial	$45,713	$63,325	$6,521	$—	$115,559
PPP	130,814	—	—	—	130,814
Commercial real estate:
Construction and land development	12,020	11,870	3,224	17,435	44,549
Non-owner occupied	43,739	193,437	254,280	21,376	512,832
Owner occupied	22,513	81,573	104,176	1,893	210,155
Residential real estate:
ITIN	3,331	13,173	12,164	367	29,035
1-4 family mortgage	4,286	20,051	28,963	2,625	55,925
Equity lines	1,063	552	587	16,692	18,894
Consumer and other	1,077	1,906	2	18,984	21,969
Gross loans	264,556	385,887	409,917	79,372	1,139,732
Deferred fees and costs	—	—	—	—	229
Loans, net of deferred fees and costs	$264,556	$385,887	$409,917	$79,372	$1,139,961
Loans with:
Fixed rates	189,331	$155,902	184,308	2,203	531,744
Variable rates	75,225	229,985	225,609	77,169	607,988
Deferred fees and costs	—	—	—	—	229
Total	$264,556	$385,887	$409,917	$79,372	$1,139,961

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents our fixed and variable interest rate loans at December 31, 2020.

(Amounts in thousands)	Fixed	Variable	Total
Loan Portfolio:
Commercial	$68,736	$46,823	$115,559
PPP	130,814	—	130,814
Commercial real estate:
Construction and land development	15,654	28,895	44,549
Non-owner occupied	201,051	311,781	512,832
Owner occupied	45,844	164,311	210,155
Residential real estate:
ITIN	8,551	20,484	29,035
1-4 family mortgage	38,383	17,542	55,925
Equity lines	1,053	17,841	18,894
Consumer and other	21,658	311	21,969
Gross loans	$531,744	$607,988	$1,139,732
Deferred fees and costs	—	229	229
Loans, net of deferred fees and costs	$531,744	$608,217	$1,139,961

Loans with unique credit characteristics

ITIN Loans

We own a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans which are geographically disbursed throughout the United States and are made to legal United States residents who do not possess a social security number. The ITIN loan portfolio is serviced by a third party. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. As with all loans, worsening economic conditions in the United States could cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. If in the future, we become responsible for servicing these loans, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense. As of December 31, 2020, we have granted 63 COVID-19 related payment deferrals for ITIN loans with balances totaling $3.8 million. Payment deferrals are limited to no more than six months.

SFC Loans

Between May of 2014 and December of 2018, we purchased unsecured retail installment home improvement loans that were originated by Service Finance Company, LLC (“SFC”). The loans were made through a network of over 8,000 approved home improvement dealers throughout the United States and Puerto Rico. Loans within the portfolio have a wide range of terms, interest rates and purchase discounts or premiums and at origination were made to borrowers with FICO scores of 750 or higher. Principal repayments on these loans totaled $10.0 million for the year ended December 31, 2020. The loans are serviced by a third party. If in the future, we become responsible for servicing these loans, we may realize additional monitoring and servicing costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense. As of December 31, 2020, we have granted 8 COVID-19 related payment deferrals for SFC loans with balances totaling $127 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PPP Loans

We have 487 PPP loans totaling $130.8 million at December 31, 2020. Loan fee income net of loan origination costs is earned over the 24-month life of the loans as a part of the loan yield. During the fourth quarter of 2020, 119 PPP loans totaling $32.7 million were repaid. When a PPP loan is repaid prior to maturity, all unamortized fees and costs associated with the loan are accelerated into income. During the fourth quarter of 2020, we recognized $664 thousand in accelerated fee income. At December 31, 2020, net fees totaling $2.2 million remain to be earned in future quarters. The following tables provide additional information on PPP loans by industry and by loan size at December 31, 2020.

	At December 31, 2020
(Dollars in thousands)	Number	Balance
Industry:
Construction	75	$55,644
Healthcare and Social Assistance	81	15,520
Professional, Scientific and Tech Services	58	7,708
Accommodation and Food Services	47	8,800
Admin, Support, Waste Management and Remediation Services	15	4,988
Primary Metal Manufacturing	14	5,037
Retail Trade	49	6,710
Other	148	26,407
Total	487	$130,814

	At December 31, 2020
(Dollars in thousands)	Balance	Number	Average Loan Size
Loan Size:
$50,000 or less	$4,220	181	$23
$50,001 to $150,000	11,884	143	83
$150,001 to $350,000	19,150	85	225
$350,001 to $1,999,999	52,004	66	788
$2,000,000 or greater	43,556	12	3,630
Total	$130,814	487	$269

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

During the third quarter of 2020, the SBA began accepting applications for PPP loan forgiveness. The bank has 60 days to review and approve an application before submitting it to SBA, and the SBA then has 90 days to process it for forgiveness. The following table presents the status of our PPP loans as borrowers apply for forgiveness.

	At December 31, 2020
(Dollars in thousands)	Balance	Number	Average Loan Size
Borrower has not started application	$33,459	185	$181
Borrower is working on application	31,277	136	230
Borrower has completed application and bank is reviewing it	43,872	105	418
Bank has approved application and submitted it to the SBA	22,087	44	502
Remaining balance for loans partially repaid by SBA	119	17	7
PPP loans not fully repaid	130,814	487	269

Repayments (1)	32,679	119	275
Total PPP loans originated by bank	$163,493	606	$270

(1) Includes 119 loans fully repaid by SBA or borrower totaling $29.5 million and partial repayment by SBA totaling $3.2 million for 17 borrowers who participated in the SBA Economic Injury Disaster Loan (“EIDL”) program.

Purchased Loans

In addition to loans we have originated or loans we acquired in conjunction with our acquisition of Merchants National Bank of Sacramento, the loan portfolio includes purchased loan pools and purchased participations. Purchased loan pools and participations are recorded at their fair value at the acquisition date.

The following table presents the recorded investment in purchased loan pools and purchased participations at December 31, 2020 and 2019. The purchased loans presented in the table include the ITIN and SFC loans discussed under the heading “Loans with Unique Credit Characteristics”.

	For The Years Ended December 31,
	2020		2019
(Dollars in thousands)	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Loan Type:
Commercial real estate	$14,027	1%	$19,506	2%
Residential real estate	40,242	3%	45,494	4%
Consumer and other	18,369	2%	28,579	3%
Total purchased loans	$72,638	6%	$93,579	9%

Asset Quality

Nonperforming Assets

Our loan portfolio is heavily concentrated in real estate and the ability for a significant portion of our borrowers to repay their loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. Loans secured by real estate or other assets primarily located in California are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. As such, our dependence on real estate secured loans increases the risk of loss in our loan portfolio when a market experiences declining real estate values. Furthermore, declining real estate values would negatively impact holdings of OREO.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when we identify a loan as impaired, we measure the loan for potential impairment using discount cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining independent appraisals. Generally, these appraisals are updated every twelve months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor our Exclusionary List of appraisers and brokers. In most cases, appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, the external appraisal is utilized to measure a loan for potential impairment.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table summarizes our nonperforming assets as of December 31 for each of the last five years.

	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonperforming Assets:
Commercial	$1,535	$61	$959	$1,603	$2,749
Commercial real estate:
Non-owner occupied	—	—	548	—	1,196
Owner occupied	3,734	3,103	—	600	784
Total commercial real estate	3,734	3,103	548	600	1,980
Residential real estate:
ITIN	1,585	2,221	2,388	2,909	3,576
1-4 family mortgage	141	191	185	606	1,914
Equity lines	—	—	43	45	917
Total residential real estate	1,726	2,412	2,616	3,560	6,407
Consumer and other	18	40	23	36	250
Total nonaccrual loans	7,013	5,616	4,146	5,799	11,386
90 days past due and still accruing	—	—	—	—	—
Total nonperforming loans	7,013	5,616	4,146	5,799	11,386
Other real estate owned	8	35	31	35	759
Total nonperforming assets	$7,021	$5,651	$4,177	$5,834	$12,145

Nonperforming loans to gross loans	0.62%	0.54%	0.44%	0.66%	1.42%
Nonperforming loans to gross loans (excluding PPP) (1)	0.70%	0.54%	0.44%	0.66%	1.42%
Nonperforming assets to total assets	0.40%	0.38%	0.32%	0.46%	1.06%

(1) Nonperforming loans to gross loans (excluding PPP) is computed by dividing nonperforming loans by total gross loans excluding gross PPP loans. Management believes that the ratio excluding PPP loans is meaningful when comparing to periods that do not include PPP loans, which are guaranteed by the SBA, and are expected to be forgiven and repaid by the SBA over the next year.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings for each of the last five years.

	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Troubled Debt Restructurings:
Accruing troubled debt restructurings
Commercial	$498	$595	$1,224	$1,551	$776
Commercial real estate:
Non-owner occupied	—	—	795	803	808
Residential real estate:
ITIN	3,466	3,957	4,484	4,614	5,033
Equity lines	126	231	363	380	454
Consumer and other	—	—	—	—	—
Total accruing troubled debt restructurings	4,090	4,783	6,866	7,348	7,071

Nonaccruing troubled debt restructurings
Commercial	—	47	877	863	1,940
Commercial real estate:
Owner occupied	640	—	—	—	—
Residential real estate:
ITIN	1,349	1,593	1,793	2,396	2,691
1-4 family mortgage	—	—	—	296	335
Consumer and other	18	40	23	26	29
Total nonaccruing troubled debt restructurings	2,007	1,680	2,693	3,581	4,995

Total troubled debt restructurings
Commercial	498	642	2,101	2,414	2,716
Commercial real estate:
Non-owner occupied	—	—	795	803	808
Owner occupied	640	—	—	—	—
Residential real estate:
ITIN	4,815	5,550	6,277	7,010	7,724
1-4 family mortgage	—	—	—	296	335
Equity lines	126	231	363	380	454
Consumer and other	18	40	23	26	29
Total troubled debt restructurings	$6,097	$6,463	$9,559	$10,929	$12,066

Total troubled debt restructuring to gross loans outstanding at period end	0.53%	0.63%	1.01%	1.24%	1.50%
Total troubled debt restructuring to gross loans outstanding at period end (excluding PPP) (1)	0.60%	0.63%	1.01%	1.24%	1.50%

(1) Troubled debt restructuring to gross loans (excluding PPP) is computed by dividing troubled debt restructurings by total gross loans excluding gross PPP loans. Management believes that the ratio excluding PPP loans is meaningful when comparing to periods that do not include PPP loans, which are guaranteed by the SBA, and are expected to be forgiven and repaid by the SBA over the next year.

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

As of December 31, 2020, we had $6.1 million in troubled debt restructurings compared to $6.5 million as of December 31, 2019. As of December 31, 2020, we had 91 loans that were classified as troubled debt restructurings, of which 89 loans were performing according to their restructured terms. Troubled debt restructurings represented 0.53% of gross loans (0.60% of gross loans excluding PPP loans) as of December 31, 2020, compared with 0.63% at December 31, 2019. One new loan for $640 thousand was classified as troubled debt restructuring during the year ended December 31, 2020.

Impaired loans of $4.1 million and $4.8 million were classified as accruing troubled debt restructurings at December 31, 2020 and December 31, 2019, respectively. For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of December 31, 2020 and 2019, we had no obligations to lend additional funds on any restructured loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Troubled Debt Restructuring Guidance

Financial institution regulators and the CARES Act have changed the treatment of short-term loan modifications for borrowers impacted by COVID-19. The change provides that modifications made in response to COVID-19, to borrowers under certain circumstances, should not be considered a troubled debt restructuring.

We have responded to the needs of our borrowers in accordance with the CARES Act and regulatory guidance to grant short-term COVID-19 related loan modifications. These modified loans are not troubled debt restructurings and are not considered to be past due or non-performing. We have granted payment deferrals ranging from one to six months determined on a case-by-case basis considering the nature of the business and the impact of COVID-19. Some borrowers on a case by case basis have been granted multiple payment deferrals but the deferrals in total are limited to no more than six months.

In accordance with the CARES Act and interagency guidance, these loans are generally classified based on their past due status prior to their deferral period, so they are classified as performing loans that accrue interest. Accrued and unpaid interest during the deferral period will be collected on a regular repayment schedule at the end of the deferral period.

Since March of 2020, we have granted 278 payment deferrals on loans totaling $127.3 million. As of December 31, 2020 previously deferred loans totaling $115.6 million have resumed making payments or have paid off. Three loans that were previously deferred totaling $2.1 million were past due at December 31, 2020 and have been moved to nonaccrual status. Two of those loans totaling $1.4 million were made to one commercial borrower and are guaranteed under the California Capital Access Program for Small Business. The third loan for $640 thousand is a commercial real estate loan that was changed to a troubled debt restructured loan in the second quarter of 2020.

The following tables present approved loan payment deferrals that are in effect at December 31, 2020. For the loans with payment deferrals at December 31, 2020, one borrower also received a PPP loan through our SBA department.

	Payments Scheduled to Resume In The Three Months Ended
	March 31, 2021
(Dollars in thousands)	Number	Amount
Length of 1st deferral granted:
3 months	4	$1,304
6 months	3	484
Length of 2nd deferral granted:
2 months	2	714
3 months	2	3,053
Loans serviced by others (1)	71	3,959
Total	82	$9,514

(1) Loans serviced by others are small residential mortgages and consumer home improvement loans which are deferred on a short-term basis up to a maximum of six months. These loans are geographically disbursed throughout the United States and serviced by a third party.

	Payments Scheduled to Resume In The Three Months Ended
	March 31, 2021
(Dollars in thousands)	Number	Amount
Industry:
Health care and social assistance	1	$12
Other services	1	2,032
Restaurants, bars and caterers	2	1,695
Other industries	7	1,816
Loans serviced by others (1)	71	3,959
Total	82	$9,514

(1) Loans serviced by others are small residential mortgages and consumer home improvement loans which are deferred on a short-term basis up to a maximum of six months. These loans are geographically disbursed throughout the United States and serviced by a third party.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

SBA Loan Payments

As part of the SBA coronavirus debt relief efforts, the SBA made six months of principal and interest payments on all SBA 7(a) loans that were in regular servicing status at March 27, 2020 and for new SBA 7(a) loans originated between March 27, 2020 and September 27, 2020. At December 31, 2020, our loan portfolio included $31.7 million of SBA 7(a) loans (generally 75% guaranteed). Borrowers resumed responsibility for making their payments on these 7(a) loans in October 2020.

On December 27, 2020, the SBA extended their debt relief program. All qualifying loans approved by the SBA prior the CARES Act will receive an additional three months of principal and interest payments starting in February 2021. After the three-month period, borrowers who are considered underserved will receive an additional five months of principal and interest payments. Newly approved loans from February 1, 2021 through September 30, 2021, will receive six months of principal and interest payments.

Allowance for Loan and Lease Losses

We monitor credit quality and the general economic environment to ensure that the ALLL is maintained at a level that is adequate to cover estimated credit losses in the loan and lease portfolio. Our review of ALLL adequacy utilizes both quantitative and qualitative factors. The quantitative analysis relies on historical loss rates which have been quite low in recent years and which, unfortunately, may not be indicative of potential losses related to a pandemic such as we are currently experiencing with COVID-19. In response to quantitative data deficiencies, we have placed much greater reliance on qualitative factors (Q-Factors).

During the year ended December 31, 2020, our review of the adequacy of our allowance for loan and lease losses (ALLL) focused on our Q-Factors for:

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

During the fourth quarter of 2020, most of our borrowers who received COVID-19 loan payment deferrals have resumed making payments and our COVID-19 credit concerns have moderated; nonaccrual loans decreased due to the repayment of a $1.1 million commercial real estate loan and classified assets decreased due to repayment of $7.2 million from one commercial real estate borrower.

Our ALLL methodology, adjusted for the revised Q-Factors discussed above and the improvements in loan quality metrics necessitated an ALLL of $16.9 million at December 31, 2020, an increase of 38% compared to our ALLL of $12.2 million at December 31, 2019. A provision for loan and lease losses of $5.3 million was recorded for the year ended December 31, 2020. There was no provision for loan and lease loss during the same period a year ago. Our ALLL as a percentage of gross loans was 1.48% as of December 31, 2020 compared to 1.18% as of December 31, 2019. Excluding PPP loans (on which we have no expectation of loss) our ALLL as a percentage of gross loans was 1.68% as of December 31, 2020.

Management believes the Company’s ALLL is adequate at December 31, 2020. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in future charges to the provision for loan and lease losses.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table summarizes the ALLL roll forward for each of the five years ended December 31. This table also includes impaired loan information for each of the five years as of December 31.

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
ALLL:
ALLL beginning balance	$12,231	$12,292	$11,925	$11,544	$11,180
Provision for loan and lease loss charged to expense	5,250	—	—	950	—
Loans charged off	(1,113)	(1,500)	(1,248)	(1,502)	(2,784)
Loan and lease loss recoveries	542	1,439	1,615	933	3,148
ALLL ending balance	16,910	12,231	12,292	11,925	11,544

	At December 31,
	2020	2019	2018	2017	2016
Nonaccrual loans:
Commercial	1,535	61	959	1,603	2,749
Commercial real estate:
Non-owner occupied	—	—	548	—	1,196
Owner occupied	3,734	3,103	—	600	784
Residential real estate:
ITIN	1,585	2,221	2,388	2,909	3,576
1-4 family mortgage	141	191	185	606	1,914
Equity lines	—	—	43	45	917
Consumer and other	18	40	23	36	250
Total nonaccrual loans	7,013	5,616	4,146	5,799	11,386
Accruing troubled-debt restructured loans:
Commercial	498	595	1,224	1,551	776
Commercial real estate:
Non-owner occupied	—	—	795	803	808
Residential real estate:
ITIN	3,466	3,957	4,484	4,614	5,033
Equity lines	126	231	363	380	454
Consumer and other	—	—	—	—	—
Total accruing restructured loans	4,090	4,783	6,866	7,348	7,071

All other accruing impaired loans	—	—	—	—	337
Total impaired loans	11,103	10,399	11,012	13,147	18,794

Gross loans outstanding	$1,139,732	$1,032,903	$946,251	$879,835	$804,211

ALLL to gross loans outstanding	1.48%	1.18%	1.30%	1.36%	1.44%
ALLL to gross loans outstanding (excluding PPP) (1)	1.68%	1.18%	1.30%	1.36%	1.44%
Nonaccrual loans to gross loans outstanding	0.62%	0.54%	0.44%	0.66%	1.42%
Nonaccrual loans to gross loans outstanding (excluding PPP) (2)	0.70%	0.54%	0.44%	0.66%	1.42%

(1) ALLL to gross loans outstanding (excluding PPP) is computed by dividing the ALLL by total gross loans excluding gross PPP loans. Management believes that the ratio excluding PPP loans is meaningful when comparing to periods that do not include PPP loans, which are guaranteed by the SBA, and are expected to be forgiven and repaid by the SBA over the next year.

(2) Nonaccrual loans to gross loans outstanding (excluding PPP) is computed by dividing the nonaccrual loans by total gross loans excluding gross PPP loans. Management believes that the ratio excluding PPP loans is meaningful when comparing to periods that do not include PPP loans, which are guaranteed by the SBA, and are expected to be forgiven and repaid by the SBA over the next year.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following tables summarizes the allowance, reserve for unfunded commitments and discount on acquired loans for each of the five years ended December 31.

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
ALLL	$16,910	$12,231	$12,292	$11,925	$11,544
Reserve for unfunded commitments	800	695	695	695	695
Discount on acquired loans (1)	920	1,672	—	—	—
Total allowances, reserve and discount	$18,630	$14,598	$12,987	$12,620	$12,239

Gross loans	1,139,732	1,032,903	946,251	879,835	804,211
PPP loans (2)	130,814	—	—	—	—
Total gross loans, net of PPP loans	$1,008,918	$1,032,903	$946,251	$879,835	$804,211

ALLL to gross loans outstanding (3)	1.48%	1.18%	1.30%	1.36%	1.44%
ALLL to gross loans outstanding (excluding PPP) (4)	1.68%	1.18%	1.30%	1.36%	1.44%
Total allowance, reserves and discount as a percentage of total gross loans, net of PPP loans (2) (4)	1.85%	1.41%	1.37%	1.43%	1.52%

(1) Discount on acquired loans includes fair value discount for loans acquired from Merchants Holding Company in January 2019.
(2) PPP loans are fully guaranteed by SBA and no allowance, reserve or discount is provided for them.

(3) ALLL to gross loans outstanding (excluding PPP) is computed by dividing the ALLL by total gross loans excluding gross PPP loans. Management believes that the ratio excluding PPP loans is meaningful when comparing to periods that do not include PPP loans, which are guaranteed by the SBA, and are expected to be forgiven and repaid by the SBA over the next year.

(4) Total allowance, reserves and discount is computed by dividing total allowance, reserve and discount by total gross loans, net of PPP loans. Management believes that the ratio excluding PPP loans is meaningful when comparing to periods that do not include PPP loans, which are guaranteed by the SBA, and are expected to be forgiven and repaid by the SBA over the next year.

The following table sets for the ratio of net charge-offs to average loans outstanding for the five years ended December 31.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Loan Portfolio:
Commercial	0.25%	(0.10)%	(0.54)%	(0.31)%	0.48%
Commercial real estate:
Non-owner occupied	—%	(0.01)%	—%	—%	(0.77)%
Owner occupied	0.05%	—%	—%	(0.01)%	(0.28)%
Residential real estate:
ITIN	(0.20)%	0.01%	0.48%	0.38%	0.16%
1-4 family mortgage	(0.03)%	0.03%	(0.59)%	(0.03)%	(0.05)%
Equity lines	(0.04)%	0.11%	0.71%	0.43%	1.46%
Consumer and other	0.80%	0.62%	1.18%	1.47%	1.29%
Total	0.05%	0.01%	(0.04)%	0.07%	(0.05)%

At December 31, 2020, impaired loans had a corresponding specific allowance of $192 thousand. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth the allocation of the ALLL for each of the five years as of December 31.

	At December 31,
(Dollars in thousands)	2020	%	2019	%	2018	%	2017	%	2016	%
ALLL:
Commercial	$2,402	14%	$1,822	15%	$2,205	18%	$2,397	20%	$2,748	24%
Commercial real estate:
Construction and land development	449	3%	131	1%	107	1%	82	1%	177	2%
Non-owner occupied	8,643	50%	5,907	47%	5,169	42%	4,698	40%	3,637	32%
Owner occupied	2,803	17%	2,058	17%	1,840	15%	1,734	15%	1,865	16%
Residential real estate:
ITIN	617	4%	569	5%	660	5%	602	5%	973	8%
1-4 family mortgage	386	2%	185	2%	162	1%	151	1%	106	1%
Equity lines	321	2%	278	2%	351	3%	416	3%	637	5%
Consumer and other	683	4%	933	8%	1,356	11%	1,435	12%	955	8%
Unallocated	606	4%	348	3%	442	4%	410	3%	446	4%
Total ALLL	$16,910	100%	$12,231	100%	$12,292	100%	$11,925	100%	$11,544	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2020, the unallocated allowance amount represented 4% of the ALLL, compared to 3% at December 31, 2019. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

Reserve for Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities in the Consolidated Balance Sheets, was $800 thousand and $695 thousand at December 31, 2020 and December 31, 2019, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis. Based upon changes in the amount of commitments, loss experience, and economic conditions we recorded $105 thousand of provision expense during the year ended December 31, 2020. When necessary, provision adjustments are recorded in Other Expenses in the Consolidated Statements of Income.

Goodwill and Other Intangibles

Goodwill and other intangible assets, net totaled $15.7 million at December 31, 2020 and primarily consisted of goodwill and core deposit intangibles recorded as part of previous acquisitions. Goodwill is evaluated for impairment annually and any such impairment is recognized in the period identified. A more frequent assessment of possible goodwill impairment is performed whenever we identify certain triggering events or circumstances that would more likely than not indicate that the fair value of the Bank is less than the carrying amount of the Bank’s equity. The triggering events to be considered include a deterioration in general economic conditions, decreased overall financial performance of the Company, and a sustained decrease in the Company’s stock price.

During 2020, as a result of the pandemic and the related impacts on the economy and financial markets, we determined that it was appropriate to assess goodwill for impairment at the end of each quarter. At March 31, 2020, June 30, 2020 and September 30, 2020 through both qualitative and quantitative analysis, we determined that goodwill was not impaired.

Throughout the fourth quarter of 2020, our stock price traded above tangible book value and our earnings compared favorably to pre-pandemic periods and to our projections. Pandemic related credit concerns moderated during the fourth quarter, most loans with payment deferrals resumed making payments, there was limited deterioration in our credit quality indicators and anticipated loan losses have not materialized. We used a third party valuation specialist to assist management in performing a quantitative test to assess goodwill for impairment during the fourth quarter of 2020. The fair value of the Company was calculated using a weighted average of the results from two valuation approaches: an income approach and a market approach. The indicated fair value of the Bank was determined to be in excess of the carrying amount of the Bank’s equity by approximately 3% and management concluded that goodwill was not impaired at December 31, 2021.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Deposits

Total deposits as of December 31, 2020 were $1.543 billion compared to $1.267 billion at December 31, 2019, an increase of $276 million or 22%. The following table presents deposit balances by major category as of December 31 for the last two years. The increase in non-maturing deposits was due to PPP loan program disbursements and changes in customer behavior, which is placing greater emphasis on savings. The decrease in certificates of deposit reflect our decision to reduce reliance on public deposits and depositor reaction to the low interest rate environment.

	At December 31,
(Dollars in thousands)	2020	%	2019	%
Deposits:
Noninterest-bearing demand	$541,033	34%	$432,680	34%
Interest-bearing demand	290,251	19%	239,258	19%
Money market	425,121	28%	307,559	24%
Savings	150,695	10%	135,888	11%
Certificates of deposit, $250,000 or greater	57,462	4%	69,017	5%
Certificates of deposit, less than $250,000	78,217	5%	82,769	7%
Total	$1,542,779	100%	$1,267,171	100%

The following table sets forth the distribution of average deposits and their respective average rates for the periods indicated.

	Years Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Deposits:
Interest-bearing demand	$264,652	0.12%	$242,516	0.20%	$238,328	0.17%
Money market	372,939	0.33%	304,340	0.53%	250,685	0.26%
Savings	142,857	0.24%	136,733	0.36%	109,025	0.26%
Certificates of deposit	142,067	1.23%	160,550	1.23%	168,183	1.14%
Interest-bearing deposits	922,515	0.39%	844,139	0.54%	766,221	0.43%
Noninterest-bearing demand	500,862		400,588		332,197
Total deposits	$1,423,377	0.26%	$1,244,727	0.37%	$1,098,418	0.30%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Deposit Maturity Schedule

The following table sets forth the maturities of certificates of deposit in amounts of $250,000 or more as of December 31, 2020.

(Amounts in thousands)	2020
Maturing in:
Three months or less	$10,682
Over three through six months	7,457
Over six through twelve months	16,795
Over twelve months	22,528
Total	$57,462

Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), approximated $795 million and $606 million at December 31, 2020 and 2019, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowings

The following table sets forth our year-to-date average balances for borrowings and their respective average rates for the periods indicated.

	Years Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Borrowings:
FHLB borrowings	$8,347	0.06%	$9,644	2.56%	$22,480	1.94%
Subordinated debt, net	9,981	7.32%	9,935	7.38%	9,890	7.38%
Senior debt, net	—	—%	960	7.60%	5,239	6.51%
Junior subordinated debentures	10,310	2.41%	10,310	4.13%	10,310	3.73%
Total borrowings	$28,638	3.45%	$30,849	4.80%	$47,919	3.96%

Term Debt

At December 31, 2020, we had term debt outstanding with a carrying value of $15.0 million compared to $10.0 million at December 31, 2019. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The Subordinated Debt initially bore interest at a fixed rate of 6.88% per annum through December 19, 2020. Thereafter, interest on the Subordinated Debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points resetting quarterly. At December 31, 2020, the Subordinated Debt had a balance of $10.0 million net of unamortized debt issuance costs. The notes are due in 2025.

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The Subordinated Debt initially bore interest at a fixed rate of 6.88% per annum through December 19, 2020. Thereafter, interest on the Subordinated Debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points resetting quarterly. At December 31, 2020, the Subordinated Debt had a balance of $10.0 million net of unamortized debt issuance costs. The notes are due in 2025.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Senior Debt

In December of 2015, we entered into a senior debt loan agreement to borrow $10.0 million. During the second quarter of 2019, we completed the early repayment and termination of this variable-rate debt agreement.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July of 2005, we participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at a rate equal to three month LIBOR plus 158 basis points (1.80% at December 31, 2020). The Trust-Preferred Securities mature on September 15, 2035, and the covenants allow for redemption of the securities at our option during any quarter prior to maturity.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

SOURCES OF INCOME

Interest Income

We derive our income primarily from net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income is impacted by many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. Aside from changes in market interest rates, the current net interest margin will be affected by the following:

●

The majority of our loans are fixed rate loans or variable rate loans that are already at their floor rate. This has mitigated the impact of declining interest rates on loan yields during 2020. The yield on loans, exclusive of PPP loans, has declined 20 basis points from 4.95% for the year ended December 31, 2019 to 4.75% for the year ended December 31, 2020.

●

We have 487 PPP loans totaling $130.8 million which bear an interest rate of 1.00%. The yield on PPP loans is highly dependent on fees earned typically over the 24-month duration of the loans. For the year ended December 31, 2020, the average yield for PPP loans was 2.95%, including $2.1 million, in fees. At December 31, 2020, $2.2 million in unamortized fee income remains to be earned over the remaining contractual term of the loans. If the PPP loans are forgiven and repaid before the end of the 24-month loan term, we accelerate recognition of the unamortized loan fee, which increases the average yield. During 2020, we recognized $664 thousand in accelerated fee income.

●

The impact of declining interest rates has been more immediate on our investment portfolio and our interest-bearing deposits in other banks. Much of our investment portfolio is collateralized by residential and commercial real estate mortgages. The rapid decline interest rates earlier in the year facilitated the refinance of many of these mortgages, which accelerated bond repayments and accelerated amortization of bond premiums, lowering yields. Additionally, the accelerated cash flows from the investment portfolio were reinvested at substantially lower yields. Yield on taxable securities declined from 2.70% for the year ended December 31, 2019 to 2.31% for the year ended December 31, 2020.

●

During 2020, in response to the economic effects of the COVID-19 pandemic, the Federal Reserve cut its interest rates by 150 to 175 basis points. Our average yield on interest bearing deposits in other banks decreased 178 basis points for the current year compared to the prior year. We have also experienced significant increased deposit balances due to PPP loan program disbursements and changes in customer behavior. We expect to invest this excess liquidity into loans or our investment portfolio, which should enhance our net interest margin and net interest income.

●

Cash flows from our loan and investment portfolio are being reinvested in the current market at significantly lower rates. Recent bond purchases have centered on longer duration investments such as longer maturity municipal bonds and lower coupon and moderate-term mortgage backed securities.

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

When market interest rates begin to increase in the future, we anticipate that our interest rate risk position will be neutral to moderately liability sensitive which will remain true until sufficient rate rise allows variable rate loans to move higher off their floors.

The low interest rate environment combined with excess liquidity from increased deposits being invested in lower yielding assets has contributed to our lower net interest margin. Because many of our liabilities are already priced near historic lows with little room for further reductions, if interest rates decline, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. We assess our interest rate risk by estimating the effect of interest rate changes on our earnings under various simulated scenarios. The scenarios differ based on assumptions including the direction, magnitude and speed of interest rate changes, and the slope of the yield curve.

There is always the risk that changes in interest rates could reduce our net interest income and earnings in material amounts, especially if actual conditions turn out to be materially different than simulated scenarios. To reduce our interest rate risk, we may rebalance our investment and loan portfolios, refinance our debt or take other strategic actions, which may result in losses or expenses.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table summarizes as of December 31, 2020 when loans are projected to reprice by year and by rate index.

						Years 6
						Through	Beyond
(Amounts in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 10	Year 10	Total
Rate Index:
Fixed	$189,331	$39,766	$58,323	$29,333	$28,480	$164,817	$21,694	$531,744
Variable:
Prime	77,139	6,390	3,408	6,882	9,595	1,232	—	104,646
5 Year Treasury	51,142	65,555	58,578	75,057	109,165	54,938	—	414,435
7 Year Treasury	3,242	4,866	479	5,601	13,839	—	—	28,027
1 Year LIBOR	22,509	—	—	—	—	—	—	22,509
Other Indexes	2,996	2,404	1,775	5,567	7,041	10,632	1,172	31,587
Total variable	157,028	79,215	64,240	93,107	139,640	66,802	1,172	601,204

Nonaccrual	1,047	1,030	987	694	496	2,018	741	7,013
Total	$347,406	$120,011	$123,550	$123,134	$168,616	$233,637	$23,607	$1,139,961

For variable rate loans, the following table summarizes those that are at or above their floor rate, and those that do not possess a contractual floor rate.

	At December 31, 2020
	Loans At	Loans Above
(Amounts in thousands)	Floor Rate	Floor Rate	Total
Variable rate loans with floors:
Prime	$54,833	$5,914	$60,747
5 year Treasury	342,105	46,964	389,069
7 Year Treasury	28,027	—	28,027
1 Year LIBOR	—	717	717
Other Indexes	18,290	833	19,123
	$443,255	$54,428	497,683

Variable rate loans without floors:
Prime			43,899
5 year Treasury			25,366
1 Year LIBOR			21,792
Other Indexes			12,464
			103,521

Total accruing variable rate loans			$601,204

Nonaccrual			7,013
Total variable rate loans			$608,217

Non Interest Income

We also earn noninterest income. Sources of noninterest income include fees earned on deposit related services, ATM and point of sale fees, payroll and benefit processing fees, earnings on bank-owned life insurance, gains on sale of available-for-sale securities, and dividends on FHLB stock. Most of these sources of income do not vary significantly from quarter to quarter. Possible exceptions include gains on sale of available-for-sale securities and death proceeds from bank-owned life insurance.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

LIQUIDITY AND CASH FLOW

Merchants Bank of Commerce

We have experienced a significant increase in deposit balances during 2020 as all PPP loan funds were deposited into customer accounts at our bank and as a result of modified customer behavior which during the year was focused on cash accumulation. Through December 31, 2020, we have not experienced any unusual pressure on our deposit balances or on our liquidity position as a result of the COVID-19 pandemic. Should this change, in addition to our primary sources of liquidity, the Bank has credit arrangements as discussed below.

The principal objective of our liquidity management program is to maintain our ability to meet the day-to-day cash flow requirements of our customers who wish either to withdraw funds on deposit or to draw upon their credit facilities. We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position.

In addition to liquidity provided by core deposits, loan repayments and cash flows from securities, the Bank can borrow on a secured basis from the FHLB, borrow on a secured basis from the Federal Reserve Bank, borrow on established conditional federal funds lines of credit, sell securities, or issue subscription / brokered certificates of deposit.

At December 31, 2020, the Bank had the following credit arrangements:

●	Line of credit with the FHLB of $370.2 million is subject to collateral requirements, namely the amount of pledged loans and investment securities.
●	Line of credit with the Federal Reserve Bank of $6.5 million is subject to collateral requirements, namely the amount of pledged loans.
●	Nonbinding unsecured federal funds line of credit agreements with three financial institutions. The available credit on these lines totaled $75.0 million at December 31, 2020 and had interest rates ranging from 0.12% to 0.30%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.
●

Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“PPPLF”) from the Federal Reserve Bank. The credit facility provides term funding for loans made under the SBA’s PPP. Advances under the program will be collateralized with PPP loans, bear a fixed rate of interest of 0.35% and are to be repaid as the underlying loans are paid down, forgiven, or sold to SBA. We have not utilized any of the liquidity provided by the PPPLF.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. At December 31, 2020, the Holding Company had cash balances of $3.9 million. Our principal source of cash is dividends received from the Bank. During 2020, the Bank paid dividends of $15.0 million to the Holding Company, most of which were used to repurchase common stock. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company in the future.

Consolidated Statement of Cash Flows

Net cash of $22.8 million was provided by operating activities for the year ended December 31, 2020. As disclosed in the Consolidated Statements of Cash Flows The primary difference between net income and cash provided by operating activities, was non-cash items including:

●	$5.3 million provision for loan and lease losses.
●	$2.0 million in depreciation, accretion and amortization.
●	$1.9 million in deferred loan fees and costs.

Net cash of $260.8 million was used by investing activities during the year ended December 31, 2020 consisted principally of:

●	$298.1 million in purchases of investment securities.
●	$127.0 million in net loan originations.

These uses of cash were partially offset by:

●	$88.5 million in proceeds from maturities and payments of investment securities.
●	$56.0 million in proceeds from sale of investment securities.
●	$20.9 million in repayments on purchased loan pools.

Net cash of $264.4 million was provided by financing activities during the year ended December 31, 2020 principally consisted of:

●	$291.7 million increase in non-maturing deposits.
●	$5.0 million in advances net of repayments from our line of credit with the FHLB.

These sources were partially offset by:

●	$16.1 million decrease in certificates of deposit.
●	$12.7 million repurchase of common stock.
●	$3.4 million dividends paid on common stock.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

CAPITAL RESOURCES

Equity capital is available to support organic and strategic growth, pay dividends and repurchase shares. The objective of effective capital management is to produce competitive long-term returns for our shareholders while ensuring that adequate capital is maintained relative to the Company’s risk profile. Our sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt or trust notes.

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

As of January 1, 2020 for certain qualifying institutions, the FDIC accepts compliance with a Community Bank Leverage Ratio in lieu of the Basel III capital requirements. We are a qualifying institution; however, we have opted to continue reporting under the Basel III requirements. We can opt-in to use the Community Bank Leverage Ratio at any time in the future.

CAPITAL ADEQUACY

Overall capital adequacy is monitored on a day-to-day basis by management and reported to our Board of Directors on a monthly basis.

As of December 31, 2020, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for Prompt Corrective Action (“FDIC PCA”). There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of December 31, 2020, are presented in the following table.

	December 31, 2020
			FDIC PCA	BASEL III
			Well	Minimum	Capital	Minimum Capital
		Actual	Capitalized	Capital	Conservation	Ratio plus Capital
(Dollars in thousands)	Capital	Ratio	Requirement	Requirement	Buffer	Conservation Buffer
Holding Company:
Common equity tier 1 capital ratio	$155,542	13.12%	n/a	4.50%	2.50%	7.00%
Tier 1 capital ratio	$165,542	13.97%	n/a	6.00%	2.50%	8.50%
Total capital ratio	$190,393	16.06%	n/a	8.00%	2.50%	10.50%
Tier 1 leverage ratio	$165,542	9.46%	n/a	4.00%	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$172,612	14.58%	6.50%	4.50%	2.50%	7.00%
Tier 1 capital ratio	$172,612	14.58%	8.00%	6.00%	2.50%	8.50%
Total capital ratio	$187,450	15.83%	10.00%	8.00%	2.50%	10.50%
Tier 1 leverage ratio	$172,612	9.86%	5.00%	4.00%	n/a	4.00%

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 for further detail on potential risks relating to the Subordinated Notes.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Goodwill and other intangible assets, net totaled $15.7 million at December 31, 2020 and primarily consisted of goodwill and core deposit intangibles recorded as part of previous acquisitions. See Note 7, Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements in this document for additional detail goodwill and other intangible assets. When calculating capital ratios, goodwill and other intangible assets, net are deducted from Tier 1 capital.

During the fourth quarter of 2020, we announced a share repurchase program to repurchase up to 1.0 million shares of common stock over a period ending December 31, 2021. As of March 5, 2021, no shares have been repurchased under this program.

In late 2019, we announced a share repurchase program to repurchase 1.0 million common shares which was later increased to 1.5 million common shares. Between October of 2019 and April of 2020, all 1.5 million shares were repurchased at a total cost of $13.6 million including commissions, or an average of $9.11 per share.

We are participating in the PPP administered through the SBA. The growth in our assets resulting from the PPP has impacted our Tier 1 Leverage capital ratio as we have not utilized the liquidity available to us from the PPPLF and its associated beneficial capital treatment. We have not utilized the PPPLF because we have sufficient organic liquidity from other sources.

CASH DIVIDENDS AND PAYOUT RATIOS PER COMMON SHARE

The following table presents cash dividends declared and dividend pay-out ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2020, 2019 and 2018. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, our risk profile, capital preservation and expected growth. The dividend rate is reassessed periodically by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

	2020	2019	2018
Dividends declared per common share for the quarter ended March 31,	$0.05	$0.04	$0.03
Dividends declared per common share for the quarter ended June 30,	0.05	0.05	0.04
Dividends declared per common share for the quarter ended September 30,	0.05	0.05	0.04
Dividends declared per common share for the quarter ended December 31,	0.06	0.05	0.04
Total	$0.21	$0.19	$0.15

Dividend payout ratio	25%	15%	15%

TANGIBLE BOOK VALUE PER SHARE AND TANGIBLE COMMON EQUITY RATIO

We believe the tangible common equity ratio and tangible book value per share are meaningful measures that the Company and investors commonly use to assess the value and capital levels of the Company.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table provides a reconciliation of shareholders' equity (GAAP) to tangible common equity (non-GAAP), and total assets (GAAP) to tangible assets (non-GAAP) as of December 31, 2020 and December 31, 2019.

	December 31,	December 31,
(Dollars in thousands except ratio and per share data)	2020	2019
Tangible common shareholders' equity:
Total shareholders' equity (GAAP)	$177,702	$174,478
Subtract:
Goodwill (GAAP)	11,671	11,671
Other intangible assets, net (GAAP)	4,044	4,809
Tangible common shareholders' equity (non-GAAP)	$161,987	$157,998

Total assets (GAAP)	$1,763,954	$1,479,616
Subtract:
Goodwill (GAAP)	11,671	11,671
Other intangible assets, net (GAAP)	4,044	4,809
Tangible assets (non-GAAP)	$1,748,239	$1,463,136

Common equity ratio (GAAP)	10.07%	11.79%
Tangible common equity ratio (non-GAAP)	9.27%	10.80%
Book value per share (GAAP)	$10.58	$9.62
Tangible book value per share (non-GAAP)	$9.64	$8.71

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

IMPACT OF INFLATION

Inflation affects our financial position as well as operating results. It is our opinion that the effect of inflation on our financial statements for the years ended December 31, 2020 and December 31, 2019 has not been material.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

RISK MANAGEMENT

Overview

Through our corporate governance structure, risk and return are evaluated to produce sustainable revenues, reduce risk of earnings volatility and increase shareholder value. The financial services industry is exposed to four major categories or types of risks; liquidity, credit, market and operational. Liquidity risk is the possibility that we will be unable to meet liability maturities and withdrawals, fund asset growth and otherwise meet contractual obligations at reasonable market rates. Credit risk is the potential inability of a customer to meet their repayment obligations or the inability of a bond issuer to meet their contractual repayment obligations. Market risk is the possibility asset and liability values will fluctuate in response to changes in market prices and yields, and operational risk is the potential for losses resulting from events involving people, processes, technology, legal issues, external events, regulation, or reputation.

Board Committees

Our corporate governance structure begins with our Board of Directors. The Board of Directors evaluates risk through the Chief Risk Officer and our Enterprise Risk Management reporting and monitoring process (ERM). Our ERM is evaluated quarterly and compares our risk appetite and key risk indicators to actual results and to peer data. The Board of Directors also evaluates risk through a number of Board Committees including the following:

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
●

The Environmental, Social and Governance (“ESG”) Committee. On February 16, 2021, we adopted an Environmental and Social Risk Policy Framework and created an ESG committee to strengthen our oversight of environmental and social governance issues. The ESG Committee reports to the Nominating and Corporate Governance Committee of the Board of Directors on ESG activities and practices, and also periodically updates the Board of Directors as to progress in achieving our ESG goals.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Liquidity Risk Management

Liquidity Risk

Liquidity risk is the possibility that we will be unable to meet liability maturities, deposit withdrawals, fund asset growth or otherwise meet contractual obligations at reasonable market rates. Liquidity management involves maintaining ample and diverse funding capacity, liquid assets and other sources of cash to accommodate fluctuations in asset and liability levels due to business shocks or unanticipated events. ALCO is responsible for establishing our liquidity policy and the Bank’s internal ALCO Roundtable group is responsible for planning and executing the funding activities and strategies.

The Bank’s liquid assets consist of cash and amounts due from banks, cash from repayments and maturities of loans, short-term money market investments, sales of available-for-sale securities and cash flows from investments. Liquidity is generated from liabilities through deposit growth and term debt borrowings. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives.

The Bank has secondary sources of liquidity available from correspondent banking lines of credit, a secured line of credit with the Federal Reserve Bank and a secured borrowing line with the FHLB. While these sources are expected to continue to provide significant amounts of secondary liquidity in the future, their availability, as well as the possible use of other sources, is dependent on future economic and market conditions, pledging of acceptable collateral and maintenance of required minimum capital ratios.

The Holding Company’s principal source of cash is dividends received from the Bank, which it has consistently received for many years. See Item 1A Risk Factors and Note 17 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the restrictions on the Bank’s ability to pay dividends.

To accommodate future growth and business needs, we develop an annual capital expenditure budget during strategic planning sessions. Based on our budgets and forecasts, we believe that our earnings, acquisition of core deposits and wholesale borrowing arrangements will be sufficient to support liquidity needs in 2021.

Term Debt

Federal Home Loan Bank of San Francisco borrowings

We periodically utilize FHLB advances as a source of wholesale funding to provide temporary liquidity. As of December 31, 2020, the Bank had $5.0 million in FHLB advances outstanding. There were no FHLB advances outstanding at December 31, 2019. See Note 10 Term Debt in the Notes to Consolidated Financial Statements for information on our FHLB borrowings.

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million in aggregate principal amount of fixed to floating rate Subordinated Notes due in 2025. The Subordinated Debt initially bore interest at a fixed rate of 6.88% per annum through December 19, 2020, payable semi-annually. Thereafter, interest on the Subordinated Debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points, payable quarterly until the maturity date. In December of 2015, the Holding Company incurred subordinated debt issuance costs of $210 thousand, which were amortized over the initial five-year-term as additional interest expense.

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million. During the second quarter of 2019, we completed the early repayment and termination of this debt agreement.

Term debt at December 31, 2020, 2019 and 2018 consisted of the following:

(Amounts in thousands)	2020	2019	2018
Term Debt:
FHLB borrowings	$5,000	$—	$—
Subordinated debt	10,000	10,000	10,000
Less unamortized debt issuance cost	—	(43)	(89)
Senior debt	—	—	3,496
Less unamortized debt issuance cost	—	—	(2)
Total term debt at December 31,	$15,000	$9,957	$13,405

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents the weighted average contractual interest rates on outstanding borrowings during the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Rates:
FHLB borrowings	0.06%	2.56%	1.94%
Subordinated debt	6.88%	6.88%	6.88%
Senior debt	—%	6.73%	6.18%

The following table presents the maximum outstanding balance at any month end, average balance during the year and effective weighted average interest rate during the year on outstanding term debt for the years ended December 31, 2020, 2019 and 2018.

(Dollars in thousands)	2020	2019	2018
Term Debt:
FHLB borrowings:
Maximum balance outstanding at any month end	$40,000	$40,000	$70,000
Average balance outstanding during the year	$8,347	$9,644	$22,480
Effective weighted average interest rate during year	0.06%	2.56%	1.94%
Subordinated debt net of unamortized debt issuance costs:
Maximum balance outstanding at any month end	$10,000	$9,957	$9,911
Average balance outstanding during the year	$9,981	$9,935	$9,890
Effective weighted average interest rate during year	7.38%	7.38%	7.38%
Senior debt net of unamortized debt issuance costs:
Maximum balance outstanding at any month end	$—	$3,195	$6,890
Average balance outstanding during the year	$—	$960	$5,239
Effective weighted average interest rate during year	—%	7.22%	6.51%

Credit Risk Management

Credit risk is the possibility that a loan customer will be unable to meet their repayment obligations or that a bond issuer will be unable to meet their contractual repayment obligations. Credit risk exists in our outstanding loans, letters of credit, FHLB affordable housing grant sponsorships, unfunded loan commitments, deposits with other institutions and investment bond portfolio. In all of these areas we manage credit risk based on the risk profile of the borrower/grantee/issuer, repayment sources and the nature of the underlying collateral given current events and conditions. We rely on various controls including our underwriting standards, loan policies, internal loan monitoring, ALLL methodology and credit reviews to manage credit risk.

Concentrations of credit risk

We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate related loans, which represented approximately 77% (86% of our gross loan portfolio excluding PPP loans) at December 31, 2020 and 83% of our gross loan portfolio at December 31, 2019.

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

An essential element of the methodology for determining the ALLL is our credit risk evaluation process, which includes credit risk grading of individual, commercial, construction, commercial real estate, and consumer loans. Loans are assigned credit risk grades based on our assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Loans are reviewed on an annual or rotational basis or as management becomes aware of information affecting the borrower’s ability to fulfill its obligations. Each credit risk grade is assigned a loss percentage when calculating the adequacy of the ALLL.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Federal Home Loan Bank of San Francisco Affordable Housing Grant and Access to Housing and Economic Assistance for Development Grant Sponsorships

As part of satisfying our CRA responsibilities, we are a sponsor for various nonprofit organizations which receive cash grants from the FHLB. Those grants require the nonprofit organization to comply with stipulated conditions of the grant over specified periods of time which typically vary from 10 to 15 years. If the nonprofit organization fails to comply, FHLB can require us to refund the amount of the grant to FHLB. To mitigate this contingent credit risk, Credit Administration underwrites the financial strength of the nonprofit organization and reviews their systems of internal control to determine, as best as is possible, that they will not fail to comply with the conditions of the grant.

Investment Securities Portfolio

To manage credit risk in the investment securities portfolio, we have an investment policy that sets forth limitations that apply to all investments with respect to credit rating and concentrations with an issuer. We perform a pre-purchase analysis on all bonds not secured by the U.S. Government or Agency of the U.S. Government to ensure that the investment meets our credit risk requirements and repayment expectations. We perform annual and quarterly credit reviews to ensure our investments continue to meet our credit risk requirements and repayment expectations.

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

Investment Securities Portfolio

The investment securities portfolio is central to our asset liability management strategies. The decision to purchase or sell securities is based upon our assessment of current and projected economic and financial conditions, including the interest rate environment, liquidity, changes in a security’s credit rating, the risk weighting of a security and other regulatory requirements. We classify our securities as “available-for-sale” or “held-to-maturity” at the time of purchase. We do not engage in trading activities. Securities held-to-maturity are carried at amortized cost. Securities available-for-sale may be sold to implement our asset liability management strategies and in response to changes in interest rates, prepayment rates, and similar factors. Securities available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated other comprehensive income (loss), in a separate component of shareholders’ equity. Gain or loss on sale of securities is calculated on the specific identification method.

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

Valuation of Goodwill

Goodwill results from a business combination, and is calculated as the amount of consideration paid in excess of the fair value of the net assets acquired in a transaction. Goodwill is considered to have an indefinite life and is therefore not amortized. It is reviewed annually for impairment, or more frequently if required by circumstances known as triggering events. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock.

We perform our analysis of goodwill at the reporting unit level analyzing factors that would impact the estimated fair value of the reporting unit compared to its carrying value. We first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that goodwill is impaired. If the qualitative assessment results indicate that it is more likely than not that the fair value of any reporting unit is less than its carrying amount, then the quantitative impairment test is performed. Various valuation methodologies are considered when completing the quantitative impairment test to determine the estimated fair value of the reporting unit which is then compared to its carrying value, including goodwill. If the fair value of the our Company (our only reporting unit) is less than its carrying amount, an impairment charge would be taken for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

During the year ended December 31, 2020, in response to the economic effects of the COVID-19 pandemic, the Federal Reserve cut its interest rates by 150 to 175 basis points. The Federal Reserve has provided guidance that it does not intend to lower rates below 0% and that it expects interest rates to remain low for an extended period of time in pursuit of maximum employment and inflation at a rate of 2%. Acknowledging this guidance, the Bank is primarily focused on strategies for an extended low rate environment.

We model the estimated annualized change to our net interest income for changes in interest rates. The model assumes a static balance sheet, relies on historic betas and assumes immediate parallel rate changes and no assurance can be given that future performance will mirror the model. The most recent model results reflecting annualized increases and decreases in net interest income as of December 31, 2020 are presented below.

(Amounts in thousands)	December 31, 2020
Change in Federal Funds Rate:	Estimated Annualized Change in Net Interest Income
Up 400 basis points	$(9,300)
Up 300 basis points	$(5,500)
Up 200 basis points	$(843)
Up 100 basis points	$318
Down 100 basis points	$(37)
Down 200 basis points	$(297)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Our Company is dynamic while the model assumes a static balance sheet. We believe that the maturity structure of our rate-sensitive assets and liabilities contributes to our ability to re-price a significant amount of our rate-sensitive assets and liabilities and mitigate the impact of rate changes in excess of 100 basis points. The model’s primary benefit to management is its assistance in evaluating the impact that future strategies with respect to our mix and level of rate-sensitive assets and liabilities will have on our net interest income.

Our approach to managing interest rate risk may include the use of derivatives, including interest rate swaps, caps and floors. This helps to minimize significant, unplanned fluctuations in earnings, fair values of assets and liabilities and cash flows caused by interest rate volatility. This approach utilizes a financial instrument with the same characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on the net interest margin and cash flows.

The following table sets forth as of December 31, 2020 the distribution of re-pricing opportunities for our earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) re-pricing interest-earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each re-pricing interval, and the cumulative GAP to total assets.

	Gap Analysis
	Within 3	3 Months To	One Year To	Over Five
(Dollars in thousands)	Months	One Year	Five Years	Years	Total
Interest-earning assets
AFS securities	$86,823	$67,449	$136,656	$155,952	$446,880
Other investments	87,111	—	—	—	87,111
Loans, net of deferred fees and costs	108,135	239,271	535,311	257,244	1,139,961
Total earning assets	$282,069	$306,720	$671,967	$413,196	$1,673,952

Interest-bearing liabilities
Demand - interest-bearing	$290,251	$—	$—	$—	$290,251
Money market	425,121	—	—	—	425,121
Savings	150,695	—	—	—	150,695
Certificates of deposit	27,167	62,152	46,343	17	135,679
Term debt and junior subordinated debentures, net	10,310	15,000	—	—	25,310
Total interest-bearing deposits and borrowings	$903,544	$77,152	$46,343	$17	$1,027,056

Re-pricing GAP	$(621,475)	$229,568	$625,624	$413,179	$646,896
Cumulative re-pricing GAP	$(621,475)	$(391,907)	$233,717	$646,896

Gap ratio	0.31	3.98	14.50	24,305.65	1.63
Cumulative gap ratio	0.31	0.60	1.23	1.63

Gap as % of earning assets	(37)%	14%	37%	25%	39%
Cumulative GAP as % of earning assets	(37)%	(23)%	14%	39%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 8 - Financial Statements and Supplementary Data

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bank of Commerce Holdings

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for loan losses:

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for loan and lease losses balance was $16.9 million at December 31, 2020, and is based on the Company’s continuing evaluation of all known relevant quantitative and qualitative internal and external risk factors. The historical valuation allowances are based on estimated probable losses for similarly situated loan pools. The Company divides the loan portfolio into sub-categories of similar type loans. Each category is assigned a historical loss factor and additional qualitative factors. The sub-categories are also further segmented by risk rating. Each risk rating is assigned an additional loss factor to account for the additional risk in those loans with higher risk levels. The Company performs regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and assigns risk ratings. These risk ratings are a primary factor in determining an appropriate amount of the allowance for loan and lease losses. The general valuation allowances are based on qualitative factors such as changes in asset quality trends, concentrations of credit or changes in concentrations of credit, changes in underwriting standards, changes in experience or depth of lending staff or management, the effectiveness of loan grading and the internal loan review function, changes in economic conditions, and any other relevant factors. Management evaluates each qualitative component quarterly to determine the associated risks to the quality of our loan portfolio.

We identified management’s risk ratings of loans and the estimation of qualitative credit risk factors, both of which are used in the allowance for loan losses calculation, as critical audit matters because these estimates and underlying assumptions require significant management judgment in the evaluation of the credit quality and the estimation of incurred losses inherent within the loan portfolio as of the balance sheet date and in turn led to a high degree of auditor judgment and subjectivity in performing the procedures and evaluating the related audit evidence.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of internal controls relating to management’s calculation of the allowance for loan losses.
●	Testing the design, implementation, and operating effectiveness of controls over the accuracy of risk ratings of loans.
●

Testing a risk-based targeted selection of loans to gain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable.

●

Obtaining management’s analysis and supporting documentation related to the qualitative credit risk factors, and testing whether the qualitative credit risk factors used in the calculation of the allowance for loan losses are supported by the analysis provided by management and are used in a manner consistent with management’s established policies and procedures.

●

Performing an independent sensitivity analysis to evaluate the reasonableness of the qualitative credit risk factors used by management to account for inherent losses that are not captured in the calculation of the allowance for loan losses based on historical loss rates alone.

●

Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan losses, and testing the calculation itself, including completeness and accuracy of the data used in the calculation, application of the loan risk ratings determined by management and used in the calculation, application of the qualitative credit risk factors determined by management and used in the calculation, and recalculation of the allowance for loan losses balance.

Goodwill:

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s goodwill balance was $11.7 million at December 31, 2020. Goodwill results from business combinations and is calculated as the amount of consideration paid in excess of the fair value of the net assets acquired in business combination transactions. Goodwill is subject to impairment testing on an annual basis, or on an interim basis when events and circumstances indicate impairment potentially exists. In conjunction with the Company’s annual evaluation of goodwill impairment, management performed a quantitative evaluation of goodwill impairment. The Company used a third-party valuation specialist to assist management in performing the impairment test. The fair value utilized in the analysis was calculated based on the weighted average of the results from two valuation approaches – an income approach and a market approach.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

We identified goodwill impairment as the critical audit matter because the methods and underlying assumptions in performing a quantitative test involves high levels of management judgment and in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to management’s valuation methods and significant assumptions.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of internal controls relating to the review of the goodwill impairment analysis.
●	Testing completeness and accuracy of the data used in the goodwill impairment analysis.
●	Testing whether the cash flow projections utilized in the discounted cash flow calculations are supported by management’s analysis.
●

Utilizing a valuation specialist to evaluate the reasonableness and appropriateness of cash flow projections, discount rate, cost savings, and data sources utilized in the analysis, including consideration of key factors, alternative assumptions, and the consistency of assumptions with supporting data, historical information, and understanding of the industry.

●	Utilizing a valuation specialist to evaluate the reasonableness and appropriateness of the market approach and comparison companies utilized in the analysis.

/s/ Moss Adams LLP

Sacramento, California
March 5, 2021

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment and those criteria, we believe that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements that are included in this annual report as of December 31, 2020 and issued their Report of Independent Registered Public Accounting Firm, which appears on the previous page.

/s/ Randall S. Eslick
Randall S. Eslick, President and Chief Executive Officer

/s/ James A. Sundquist
James A. Sundquist, EVP and Chief Financial Officer

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2020 and 2019

(Amounts in thousands, except share information)	2020	2019
Assets:
Cash and due from banks	$19,875	$21,338
Interest-bearing deposits in other banks	87,111	59,266
Total cash and cash equivalents	106,986	80,604

Securities available-for-sale, at fair value	446,880	286,950

Loans, net of deferred fees and costs	1,139,961	1,035,065
Allowance for loan and lease losses	(16,910)	(12,231)
Net loans	1,123,051	1,022,834

Premises and equipment, net	14,999	15,906
Life insurance	24,206	23,701
Deferred tax asset, net	3,954	4,553
Goodwill	11,671	11,671
Other intangible assets, net	4,044	4,809
Other assets	28,163	28,588
Total assets	$1,763,954	$1,479,616

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$541,033	$432,680
Demand - interest-bearing	290,251	239,258
Money market	425,121	307,559
Savings	150,695	135,888
Certificates of deposit	135,679	151,786
Total deposits	1,542,779	1,267,171

Term debt:
Federal Home Loan Bank of San Francisco ("FHLB") borrowings	5,000	—
Other borrowings	10,000	10,000
Less unamortized debt issuance costs	—	(43)
Net term debt	15,000	9,957

Junior subordinated debentures	10,310	10,310
Other liabilities	18,163	17,700
Total liabilities	1,586,252	1,305,138

Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; issued and outstanding - 16,800,662 as of December 31, 2020 and 18,137,167 as of December 31, 2019	58,988	71,311
Retained earnings	111,226	100,566
Accumulated other comprehensive income	7,488	2,601
Total shareholders’ equity	177,702	174,478
Total liabilities and shareholders’ equity	$1,763,954	$1,479,616

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income

For the years ended December 31, 2020 and 2019

(Amounts in thousands, except per share information)	2020	2019
Interest income:
Interest and fees on loans	$52,542	$50,534
Interest on taxable securities	5,679	6,673
Interest on tax-exempt securities	1,618	1,244
Interest on interest-bearing deposits in other banks	240	1,112
Total interest income	60,079	59,563
Interest expense:
Interest on demand - interest-bearing	313	480
Interest on money market	1,246	1,599
Interest on savings	340	493
Interest on certificates of deposit	1,741	1,977
Interest on FHLB borrowings	5	247
Interest on other borrowings	731	806
Interest on junior subordinated debentures	248	426
Total interest expense	4,624	6,028
Net interest income	55,455	53,535
Provision for loan and lease losses	5,250	—
Net interest income after provision for loan and lease losses	50,205	53,535
Noninterest income:
Service charges on deposit accounts	636	730
ATM and point of sale fees	1,134	1,158
Payroll and benefit processing fees	647	669
Life insurance	521	536
Gain on sale of investment securities, net	482	186
FHLB dividends	369	507
(Loss) gain on sale of OREO	(23)	62
Other income	286	336
Total noninterest income	4,052	4,184
Noninterest expense:
Salaries and related benefits	21,262	20,804
Premises and equipment	3,597	3,752
FDIC insurance premium	332	91
Data processing	2,281	2,535
Professional services	1,437	1,539
Telecommunications	658	737
Acquisition and merger	—	2,193
Other expenses	5,410	5,604
Total noninterest expense	34,977	37,255
Income before provision for income taxes	19,280	20,464
Provision for income taxes	5,116	5,503
Net income	$14,164	$14,961

Earnings per share - basic	$0.84	$0.83
Weighted average shares - basic	16,918	17,956
Earnings per share - diluted	$0.83	$0.83
Weighted average shares - diluted	16,963	18,024

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2020 and 2019

(Amounts in thousands)	2020	2019
Net income	$14,164	$14,961

Available-for-sale securities:
Change in unrealized gain arising during the period	7,420	8,149
Income taxes	(2,193)	(2,409)
Change in unrealized gain, net of tax	5,227	5,740

Reclassification adjustment for realized gains included in net income	(482)	(186)
Income taxes	142	55
Realized gains, net of tax	(340)	(131)

Net change in unrealized gains on available-for-sale securities	4,887	5,609

Other comprehensive income	4,887	5,609
Comprehensive income – Bank of Commerce Holdings	$19,051	$20,570

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2020 and 2019

				Accumulated Other
		Common		Comprehensive
	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at December 31, 2018	16,334	$52,284	$89,045	$(3,008)	$138,321

2019
Net income	—	—	14,961	—	14,961
Other comprehensive income, net of tax	—	—	—	5,609	5,609
Comprehensive income	—	—	—	—	20,570
Dividends declared on common stock ($0.19 per share)	—	—	(3,440)	—	(3,440)
Stock issued for Merchants acquisition	1,834	19,607	—	—	19,607
Repurchase of common stock	(91)	(1,010)	—	—	(1,010)
Stock compensation grants	6	58	—	—	58
Restricted stock granted, net of forfeitures	51	—	—	—	—
Stock options exercised	11	52	—	—	52
Shares surrendered for tax-withholding purposes	(8)	(94)	—	—	(94)
Compensation expense associated with restricted stock	—	414	—	—	414
Balance at December 31, 2019	18,137	$71,311	$100,566	$2,601	174,478

2020
Net income	—	—	14,164	—	14,164
Other comprehensive income, net of tax	—	—	—	4,887	4,887
Comprehensive income	—	—	—	—	19,051
Dividends declared on common stock ($0.21 per share)	—	—	(3,504)	—	(3,504)
Repurchase of common stock	(1,409)	(12,653)	—	—	(12,653)
Restricted stock granted, net of forfeitures	85	—	—	—	—
Shares surrendered for tax-withholding purposes	(12)	(129)	—	—	(129)
Compensation expense associated with restricted stock	—	459	—	—	459
Balance at December 31, 2020	16,801	$58,988	$111,226	$7,488	$177,702

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2020 and 2019

(Amounts in thousands)	2020	2019
Cash flows from operating activities:
Net income	$14,164	$14,961
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,250	—
Provision for unfunded commitments	105	—
Provision for depreciation and amortization	1,239	1,367
Amortization of core deposit intangibles	766	720
Amortization of debt issuance costs	43	48
Compensation expense associated with restricted stock	459	414
Tax benefits from vesting of restricted stock	—	(9)
Net gain on sale or call of securities	(482)	(186)
Amortization of premiums and accretion of discounts on investments, net	1,536	1,477
Amortization of premiums and accretion of discounts on acquired loans, net	(1,374)	(1,598)
Loss on disposal of fixed assets	132	—
Loss (gain) on sale of OREO	23	(62)
Increase in cash surrender value of life insurance	(521)	(536)
Deferred compensation and salary continuation plan payments	(811)	(1,507)
Increase in deferred compensation and salary continuation plans	840	1,853
Net increase (decrease) in deferred loan fees and costs	1,932	(235)
(Increase) decrease in deferred income taxes	(1,452)	154
(Increase) decrease in other assets	(260)	1,079
Increase (decrease) in other liabilities	1,184	(1,292)
Net cash provided by operating activities	22,773	16,648

Cash flows from investing activities:
Proceeds from maturities of and payments on available-for-sale securities	88,464	64,183
Proceeds from sale of available-for-sale securities	56,017	117,299
Purchases of available-for-sale securities	(298,119)	(97,741)
Investment in LIHTC partnerships	(19)	(6)
Net purchase of FHLB stock	—	(34)
Loan originations, net of principal repayments	(126,974)	(32,707)
Net repayment on loan pools	20,941	32,796
Purchase of premises and equipment	(1,133)	(1,958)
Proceeds from the sale of OREO	12	132
Acquisition of Merchants Holding Company, net of cash paid	—	(2,875)
Net cash (used) provided by investing activities	(260,811)	79,089

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings deposits	$291,715	$(16,162)
Net decrease in certificates of deposit	(16,107)	(38,599)
Advances on term debt	50,160	180,160
Repayment of term debt	(45,160)	(183,656)
Proceeds from stock options exercised	—	52
Repurchase of common stock	(12,653)	(1,010)
Cash paid for shares surrendered for tax-withholding purposes	(129)	(94)
Cash dividends paid on common stock	(3,406)	(3,189)
Net cash provided (used) by financing activities	264,420	(62,498)
Net increase cash and cash equivalents	26,382	33,239
Cash and cash equivalents at the beginning of year	80,604	47,365
Cash and cash equivalents at the end of year	$106,986	$80,604

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)	2020	2019
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$3,967	$6,007
Interest	$4,663	$6,029
Operating leases	$950	$897
Supplemental disclosures of non-cash investing activities:
Transfer of loans to other real estate owned	$8	$74
Investment in LIHTC partnerships	$1,000	$—

Unrealized gain on investment securities available-for-sale, net of gains included in net income	$6,938	$7,963
Changes in net deferred tax asset related to changes in unrealized gain on investment securities available-for-sale	(2,051)	(2,354)
Changes in accumulated other comprehensive income due to net unrealized gain on investment securities available-for-sale	$4,887	$5,609

Supplemental disclosures of non-cash financing activities:
Stock compensation grants	$—	$58
Cash dividend declared on common stock and payable after period-end	$1,000	$902
Disclosures related to the acquisition of Merchants Holding Company:
Consideration paid	$—	$34,907
Assets acquired - fair value	$—	$215,055
Goodwill	$—	$11,006
Liabilities assumed - fair value	$—	$191,154

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

NOTE 1. THE BUSINESS OF THE COMPANY

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Merchants Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) and for Bank of Commerce Mortgage (inactive). The Bank, which previously operated under three separate names, changed its name for all operations to Merchants Bank of Commerce effective May 20, 2019. The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The Bank is principally supervised and regulated by the California Department of Financial Protection and Innovation (“CDFPI”) and the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the Company’s activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981 and opened for business on October 22, 1982.

We operate ten full service offices, one limited service office and one loan production office and consider northern California to be our major market. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. The services offered by the Bank include those traditionally offered by banks of similar size and character in California. Our principal deposit products include the following types of accounts; checking, interest-bearing checking, savings, money market deposits and certificates of deposit. We also offer sweep arrangements, commercial loans, construction loans, consumer loans, safe deposit boxes, collection services and electronic banking services. The primary focus of the Bank is to provide banking services to the communities in our major market area, including Small Business Administration loans and payroll processing. The Bank does not offer trust services or international banking services. Our customers are mostly small to medium sized businesses and retail customers.

On December 1, 2020, we opened a Loan Production Office (“LPO”) in Santa Rosa, California, to extend our presence into San Francisco’s North Bay markets.

On January 31, 2019, we completed the acquisition of Merchants Holding Company, to extend our presence in the Sacramento marketplace. Merchants Holding Company, headquartered in Sacramento, California, was the parent company of The Merchants National Bank of Sacramento (“Merchants National Bank of Sacramento”), a 97-year-old bank with approximately $211.7 million in assets as of January 31, 2019. Merchants National Bank of Sacramento operated one full service branch and one limited service branch in the Sacramento metropolitan area. See Note 21 Acquisition in these Notes to Consolidated Financial Statements for additional information on the acquisition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Application of new accounting guidance

ASU No. 2018-13

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

ASU No. 2017-04

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment simplifies how an entity is required to test goodwill for impairment and eliminated Step 2 from the goodwill impairment test. We adopted the new standard on January 1, 2020, with no material impact on our financial statements.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The CARES Act provides optional temporary relief from troubled debt restructuring and impairment accounting requirements for loan modifications related to the COVID-19 pandemic. Banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification was considered to be short-term.

We have responded to the needs of our borrowers in accordance with the CARES Act and regulatory guidance to grant short-term COVID-19 related loan modifications. These modified loans are not troubled debt restructurings and are not considered to be past due or non-performing. We have granted payment deferrals ranging from one to six months determined on a case-by-case basis considering the nature of the business and the impact of COVID-19. Some borrowers on a case by case basis have been granted multiple payment deferrals but the deferrals in total are limited to no more than six months.

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

ASU No. 2020-04

Description – In March of 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The last expedient is a one-time election to sell or transfer debt securities classified as held to maturity. The expedients are in effect from March 12, 2020, through December 31, 2022. We have formed a committee to evaluate the impact of the LIBOR transition and this ASU on the Company's consolidated financial statements and to facilitate the transition.

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2020 and 2019, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. We have not consolidated the accounts of the Trust in our Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). We are not considered the primary beneficiary of the Trust (variable interest entity). As a result, the junior subordinated debentures issued by the Holding Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

Subsequent Events

We have evaluated events and transactions subsequent to December 31, 2020 for potential recognition or disclosure.

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

A loan is impaired when, based on current information and events, management believes it is probable that we will not be able to collect all amounts due according to the loan contract. Impairment is measured based upon the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis, and only when the principal is not considered impaired. The Chief Credit Officer reviews and approves loans recommended for impaired status or their removal from impaired status.

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

Financial institution regulators and the CARES Act have changed the treatment of short-term loan modifications for borrowers impacted by COVID-19. The change provides that modifications made in response to COVID-19, to borrowers under certain circumstances, should not be considered a troubled debt restructuring.

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

We perform regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. Our risk rating methodology assigns risk ratings ranging from 1 to 8, where a higher rating represents higher risk. The 8 risk rating categories are a primary factor in determining an appropriate amount for the ALLL. Our Chief Credit Officer is responsible for regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The Board of Directors reviews and approves the adequacy of the ALLL quarterly.

We have divided the loan portfolio into sub-categories of similar type loans. Each category is assigned an historical loss factor and additional qualitative factors. The sub-categories are also further segmented by risk rating. Each risk rating is assigned an additional loss factor to account for the additional risk in those loans with higher risk levels.

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the Chief Credit Officer who reviews and approves designated loans as impaired. A loan is considered impaired when, based on current information and events, we determine that it is probable that we will not be able to collect all amounts due according to loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan when using the cash flow method, we recognize this impairment reserve as a specific component to be provided for in the ALLL. If the value of the impaired loan is less than the recorded investment in the loan when using the collateral dependent method, we charge-off the impaired balance. The combination of the risk rating-based allowance component and the impairment reserve allowance component leads to an allocated ALLL.

We may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises 4% or less of the allowance, but may be maintained at higher levels during times of economic conditions characterized by unstable real estate values. The unallocated amount is reviewed quarterly based on trends in credit losses, the results of credit reviews and overall economic trends.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

We believe that the ALLL was adequate as of December 31, 2020. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 77% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Other Assets and Other Liabilities in our Consolidated Balance Sheets. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an incremental borrowing rate, we use borrowing rates available under our existing line of credit with the FHLB for periods similar to the lease terms as our incremental borrowing rate to determine the present value of future lease payments. Our lease terms may include options to extend or terminate the lease which we recognize when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Advertising Costs

For the years ended December 31, 2020 and 2019, advertising costs were $57 thousand and $160 thousand, respectively. Advertising costs are expensed as incurred.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Operating Segments

Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about their products and services, their activities in different geographic areas, and their reliance on major customers. The basis for determining operating segments is the manner in which management operates the business. As of December 31, 2020, we operated under one primary business segment: Community Banking.

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

NOTE 3. RESTRICTIONS ON CASH AND DUE FROM BANKS

We have a Fed Funds line of credit with one correspondent bank which requires us to hold compensating cash balances of $450 thousand. We maintained the required compensating balance of $450 thousand throughout 2020 and 2019.

As of March 26, 2020, the Federal Reserve Board eliminated reserve requirements for all depository institutions. The cash reserve required as of December 31, 2019 was $1.8 million, which was satisfied by vault cash balances.

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of December 31, 2020, and December 31, 2019.

	As of December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$32,164	$838	$(8)	$32,994
Obligations of state and political subdivisions	103,424	4,971	(29)	108,366
Residential mortgage-backed securities and collateralized mortgage obligations	236,829	3,895	(246)	240,478
Commercial mortgage-backed securities	27,455	637	(18)	28,074
Other asset-backed securities	36,377	592	(1)	36,968
Total	$436,249	$10,933	$(302)	$446,880

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$38,291	$469	$(27)	$38,733
Obligations of state and political subdivisions	40,702	1,422	(26)	42,098
Residential mortgage-backed securities and collateralized mortgage obligations	179,114	2,163	(442)	180,835
Corporate securities	3,005	6	(45)	2,966
Commercial mortgage-backed securities	19,126	221	(40)	19,307
Other asset-backed securities	3,019	—	(8)	3,011
Total	$283,257	$4,281	$(588)	$286,950

The following table presents the contractual maturities of investment securities at December 31, 2020. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
(Amounts in thousands)	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$18,591	$18,892
After one year through five years	104,009	107,911
After five years through ten years	127,924	129,469
After ten years	185,725	190,608
Total	$436,249	$446,880

The amortized costs and fair values of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

At December 31, 2020 and 2019, securities with a fair value of $67.8 million and $81.4 million, respectively, were pledged as collateral to secure public fund deposits, FHLB borrowings and for other purposes as required by law.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the cash proceeds from sales of investment securities and the associated gross realized gains and gross realized losses that have been included in earnings for the years ended December 31, 2020 and 2019.

	For Years Ended December 31,
(Amounts in thousands)	2020	2019
Investment Securities:
Proceeds from sales of investment securities	$56,017	$117,299

Gross realized gains on sales of investments securities:
U.S. government & agencies	$—	$49
Obligations of state and political subdivisions	339	482
Residential mortgage-backed securities and collateralized mortgage obligations	226	108
Corporate securities	12	—
Commercial mortgage-backed securities	38	34
Total gross realized gains on sales of investment securities	615	673

Gross realized losses on sales of investment securities
U.S. government & agencies	(14)	(16)
Obligations of state and political subdivisions	(7)	(95)
Residential mortgage-backed securities and collateralized mortgage obligations	(112)	(321)
Commercial mortgage-backed securities	—	(54)
Other asset-backed securities	—	(1)
Total gross realized losses on sales of investment securities	(133)	(487)
Gains on sales of investment securities, net	$482	$186

Investment securities that were in an unrealized loss position as of December 31, 2020 and December 31, 2019 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$—	$—	$1,615	$(8)	$1,615	$(8)
Obligations of state and political subdivisions	7,921	(29)	—	—	7,921	(29)
Residential mortgage-backed securities and collateralized mortgage obligations	68,512	(241)	249	(5)	68,761	(246)
Commercial mortgage-backed securities	5,400	(18)	—	—	5,400	(18)
Other asset-backed securities	2,106	—	930	(1)	3,036	(1)
Total temporarily impaired securities	$83,939	$(288)	$2,794	$(14)	$86,733	$(302)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$6,473	$(25)	$380	$(2)	$6,854	$(27)
Obligations of state and political subdivisions	2,249	(26)	—	—	2,249	(26)
Residential mortgage-backed securities and collateralized mortgage obligations	31,817	(206)	22,166	(235)	53,982	(442)
Corporate securities	—	—	955	(45)	955	(45)
Commercial mortgage-backed securities	1,464	(1)	4,549	(39)	6,013	(40)
Other asset-backed securities	3,011	(8)	—	—	3,011	(8)
Total temporarily impaired securities	$45,014	$(266)	$28,050	$(321)	$73,064	$(588)

At December 31, 2020 and December 31, 2019, the number of securities in an unrealized loss position was 47 and 63, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Our investment policy requires securities at the time of purchase to be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies. Management monitors the published credit ratings of our investment portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, and because we have no plans to sell the securities before the recovery of their amortized cost, and because the Bank has the ability to hold the securities to maturity these investments are not considered other-than-temporarily impaired.

The following table presents the characteristics of our securities that are in unrealized loss positions at December 31, 2020 and December 31, 2019.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	December 31, 2020 and December 31, 2019
U.S. government & agencies	Direct obligations of the U.S. government or obligations guaranteed by U.S. government agencies such as the SBA.
Obligations of state and political subdivisions	General obligation issuances or revenue securities issued by municipalities and political subdivisions located within the U.S. secured by revenues from specific sources.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations issued by U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at December 31, 2020 and December 31, 2019, 86% and 79%, respectively, were issued or guaranteed by U.S. government sponsored entities.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations issued by U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at December 31, 2020 and December 31, 2019, 100% were issued or guaranteed by U.S. government sponsored entities.

Other asset-backed securities	Obligations issued by non-governmental issuers secured by high quality loans with good credit enhancements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5. LOANS

Outstanding loan balances consist of the following at December 31, 2020, and December 31, 2019.

	As of December 31
(Amounts in thousands)	2020	2019
Loan Portfolio:
Commercial	$115,559	$141,197
Paycheck Protection Program ("PPP")	130,814	—
Commercial real estate:
Construction and land development	44,549	26,830
Non-owner occupied	512,832	493,920
Owner occupied	210,155	218,833
Residential real estate:
Individual Tax Identification Number ("ITIN")	29,035	33,039
1-4 family mortgage	55,925	63,661
Equity lines	18,894	22,099
Consumer and other	21,969	33,324
Gross loans	1,139,732	1,032,903
Deferred fees and costs	229	2,162
Loans, net of deferred fees and costs	1,139,961	1,035,065
Allowance for loan and lease losses	(16,910)	(12,231)
Net loans	$1,123,051	$1,022,834

Gross loan balances in the table above include discounts on purchased loans and adjustments made to fair value loans using the acquisition method of accounting.

Discounts on purchased loans - Gross loan balances include net purchase discounts of $879 thousand and $1.5 million as of December 31, 2020, and December 31, 2019, respectively. When we purchase loans, they are typically purchased at a discount to enhance yield and compensate for credit risk. We have no purchased credit impaired loans as of December 31, 2020, and December 31, 2019.

Fair value adjustment - Gross loan balances include a net fair value discount of $920 thousand and $1.7 million at December 31, 2020 and December 31, 2019, respectively for loans acquired in conjunction with our acquisition of Merchants National Bank of Sacramento during the first quarter of 2019. We recorded $753 thousand and $260 thousand in accretion of the net discount for these loans during the year ended December 31, 2020 and December 31, 2019, respectively.

Pledged Loans

Certain loans are pledged as collateral for lines of credit with the FHLB and the Federal Reserve Bank. Pledged loans totaled $523.5 million and $542.1 million at December 31, 2020 and December 31, 2019, respectively.

In April of 2020, we received approval to participate in the Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“PPPLF”). The credit facility provides term funding for loans made under the Small Business Administration’s (“SBA”) PPP. We have not utilized PPPLF, if we take advances under the PPPLF, they will be collateralized with PPP loans.

Short-Term Loan Modifications

We have made short-term COVID-19 related loan payment deferrals on 82 loans totaling $9.5 million at December 31, 2020. In accordance with the CARES Act and regulatory guidance, these modified loans are not troubled debt restructurings and are not considered to be past due or non-performing. The payment deferral periods range from one to six months as determined on a case-by-case basis considering the borrower’s circumstances and the impact of COVID-19. Without these deferrals, past due loan totals would have been higher at December 31, 2020. The payment deferral periods for these loans end during the first quarter of 2021. We cannot predict the impact to past due loan totals once the deferral periods end.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Past Due Loans

Past due loans (gross), segregated by loan portfolio were as follows, as of December 31, 2020, and December 31, 2019.

							Recorded
	30-59	60-89	90 or Greater				Investment >
	Days Past	Days Past	Days Past	Total Past			90 Days and
(Amounts in thousands)	Due	Due	Due	Due	Current	Total	Accruing
Past Due Loans at December 31, 2020
Commercial	$—	$—	$1,413	$1,413	$114,146	$115,559	$—
PPP	—	—	—	—	130,814	130,814	—
Commercial real estate:
Construction and land development	—	—	—	—	44,549	44,549	—
Non-owner occupied	—	—	—	—	512,832	512,832	—
Owner occupied	640	—	2,993	3,633	206,522	210,155	—
Residential real estate:
ITIN	40	—	169	209	28,826	29,035	—
1-4 family mortgage	—	—	—	—	55,925	55,925	—
Equity lines	60	—	—	60	18,834	18,894	—
Consumer and other	82	17	—	99	21,870	21,969	—
Total	$822	$17	$4,575	$5,414	$1,134,318	$1,139,732	$—

							Recorded
	30-59	60-89	90 or Greater				Investment >
	Days Past	Days Past	Days Past	Total Past			90 Days and
(Amounts in thousands)	Due	Due	Due	Due	Current	Total	Accruing
Past Due Loans at December 31, 2019
Commercial	$71	$—	$—	$71	$141,126	$141,197	$—
Commercial real estate:
Construction and land development	—	—	—	—	26,830	26,830	—
Non-owner occupied	—	—	—	—	493,920	493,920	—
Owner occupied	655	—	3,103	3,758	215,075	218,833	—
Residential real estate:
ITIN	371	323	43	737	32,302	33,039	—
1-4 family mortgage	—	—	—	—	63,661	63,661	—
Equity lines	100	—	—	100	21,999	22,099	—
Consumer and other	200	50	—	250	33,074	33,324	—
Total	$1,397	$373	$3,146	$4,916	$1,027,987	$1,032,903	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Nonaccrual Loans

Nonaccrual loans, segregated by loan portfolio, were as follows as of December 31, 2020, and December 31, 2019.

	As of December 31
(Amounts in thousands)	2020	2019
Nonaccrual Loans:
Commercial	$1,535	$61
Commercial real estate:
Owner occupied	3,734	3,103
Residential real estate:
ITIN	1,585	2,221
1-4 family mortgage	141	191
Consumer and other	18	40
Total	$7,013	$5,616

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $284 thousand and $254 thousand for the years ended December 31, 2020 and 2019, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Impaired Loans

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. The following tables summarize impaired loans by loan portfolio as of December 31, 2020, and December 31, 2019.

	As of December 31, 2020
		Unpaid
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
Impaired Loans:
With no related allowance recorded:
Commercial	$1,577	$1,932	$—
Commercial real estate:
Owner occupied	3,734	3,860	—
Residential real estate:
ITIN	4,876	6,500	—
1-4 family mortgage	141	202	—
Total with no related allowance recorded	$10,328	$12,494	$—

With an allowance recorded:
Commercial	$456	$456	$114
Residential real estate:
ITIN	175	175	11
Equity lines	126	126	63
Consumer and other	18	18	4
Total with an allowance recorded	$775	$775	$192

By loan portfolio:
Commercial	$2,033	$2,388	$114
Commercial real estate	3,734	3,860	—
Residential real estate	5,318	7,003	74
Consumer and other	18	18	4
Total impaired loans	$11,103	$13,269	$192

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2019
		Unpaid
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
Impaired Loans:
With no related allowance recorded:
Commercial	$94	$251	$—
Commercial real estate:
Owner occupied	3,103	$3,103	—
Residential real estate:
ITIN	5,723	7,386	—
1-4 family mortgage	191	313	—
Total with no related allowance recorded	$9,111	$11,053	$—

With an allowance recorded:
Commercial	$562	$563	$159
Residential real estate:
ITIN	455	455	38
Equity lines	231	231	116
Consumer and other	40	40	11
Total with an allowance recorded	$1,288	$1,289	$324

By loan portfolio:
Commercial	$656	$814	$159
Commercial real estate	3,103	3,103	—
Residential real estate	6,600	8,385	154
Consumer and other	40	40	11
Total impaired loans	$10,399	$12,342	$324

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan portfolio for the years ended December 31, 2020 and 2019.

	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Average Recorded Investment and Interest Income:
Commercial	$1,092	$61	$1,201	$51
Commercial real estate:
Non-owner occupied	443	—	9,400	30
Owner occupied	3,452	—	259	—
Residential real estate:
ITIN	5,419	139	6,574	161
1-4 family mortgage	164	—	193	—
Equity lines	178	12	288	18
Consumer and other	28	—	25	—
Total	$10,776	$212	$17,940	$260

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The impaired loans on which these interest income amounts were recognized are primarily accruing troubled debt restructured loans. Loans are reported as troubled debt restructurings when we grant a concession(s) to a borrower experiencing financial difficulties that we would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s), or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as we will not collect all amounts due, either principal or interest, in accordance with the terms of the original loan agreement.

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $80 thousand and $100 thousand at December 31, 2020 and December 31, 2019, respectively.

Troubled Debt Restructurings

As of December 31, 2020, we had $6.1 million in troubled debt restructurings compared to $6.5 million as of December 31, 2019. As of December 31, 2020, we had 91 loans that were classified as troubled debt restructurings, of which 89 loans were performing according to their restructured terms. Troubled debt restructurings represented 0.53% of gross loans (0.60% of gross loans excluding PPP loans) as of December 31, 2020, compared with 0.63% at December 31, 2019.

At December 31, 2020 and December 31, 2019, impaired loans of $4.1 million and $4.8 million, respectively, were classified as performing restructured loans.

For a troubled debt restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of December 31, 2020 and December 31, 2019, we had no obligations to lend additional funds on any troubled debt restructured loans. There was one new troubled debt restructuring on one $640 thousand commercial real estate loan during the year ended December 31, 2020. The borrower was impacted by COVID-19 but the loan did not qualify to be exempt from TDR status under the new TDR guidance issued by the financial institution regulators or under the CARES Act.

The types of modifications offered can generally be described in the following categories:

Rate – A modification in which the interest rate is changed.

Maturity – A modification in which the maturity date is changed.

Payment deferral – A modification in which a portion of the principal is deferred.

Principal reduction – A modification in which a portion of the owing principal is decreased.

The following tables present the period ended balances of newly restructured loans and the types of modifications that occurred during the year ended December 31, 2020 and 2019.

	For The Year Ended December 31, 2020
	Rate &		Payment
(Amounts in thousands)	Maturity	Maturity	Deferral	Total
Troubled Debt Restructuring:
Commercial real estate:
Owner occupied	$—	$—	$640	$640
Total	$—	$—	$640	$640

	For The Year Ended December 31, 2019
	Rate &		Payment
(Amounts in thousands)	Maturity	Maturity	Deferral	Total
Troubled Debt Restructuring:
Commercial	$—	$47	$—	$47
Consumer and other	20	—	—	20
Total	$20	$47	$—	$67

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019, the table below provides information regarding the number of loans where the contractual terms have been restructured in a manner, which grants a concession to a borrower experiencing financial difficulties.

	For The Year Ended December 31, 2020			For The Year Ended December 31, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial	—	$—	$—	1	$99	$99
Commercial real estate:
Owner occupied	1	654	654	—	—	—
Consumer and other	—	—	—	1	20	20
Total	1	$654	$654	2	$119	$119

The following table presents loans modified as troubled debt restructuring within the previous 12 months for which was a payment default during the twelve months ended December 31, 2020 and 2019.

	2020		2019
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Troubled Debt Restructurings:
Commercial real estate:
Owner occupied	1	$640	—	$—
Consumer and other	—	—	1	20
Total	1	$640	1	$20

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

Performing and nonperforming loans, segregated by loan portfolio, are as follows at December 31, 2020 and 2019.

	December 31, 2020
(Amounts in thousands)	Performing	Nonperforming	Total
Performing and Nonperforming Loans:
Commercial	$114,024	$1,535	$115,559
PPP	130,814	—	130,814
Commercial real estate:
Construction and land development	44,549	—	44,549
Non-owner occupied	512,832	—	512,832
Owner occupied	206,421	3,734	210,155
Residential real estate:
ITIN	27,450	1,585	29,035
1-4 family mortgage	55,784	141	55,925
Equity lines	18,894	—	18,894
Consumer and other	21,951	18	21,969
Total	$1,132,719	$7,013	$1,139,732

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	December 31, 2019
(Amounts in thousands)	Performing	Nonperforming	Total
Performing and Nonperforming Loans:
Commercial	$141,136	$61	$141,197
Commercial real estate:
Construction and land development	26,830	—	26,830
Non-owner occupied	493,920	—	493,920
Owner occupied	215,730	3,103	218,833
Residential real estate:
ITIN	30,818	2,221	33,039
1-4 family mortgage	63,470	191	63,661
Equity lines	22,099	—	22,099
Consumer and other	33,284	40	33,324
Total	$1,027,287	$5,616	$1,032,903

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes loans by internal risk grades and by loan class as of December 31, 2020, and December 31, 2019.

	December 31, 2020
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Loan Portfolio:
Commercial	$102,067	$8,549	$540	$4,403	$—	$115,559
PPP	130,814	—	—	—	—	130,814
Commercial real estate:
Construction and land development	41,767	2,782	—	—	—	44,549
Non-owner occupied	453,930	46,092	12,810	—	—	512,832
Owner occupied	155,418	47,698	414	6,625	—	210,155
Residential real estate:
ITIN	25,558	—	—	3,477	—	29,035
1-4 family mortgage	54,288	195	—	1,442	—	55,925
Equity lines	18,894	—	—	—	—	18,894
Consumer and other	21,952	—	—	17	—	21,969
Total	$1,004,688	$105,316	$13,764	$15,964	$—	$1,139,732

	December 31, 2019
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Loan Portfolio:
Commercial	$125,222	$14,974	$833	$168	$—	$141,197
Commercial real estate:
Construction and land development	26,810	20	—	—	—	26,830
Non-owner occupied	454,493	32,902	5,424	1,101	—	493,920
Owner occupied	195,950	7,224	1,220	14,439	—	218,833
Residential real estate:
ITIN	28,609	—	—	4,430	—	33,039
1-4 family mortgage	62,485	985	—	191	—	63,661
Equity lines	22,012	—	—	87	—	22,099
Consumer and other	33,283	—	—	41	—	33,324
Total	$948,864	$56,105	$7,477	$20,457	$—	$1,032,903

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Allowance for Loan and Lease Losses

The following tables below summarize the ALLL by portfolio for the years ended December 31, 2020 and 2019.

	As of December 31, 2020
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program (1)	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$1,822	$—	$8,096	$1,032	$933	$348	$12,231
Charge-offs	(353)	—	(144)	(66)	(550)	—	(1,113)
Recoveries	24	—	34	154	330	—	542
Provision	909	—	3,909	204	(30)	258	5,250
Ending balance	$2,402	$—	$11,895	$1,324	$683	$606	$16,910

(1) PPP loans are fully guaranteed by SBA and no allowance is provided for them.

	As of December 31, 2019
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$2,205	$—	$7,116	$1,173	$1,356	$442	$12,292
Charge-offs	(238)	—	(233)	(181)	(848)	—	(1,500)
Recoveries	927	—	—	261	251	—	1,439
Provision	(1,072)	—	1,213	(221)	174	(94)	—
Ending balance	$1,822	$—	$8,096	$1,032	$933	$348	$12,231

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ. The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2020, the unallocated allowance amount represented 4% of the ALLL compared to 3% at December 31, 2019. The following tables summarize the ALLL and the recorded investment in loans and leases as of December 31, 2020 and 2019.

	As of December 31, 2020
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program (1)	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$114	$—	$—	$74	$4	$—	$192
Collectively evaluated for impairment	2,288	—	11,895	1,250	679	606	16,718
Total	2,402	$—	11,895	1,324	683	606	16,910
Gross loans:
Individually evaluated for impairment	$2,033	$—	$3,734	$5,318	$18	$—	$11,103
Collectively evaluated for impairment	113,526	130,814	763,802	98,536	21,951	—	1,128,629
Total gross loans	$115,559	$130,814	$767,536	$103,854	$21,969	$—	$1,139,732

(1) PPP loans are fully guaranteed by SBA and no allowance is provided for them.

	As of December 31, 2019
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$159	$—	$—	$154	$11	$—	$324
Collectively evaluated for impairment	1,663	—	8,096	878	922	348	11,907
Total	1,822	—	8,096	1,032	933	348	12,231
Gross loans:
Individually evaluated for impairment	$656	$—	$3,103	$6,600	$40	$—	$10,399
Collectively evaluated for impairment	140,541	—	736,480	112,199	33,284	—	1,022,504
Total gross loans	$141,197	$—	$739,583	$118,799	$33,324	$—	$1,032,903

The ALLL totaled $16.9 million or 1.48% of total gross loans (1.68% of gross loans excluding PPP loans) at December 31, 2020 and $12.2 million or 1.18% at December 31, 2019. As of December 31, 2020 and December 31, 2019, we had commitments to extend credit of $267.8 million and $275.1 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at December 31, 2020 and 2019 was $800 thousand and $695 thousand, respectively.

We believe that the ALLL was adequate as of December 31, 2020. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

COVID‐19

We anticipated that the COVID‐19 pandemic would result in economic recession and increased loan losses, particularly in certain hard hit industries such as travel and hospitality, retail and energy sectors. As a result, we significantly increased our qualitative credit risk factors for “changes in international, national, regional and local conditions” and “changes in the volume and severity of past due loans and other similar conditions”. This resulted in recording a $5.3 million provision for loan and lease losses during the year ended December 31, 2020. During the fourth quarter of 2020, most of our loan payment deferrals have resumed making payments.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Management’s assessment of the ALLL is based on our continuing evaluation of all known relevant quantitative and qualitative internal and external risk factors provides the foundation for the four major components of the ALLL:

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

(3)	Specific valuation allowances established in accordance with ASC 310, that are based on estimated probable losses on specific impaired loans.

(4)	Unallocated valuation allowances established in accordance with ASC 310 and ASC 450, that are based on credit losses inherent in the loan portfolio but not contemplated in the credit loss factors.

All four components are aggregated and constitute the ALLL; while portions of the allowance may be allocated to specific credits, the allowance net of specific reserves is available for the remaining credits that management deems as “loss.” It is our policy to classify a credit as loss with a concurrent charge-off when management considers the credit uncollectible and of such little value that its continuance as a bankable asset is not warranted. A loss classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer recognizing the likely credit loss of a valueless asset even though partial recovery may occur in the future.

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

General valuation allowances, as prescribed by ASC 450, are based on qualitative factors such as changes in asset quality trends, concentrations of credit or changes in concentrations of credit, changes in underwriting standards, changes in experience or depth of lending staff or management, the effectiveness of loan grading and the internal loan review function, changes in economic conditions, and any other relevant factors. Management evaluates each qualitative component quarterly to determine the associated risks to the quality of our loan portfolio.

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

PPP Loans - The PPP launched in April of 2020 to provide small businesses assistance in the form of forgivable 100% guaranteed U.S. SBA loans. We have actively participated in the PPP and at December 31, 2020, we have 487 loans totaling $130.8 million. This financial support of our customers’ businesses may help moderate other Commercial and Commercial Real Estate loan losses. The loans are underwritten following the guidelines and approval process from the SBA and pose essentially no credit risk to the loan portfolio.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Concentrations of Credit Risks

As of December 31, 2020, approximately 77% of our gross loan portfolio (86% excluding PPP loans) is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities in the Consolidated Balance Sheets, was $800 thousand and $695 thousand at December 31, 2020 and December 31, 2019, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis. Based upon changes in the amount of commitments, loss experience, and economic conditions we recorded $105 thousand of provision expense for the year ended December 31, 2020. The provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 6. PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2020 and 2019.

(Amounts in thousands)	2020	2019
Premises and Equipment:
Land	$2,523	$2,523
Land improvements	252	243
Bank buildings	15,176	15,222
Furniture, fixtures and equipment	14,129	13,341
Assets not yet placed in service	34	860
Total premises and equipment	32,114	32,189
Less: accumulated depreciation and amortization	(17,115)	(16,283)
Premises and equipment, net	$14,999	$15,906

We record depreciation expense on a straight-line basis for all depreciable assets. Depreciation expense totaled $1.2 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively. We have entered into a number of non-cancelable lease agreements with respect to various premises. See Note 12, Leases in these Notes to Consolidated Financial Statements for minimum annual rental commitments under non-cancelable lease agreements.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles, net consisted of the following at December 31, 2020 and 2019.

(Amounts in thousands)	2020	2019
Goodwill and Other Intangibles:
Goodwill	$11,671	$11,671
Core deposit intangibles	6,125	6,125
Domain name	32	32
Accumulated amortization	(2,113)	(1,348)
Goodwill and other intangibles, net	$15,715	$16,480

Goodwill

Goodwill results from a business combination, and is calculated as the amount of consideration paid in excess of the fair value of the net assets acquired in a transaction. Goodwill is considered to have an indefinite life and is therefore not amortized. It is reviewed annually for impairment, or more frequently if required by circumstances known as triggering events. At December 31, 2020, goodwill totaled $11.7 million. The Company used a third party valuation specialist to assist management in performing a quantitative test to assess goodwill for impairment during the fourth quarter of 2020. A goodwill impairment was not indicated.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table sets forth, as of December 31, 2020, the total estimated future amortization of intangible assets:

(Amounts in thousands)	Amount
Amortization:
2021	$766
2022	766
2023	766
2024	581
2025	544
2026 and thereafter	589
Total	$4,012

NOTE 8. OTHER ASSETS

Other assets consist of the following at December 31, 2020 and 2019.

(Amounts in thousands)	2020	2019
Other Assets:
FHLB stock	$7,380	$7,380
Interest receivable	7,279	4,678
Qualified Zone Academy Bonds	4,740	4,740
Investment in LIHTC partnerships	2,927	2,529
Right-of-use leases	2,547	3,464
Prepaid expenses	1,157	991
Investment in CRA fund	1,085	1,066
Income tax receivable	—	1,925
Other	1,048	1,815
Total	$28,163	$28,588

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9. INTEREST-BEARING DEPOSITS

The following table presents the major types of interest-bearing deposits at December 31, 2020 and 2019.

	As of December 31,
(Amounts in thousands)	2020	2019
Interest-bearing deposits:
Interest-bearing demand	$290,251	$239,258
Money market	425,121	307,559
Savings	150,695	135,888
Certificates of deposit, less than $250,000	78,217	82,769
Certificates of deposit, $250,000 and over	57,462	69,017
Total interest-bearing deposits	$1,001,746	$834,491

The following table presents interest expense for the major types of interest-bearing deposits for the years ended December 31, 2020 and 2019.

	For the year ended December 31,
(Amounts in thousands)	2020	2019
Deposit Interest Expense:
Interest-bearing demand	$313	$480
Money market	1,246	1,599
Savings	340	493
Certificates of deposit, less than $250,000	805	1,127
Certificates of deposit, $250,000 and over	936	850
Total interest expense	$3,640	$4,549

The following table presents the scheduled maturities of all certificates of deposit as of December 31, 2020.

(Amounts in thousands)	Amount
Due in:
2021	$89,413
2022	21,113
2023	15,451
2024	3,988
2025	5,446
Thereafter	268
Total certificates of deposit	$135,679

The following table presents the scheduled maturities of certificates of deposit of $250 thousand or more as of December 31, 2020.

(Amounts in thousands)	Amount
Due in:
Three months or less	$10,682
Over three months through six months	7,457
Over six months through twelve months	16,795
Over twelve months	22,528
Total certificates of deposit of $250 thousand or more	$57,462

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10. TERM DEBT

Term debt at December 31, 2020 and 2019 consisted of the following.

(Amounts in thousands)	2020	2019
Term Debt:
FHLB borrowings	$5,000	$—
Subordinated debt	10,000	10,000
Unamortized debt issuance costs	—	(43)
Net term debt	$15,000	$9,957

Future contractual maturities of term debt at December 31, 2020 are as follows.

(Amounts in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Future Maturities:
FHLB borrowings	$5,000	$—	$—	$—	$—	$—	$5,000
Subordinated debt	—	—	—	—	10,000	—	10,000
Total future maturities	$5,000	$—	$—	$—	$10,000	$—	$15,000

Federal Home Loan Bank of San Francisco Borrowings

We have an available line of credit with the FHLB of $370.2 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in FHLB stock, certain real estate secured loans that have been specifically pledged to the FHLB pursuant to collateral requirements, and certain pledged securities held in the Bank’s investment securities portfolio.

The Bank had $5.0 million in borrowings from the FHLB at December 31, 2020. The borrowings are due in May of 2021 and bear no interest under a program offered by the FHLB during the second quarter of 2020 in response to COVID-19 liquidity concerns. There were no borrowings outstanding from the FHLB at December 31, 2019. The average balance outstanding on FHLB term advances during the years ended December 31, 2020 and 2019 was $8.3 million and $9.6 million, respectively. The maximum amount outstanding from the FHLB at any month end during each of the years ended December 31, 2020 and 2019 was $40.0 million.

As of December 31, 2020, the Bank was required to hold an investment in FHLB stock of $7.4 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in FHLB stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

As of December 31, 2020, we have pledged $511.8 million of our commercial real estate and residential real estate loans and $29.5 million in securities as collateral for the line of credit with the FHLB.

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million in aggregate principal amount of fixed to floating rate Subordinated Notes due in 2025. The Subordinated Debt initially bore interest at a fixed rate of 6.88% per annum through December 19, 2020, payable semi-annually. Thereafter, interest on the Subordinated Debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points, payable quarterly until the maturity date. In December of 2015, the Holding Company incurred subordinated debt issuance costs of $210 thousand, which were amortized over the initial five-year-term as additional interest expense.

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

Federal Funds

We have entered into nonbinding federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $75.0 million at December 31, 2020 and had interest rates ranging from 0.12% to 0.30%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually. At December 31, 2020 and 2019, we had no outstanding advances on any of the Bank’s federal funds lines of credit.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $6.5 million at December 31, 2020, subject to collateral requirements, namely the amount of pledged loans. At December 31, 2020 and 2019, we had no outstanding advances on our line of credit with the Federal Reserve Bank. As of December 31, 2020, we have pledged $11.7 million of our commercial loans as collateral for the credit line with the Federal Reserve Bank.

In April of 2020, we received approval from the Federal Reserve Bank to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”). The credit facility provides term funding for loans made under the PPP. Advances under the PPPLF are collateralized with PPP loans, bear a fixed rate of interest at 0.35% and are to be repaid as the underlying loans are paid down, forgiven, or sold to the SBA. Participating institutions receive preferential capital treatment for loans that are funded with this borrowing facility. To date, we have not utilized the liquidity available to us under the PPPLF and its associated beneficial capital treatment.

NOTE 11. JUNIOR SUBORDINATED DEBENTURES

The Company has one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. The following table presents information about the Trust as of December 31, 2020 and 2019.

(Amounts in thousands)
		Issued		Effective		Redemption
Trust Name	Issue Date	Amount	Rate	Rate	Maturity Date	Date
Bank of Commerce Holdings Trust II	July 29, 2005	$10,310	Floating (1)	(2)	September 15, 2035	(3)

(1) Contractual interest rate of junior subordinated debentures based on three month LIBOR plus 1.58% adjusted quarterly.
(2) Effective rate as of December 31, 2020 and 2019 of 1.80% and 3.47%, respectively.
(3) Redeemable at the Company’s option on any March 15, June 15, September 15, or December 15.

The $10.3 million of junior subordinated debentures issued to Trust II as of December 31, 2020 and 2019, are reflected in the Consolidated Balance Sheets. The common stock issued by Trust II in the amount of $310 thousand is recorded in Other Assets in the Consolidated Balance Sheets, at December 31, 2020 and 2019. All of the debentures issued to Trust II, less the common stock of Trust II, qualified as Tier 1 capital as of December 31, 2020 and 2019, under guidance issued by the Federal Reserve Board.

NOTE 12. LEASES

We lease nine locations under non-cancelable operating leases. The leases contain various provisions for increases in rental rates based on predetermined escalation schedules. Substantially all of the leases include the option to extend or terminate the lease term one or more times following expiration of the initial term at a rental rate established in the lease. For leases where we are reasonably certain that we will exercise the option to renew the lease, we have recognized those options in our right-of-use lease asset and liability. We had no other (financing, short-term or variable) lease arrangements during the current period or the prior year.

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

We have recorded a liability in Other Liabilities in our Consolidated Balance Sheets representing the present value of the remaining minimum lease payments and we have recorded an offsetting right-of-use asset in Other Assets in our Consolidated Balance Sheets. The present value calculation uses a discount rate, which is based on our incremental borrowing rate. The right-of-use asset was also reduced for amounts recognized under the previous accounting requirements. During the year ended December 31, 2020, we recorded $48 thousand in Other Liabilities and an offsetting right-of-use asset in Other Assets for an additional office space leased during the year. The table below presents information regarding our leases as of December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Leases:
Right-of-use lease asset	$2,547	$3,464
Lease liability	$2,848	$3,855
Weighted Average Remaining Lease Term (in years)	4.29	5.54
Weighted Average Discount Rate	2.93%	2.96%

Lease expenses are recorded on a straight-line basis over the life of each lease. Lease expense and cash paid on leases are presented in the table below for the periods indicated.

	For the year ended December 31,
(Amounts in thousands)	2020	2019
Leases:
Operating lease expense	$856	$830
Cash paid for operating leases	$950	$897

The following table sets forth, as of December 31, 2020, the future minimum lease cash payments under non-cancelable operating leases and a reconciliation of the undiscounted cash flows to the operating lease liability.

(Amounts in thousands)	Amount
Due in:
2021	$977
2022	885
2023	327
2024	280
2025	218
Thereafter	358
Total undiscounted future minimum lease cash payments	3,045
Present value adjustment	(197)
Lease liability	$2,848

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows supplemental disclosures of non-cash financing activities for the period presented below.

	For the year ended December 31,
(Amounts in thousands)	2020	2019
Right-of-use lease asset recorded on new leases	$48	$267
Right-of-use lease asset recorded on adoption of ASU No. 2016-02	$—	$3,905
Lease liability recorded on adoption of ASU No. 2016-02	$—	$4,363

Our election to utilize the practical expedients package did not result in the recognition of any additional leases, changes in lease terms, changes in classification or in the assessment of initial direct costs. ASC 842 was applied as a change in accounting principle and did not result in any adjustment to equity. The significant judgments made in applying the requirements in ASC Topic 842 is the determination of the incremental borrowing rate for the lease and determining the length of the lease beyond non-cancellable periods. We used the borrowing rates available under our existing line of credit with the FHLB for terms similar to the lease terms as our incremental borrowing rate. We recognize renewal periods beyond the non-cancellable term of the lease for periods when we are reasonably certain to exercise our option to extend the term of the lease.

NOTE 13. OTHER LIABILITIES

Other liabilities consist of the following at December 31, 2020 and 2019.

(Amounts in thousands)	2020	2019
Other Liabilities:
Salary continuation	$4,881	$4,691
Deferred compensation – directors fees	3,946	3,873
Leases	2,848	3,855
Accrued employee incentives	1,320	967
Delayed equity contributions - LIHTC partnerships	1,319	338
Dividend payable on common stock	1,000	902
Other	2,849	3,074
Total	$18,163	$17,700

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

The following table presents a summary of our commitments and contingent liabilities at December 31, 2020 and 2019.

(Amounts in thousands)	2020	2019
Commitments:
Commitments to extend credit	$259,980	$267,248
Standby letters of credit	4,423	4,406
Affordable housing grant sponsorships	3,338	3,338
Access to housing and economic assistance for development grant sponsorships	90	110
Total commitments and contingent liabilities	$267,831	$275,102

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

We were not required to perform on any financial guarantees for the years ended December 31, 2020 and 2019. At December 31, 2020, approximately $4.1 million of standby letters of credit expire within one year, and $322 thousand expire thereafter.

Affordable Housing Grant and Access to Housing and Economic Assistance for Development Grant Sponsorships

In fulfilling our CRA responsibilities, we are a sponsor for various nonprofit organizations that receive cash grants from the FHLB. Those grants require the nonprofit organization to comply with stipulated conditions of the grant over specified periods of time which typically vary from 10 to 15 years. If the nonprofit organization fails to comply, FHLB can require us to refund the amount of the grant to FHLB. To mitigate this contingent credit risk, our Credit Administration underwrites the financial strength of the nonprofit organization and reviews their systems of internal control to determine, as best as possible, that they will comply with the conditions of the grant.

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

Concentrations of Credit Risk

We grant many loans collateralized by real estate. In our judgment, a concentration exists in real estate related loans, which represented approximately 77% of our gross loan portfolio (86% excluding PPP loans) and 83% of our gross loan portfolio at December 31, 2020 and December 31, 2019, respectively. We underwrite real estate loans in accordance with loan policies that set underwriting criteria, including property types, loan-to-value limits and minimum debt service coverage ratios. We employ a variety of real estate concentration risk management tools including monitoring of limits on concentration levels, limits by property type and geography, annual property reviews including site visits and portfolio stress testing.

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

NOTE 15. EMPLOYEE BENEFITS AND RETIREMENT PLANS

401(k) plan – In 1985, we adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s safe harbor contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. We made matching contributions aggregating $659 thousand and $627 thousand for the years ended December 31, 2020 and 2019, respectively. Discretionary contributions are also permitted however, no discretionary contributions were made in 2019 or 2020.

Salary continuation plan – The Board of Directors has approved a Supplemental Executive Retirement Plan (SERP), which is a non-qualified executive benefit plan under which we agree to pay certain executives specified benefits in the future in return for material contributions to the continued growth, development, and business success of the Company.

Benefits under the SERP differ by participating executive and include a benefit generally payable commencing upon a qualifying termination of employment and a death benefit for the participants’ designated beneficiaries. Whole life insurance policies were purchased as an investment to provide for our contractual obligation to pay pre-retirement death benefits and to recover our cost of providing benefits. Under these policies, the executive is the insured, but we are the owner and beneficiary.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company accrues the SERP benefits over the period from the effective date of the agreements until the executives’ expected final payment date. The accrued benefits approximate the present value of the benefits to be provided at retirement. SERP compensation expense totaled $437 thousand and $547 thousand for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, and 2019, the vested benefit payable was $4.9 million and $4.7 million, respectively. We use the FTSE Pension Liability Index as a guideline to establish the discount rate used to calculate the present value of benefits.

During the first quarter of 2019 as part of our acquisition of Merchants Holding Company, we assumed an additional salary continuation liability of $968 thousand.

Directors deferred fee compensation – On December 19, 2013, the Board of Directors adopted a Directors Deferred Compensation Plan, which was amended and restated on February 20, 2018, (the “2013 Plan”) to replace the Directors Deferred Compensation Plan dated January 1, 1993 as amended (the “1993 Plan”). Both plans allow the eligible Director to voluntarily elect to defer some or all of his or her current fees in exchange for the Company’s promise to pay a deferred benefit. The deferred fees are credited with interest and the accrued liability is paid to the Director upon separation from service. Directors must stop the deferral of compensation once their total deferred benefit reaches $500 thousand.

The interest rate in the 2013 Plan is equal to the Bloomberg 20-year Investment Grade Financial Institutions Index (IGFII) rate (or a similar reference rate we select if that rate is not published) in effect on the interest accrual date, plus two percent. The 2013 Plan is only available to independent directors and, as a nonqualified deferred compensation plan, is not subject to nondiscrimination requirements applicable to qualified plans. No deferred compensation is payable to a director until separation from service, whereupon all such compensation, together with interest thereon, shall be paid in accordance with the terms of the respective plan in one lump sum or in installments if the Director made such an election.

Although deferrals under the 1993 Plan have ceased, the 1993 Plan remains in effect for all amounts previously deferred in the plan. The interest rate in the 1993 Plan is equal to the Wall Street Journal prime plus 3.00%, with an option to change to a fixed rate of 10%, at the Director’ election, immediately preceding separation of service.

Deferred compensation expense recorded in other noninterest expense totaled $284 thousand and $324 thousand for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, and 2019, the vested benefit payable recorded in Other Liabilities in the Consolidated Balance Sheets was $3.9 million.

NOTE 16. SHAREHOLDERS’ EQUITY AND STOCK PLANS

During the fourth quarter of 2020, we announced a share repurchase program to repurchase up to 1.0 million shares of common stock over a period ending December 31, 2021. As of December 31, 2020, no shares have been repurchased under this program.

In late 2019, we announced a share repurchase program to repurchase 1.0 million common shares which was later increased to 1.5 million common shares. Between October of 2019 and April of 2020, all 1.5 million shares were repurchased at a total cost of $13.6 million including commissions, or an average of $9.11 per share.

On January 31, 2019, we issued 1,834,142 shares of common stock, and paid $15.3 million in cash as part of our acquisition of Merchants Holding Company at which date Merchants Holding Company shareholders held, in the aggregate, approximately 10% of our outstanding common stock. The acquisition added $190.2 million in deposits, $85.3 million in loans and $107.4 million in investment securities on January 31, 2019. See Note 21 Acquisition in these Notes to Consolidated Financial Statements for additional information on the acquisition.

Stock Plans – The Bank of Commerce Holdings 2019 Equity Incentive Plan (the “Plan”), was approved by the Holding Company’s shareholders on May 21, 2019 and replaced the Amended and Restated 2010 Equity Incentive Plan. The Plan provides for equity awards including options, stock appreciation rights, and restricted awards to employees and non-employee directors of the Company. Vesting may be accelerated in case of a participant’s death or disability, or in case of a change in control. At December 31, 2020, 395,755 common shares were available for future grants under the Plan.

We did not recognize any tax benefits from vesting of restricted stock during the year ended December 31, 2020. We recognized $9 thousand in tax benefits from vesting of restricted stock during the year ended December 31, 2019. Proceeds from exercise of stock options exercised were $52 thousand for the year ended December 31, 2019.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock Option Activity

The following tables summarize information about stock option activity for the years ended December 31, 2020, and 2019.

			Weighted Average
	Number	Weighted Average	Remaining
	of Shares	Exercise Price	Contractual Term
Options outstanding December 31, 2018	97,400	$5.02	4.11
Exercised	(11,000)	$4.70	n/a
Options outstanding December 31, 2019	86,400	$5.06	3.09
Options outstanding December 31, 2020	86,400	$5.06	2.09

Exercisable at December 31, 2019	86,400	$5.06	3.09
Exercisable at December 31, 2020	86,400	$5.06	2.09

There were no new stock options, stock option expense or unrecognized compensation costs related to stock options for the two years ended December 31, 2020. At December 31, 2020, all options are fully vested. The aggregate intrinsic value of the options outstanding at December 31, 2020 was $418 thousand and represents amount by which the fair value of the underlying stock exceeds the exercise price of the exercisable options.

Restricted Stock Activity

The following tables summarize information about unvested restricted shares and restricted shares granted for the years ended December 31, 2020 and 2019.

		Weighted Average
	Number	Value At
	of Shares	Date of Grant
Unvested restricted shares December 31, 2018	66,768	$10.50
Granted	57,292	$11.02
Vested	(27,243)	$11.14
Forfeited	(5,096)	$11.12
Unvested restricted shares December 31, 2019	91,721	$10.91
Granted	96,145	$8.49
Vested	(41,460)	$10.67
Forfeited	(11,396)	$9.46
Unvested restricted shares December 31, 2020	135,010	$9.39

	For the Years Ended December 31,
(Amounts in thousands, except per share information)	2020	2019
Restricted stock compensation expense	$459	$414
Restricted stock awards weighted average grant date fair value per share	$8.49	$11.02

	At December 31,
	2020	2019
Unrecognized compensation costs related to non-vested restricted stock payments	$895	$642

Restricted shares vest over a three to five year service period. Unvested restricted shares have no dividend or voting rights. The unrecognized compensation costs for unvested restricted shares are expected to be recognized over a weighted average period of two years.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock Grant Activity

There were no shares granted as employee compensation for the year ended December 31, 2020. The following table summarizes information about shares granted as employee compensation for the year ended December 31, 2019. Stock grants are fully vested and expensed in the period awarded.

			Stock Grant
	Number	Weighted Average	Compensation
	of Shares	Grant Price	Expense
Shares granted during the year ended December 31, 2019	6,169	$11.04	$68,106

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings. The holders of unvested restricted stock awards are not entitled to dividends on unvested shares. On December 16, 2020, we declared a cash dividend of $0.06 per share, payable on January 8, 2021 to shareholders of record at the close of business on December 29, 2020.

	For the Years Ended December 31,
(Amounts in thousands, except per share information)	2020	2019
Cash dividends paid to common shareholders	$3,406	$3,189
Cash dividends declared per common share	$0.21	$0.19

The principal source of cash for the Holding Company is dividends received from the Bank. Our ability to pay cash dividends from the Holding Company to our common shareholders is dependent on having sufficient cash and satisfying various regulatory and contractual requirements and restrictions. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The Board of Governors of the Federal Reserve System policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

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

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy, require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table as defined in the regulations. Management believes as of December 31, 2020 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of January 1, 2020 for certain qualifying institutions, the FDIC accepts compliance with a Community Bank Leverage Ratio in lieu of the Basel III capital requirements. We are a qualifying institution however, we have opted to continue reporting under the Basel III requirements. We can opt-in to the Community Bank Leverage Ratio at any time in the future.

As of December 31, 2020, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital rating category.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The Holding Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2020 and 2019 are presented in the following table.

			FDIC PCA		BASEL III
								Minimum Capital
			Well		Minimum			Requirement
			Capitalized		Capital		Capital	plus Capital
	Capital	Actual	Requirement		Requirement		Conservation	Conservation Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Buffer	Amount	Ratio
At December 31, 2020:
Company
Common equity tier 1 capital ratio	$155,542	13.12%	n/a	n/a	$53,336	4.50%	2.50%	$82,967	7.00%
Tier 1 capital ratio	$165,542	13.97%	n/a	n/a	$71,115	6.00%	2.50%	$100,746	8.50%
Total capital ratio	$190,393	16.06%	n/a	n/a	$94,820	8.00%	2.50%	$124,451	10.50%
Tier 1 leverage ratio	$165,542	9.46%	n/a	n/a	$70,019	4.00%	n/a	$70,019	4.00%
Bank
Common equity tier 1 capital ratio	$172,612	14.58%	$76,973	6.50%	$53,289	4.50%	2.50%	$82,894	7.00%
Tier 1 capital ratio	$172,612	14.58%	$94,736	8.00%	$71,052	6.00%	2.50%	$100,657	8.50%
Total capital ratio	$187,450	15.83%	$118,420	10.00%	$94,736	8.00%	2.50%	$124,341	10.50%
Tier 1 leverage ratio	$172,612	9.86%	$87,541	5.00%	$70,033	4.00%	n/a	$70,033	4.00%

At December 31, 2019:
Company
Common equity tier 1 capital ratio	$156,587	13.19%	n/a	n/a	$53,409	4.50%	2.50%	$83,081	7.00%
Tier 1 capital ratio	$166,587	14.04%	n/a	n/a	$71,212	6.00%	2.50%	$100,884	8.50%
Total capital ratio	$189,513	15.97%	n/a	n/a	$94,949	8.00%	2.50%	$124,621	10.50%
Tier 1 leverage ratio	$166,587	11.30%	n/a	n/a	$58,945	4.00%	n/a	$58,945	4.00%
Bank
Common equity tier 1 capital ratio	$170,568	14.39%	$77,072	6.50%	$53,358	4.50%	2.50%	$83,001	7.00%
Tier 1 capital ratio	$170,568	14.39%	$94,858	8.00%	$71,144	6.00%	2.50%	$100,787	8.50%
Total capital ratio	$183,494	15.48%	$118,573	10.00%	$94,858	8.00%	2.50%	$124,502	10.50%
Tier 1 leverage ratio	$170,568	11.58%	$73,646	5.00%	$58,917	4.00%	n/a	$58,917	4.00%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18. FAIR VALUES

The following tables present estimated fair values of our financial instruments as of December 31, 2020 and 2019, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as bank-owned life insurance policies.

	Carrying	Fair Value Measurements Using
(Amounts in thousands)	Amounts	Level 1	Level 2	Level 3
December 31, 2020
Financial assets
Cash and cash equivalents	$106,986	$106,986	$—	$—
Securities available-for-sale	$446,880	$—	$446,880	$—
Net loans	$1,123,051	$—	$—	$1,138,095
FHLB stock	$7,380	$7,380	$—	$—
Financial liabilities
Deposits	$1,542,779	$—	$1,544,009	$—
Term debt	$15,000	$—	$15,536	$—
Junior subordinated debenture	$10,310	$—	$10,552	$—

	Carrying	Fair Value Measurements Using
(Amounts in thousands)	Amounts	Level 1	Level 2	Level 3
December 31, 2019
Financial assets
Cash and cash equivalents	$80,604	$80,604	$—	$—
Securities available-for-sale	$286,950	$—	$286,950	$—
Net loans	$1,022,834	$—	$—	$1,025,520
FHLB stock	$7,380	$7,380	$—	$—
Financial liabilities
Deposits	$1,267,171	$—	$1,267,153	$—
Term debt	$9,957	$—	$10,006	$—
Junior subordinated debenture	$10,310	$—	$13,471	$—

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table presents the quantitative information used to fair value our net loans at December 31, 2020.

Quantitative Information about Level 3 Fair Value Measurements
Unobservable Inputs	Range (Weighted Average)
Probability of Default (PD)	0%	-	100%	- (2.89%)
Loss Given Default (LGD)	0%	-	75.53%	- (12.07%)
Prepayment Rate	0%	-	27.77%	- (10.75%)
Discount Rate	1%	-	9.8%	- (4.01%)

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of December 31, 2020 and December 31, 2019.

(Amounts in thousands)	Fair Value at December 31, 2020
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$32,994	$—	$32,994	$—
Obligations of state and political subdivisions	108,366	—	108,366	—
Residential mortgage-backed securities and collateralized mortgage obligations	240,478	—	240,478	—
Commercial mortgage-backed securities	28,074	—	28,074	—
Other asset-backed securities	36,968	—	36,968	—
Total assets measured at fair value	$446,880	$—	$446,880	$—

(Amounts in thousands)	Fair Value at December 31, 2019
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$38,733	$—	$38,733	$—
Obligations of state and political subdivisions	42,098	—	42,098	—
Residential mortgage-backed securities and collateralized mortgage obligations	180,835	—	180,835	—
Corporate securities	2,966	—	2,966	—
Commercial mortgage-backed securities	19,307	—	19,307	—
Other asset-backed securities	3,011	—	3,011	—
Total assets measured at fair value	$286,950	$—	$286,950	$—

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2020 or 2019.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following tables present information about our assets and liabilities at December 31, 2020 and December 31, 2019 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

	Fair Value at December 31, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Nonrecurring basis:
Collateral dependent impaired loans	$2,755	$—	$—	$2,755
Other real estate owned	8	—	—	8
Total assets measured at fair value	$2,763	$—	$—	$2,763

	Fair Value at December 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Nonrecurring basis:
Collateral dependent impaired loans	$33	$—	$—	$33
Other real estate owned	35	—	—	35
Total assets measured at fair value	$68	$—	$—	$68

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2020 and 2019 related to assets outstanding at December 31, 2020 and 2019.

	December 31,
(Amounts in thousands)	2020	2019
Fair value adjustments:
Collateral dependent impaired loans	$463	$66
Other real estate owned	6	43
Total	$469	$109

For the year ended December 31, 2020, collateral dependent impaired loans with a carrying value of $3.2 million were written down to their estimated fair value of $2.8 million resulting in a $463 thousand adjustment to the ALLL.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

For the year ended December 31, 2019, collateral dependent impaired loans with a carrying value of $99 thousand were written down to their estimated fair value of $33 thousand resulting in a $66 thousand adjustment to the ALLL.

For the year ended December 31, 2020, one loan with an aggregate carrying value of $14 thousand was written down to its estimated fair value of $8 thousand, resulting in a $6 thousand adjustment to the ALLL when the underlying property was transferred to OREO.

For the year ended December 31, 2019, one loan with an aggregate carrying value of $78 thousand was written down to its estimated fair value of $35 thousand, resulting in a $43 thousand adjustment to the ALLL when the underlying property was transferred to OREO.

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

NOTE 19. INCOME TAXES

The following table presents components of income tax expense included in the Consolidated Statements of Income for each of the past two years.

(Amounts in thousands)	Current	Deferred	Total
Income Taxes:
Year ended December 31, 2020:
Federal	$3,402	$(946)	$2,456
State	2,564	(506)	2,058
LIHTC partnership amortization	602	—	602
Total	$6,568	$(1,452)	$5,116

Year ended December 31, 2019:
Federal	$2,732	$47	$2,779
State	2,126	107	2,233
LIHTC partnership amortization	491	—	491
Total	$5,349	$154	$5,503

Our effective tax rate is calculated as our provision for income taxes divided by income before provision for income taxes. Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 21% for 2020 and 2019 to income before income taxes.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2020 and 2019.

	2020	2019
Income tax at the federal statutory rate	21.0%	21.0%
State franchise tax, net of federal tax benefit	8.4%	8.6%
Amortization of LIHTC partnerships	3.1%	2.4%
Officer life insurance	(0.6)%	(0.5)%
Tax-exempt interest	(1.8)%	(1.3)%
LIHTC partnership credits and benefits	(3.9)%	(3.5)%
Other	0.3%	0.2%
Effective tax rate	26.5%	26.9%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset as of December 31, 2020 and 2019.

(Amounts in thousands)	2020	2019
Deferred tax assets:
Allowance for loan and lease losses	$4,999	$3,616
Deferred compensation plan and salary continuation plan	2,802	2,773
Lease liability	842	1,024
State franchise tax	543	457
Acquisition costs	274	274
Acquired loan fair value	272	494
Interest received on non-accrual loans	143	92
Other	624	700
Total deferred tax assets	10,499	9,430

Deferred tax liabilities:
Deferred loan origination costs and fees	(694)	(568)
Lease asset	(753)	(1,024)
Core deposit intangible	(979)	(1,139)
Basis difference in fixed assets	(1,349)	(1,336)
Unrealized gains on securities available-for-sale	(2,665)	(582)
Other	(105)	(228)
Total deferred tax liabilities	(6,545)	(4,877)

Net deferred tax asset	$3,954	$4,553

We have not established a valuation allowance for deferred tax assets as management believes it is more likely than not that the deferred tax assets of $10.5 million and $9.4 million at December 31, 2020 and 2019, respectively will be realized through future reversals of existing taxable temporary differences. We further believe that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through the future reversal of temporary taxable differences.

We have investments in Qualified Zone Academy Bonds (“QZAB”) of $4.7 million at December 31, 2020 and 2019 recorded in Other Assets in the Consolidated Balance Sheets. We also have investments in QZAB of $985 thousand and $1.0 million at December 31, 2020 and 2019, respectively, recorded in Securities available-for-sale in the Consolidated Balance Sheets. The investments provide funds for capital improvements at local schools and will be repaid at maturity in 2031, 2033 and 2046. In exchange for the investment, we receive a federal tax credit at a rate determined at the settlement of the investment by the US Treasury. We account for the benefit for these tax credit investments using the deferred cost reduction method.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

See Note 20 Low Income Housing Tax Credit Partnerships in these Notes to Consolidated Financial Statements, for further details on our affordable housing project investments.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allow NOLs incurring in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material income tax benefit to the Company.

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several provisions of the CARES Act. As of December 31, 2020, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate.

We have no unrecognized tax benefits at December 31, 2020 or 2019.

We file income tax returns in the U.S. federal jurisdiction, and the State of California. Income tax returns filed are subject to examination by the U.S. federal and state income tax authorities. While no income tax returns are currently being examined, we are no longer subject to tax examination by tax authorities for years prior to fiscal year 2017 for federal tax returns and fiscal year 2016 for state and local tax returns.

NOTE 20. LOW INCOME HOUSING TAX CREDIT PARTNERSHIPS

We have invested in five separate Low Income Housing Tax Credit (“LIHTC”) partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 23-year period. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 2% and 6% over the lives of the investments.

Our investments in LIHTC partnerships totaled $2.9 million at December 31, 2020. These investments are recorded in Other Assets with a corresponding funding obligation of $1.3 million recorded in Other Liabilities in our Consolidated Balance Sheets. None of the original investments will be repaid. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense. During the first quarter of 2020, we invested $1.0 million in an additional LIHTC partnership, Boston Capital.

The following tables present our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2020 and 2019. In addition, the tables reflect the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the years ended December 31, 2020 and 2019.

	At December 31, 2020			For the year ended December 31, 2020
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
LIHTC Partnerships:	Commitment	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$676	$16	$191	$176	$15
WNC Institutional Tax Credit Fund 38, L.P.	1,000	311	—	101	90	11
Merritt Community Capital Corporation Fund XV, L.P.	2,500	841	316	213	226	(13)
California Affordable Housing Fund	2,454	152	—	31	57	(26)
Boston Capital	1,000	947	987	66	53	13
Total	$8,954	$2,927	$1,319	$602	$602	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	At December 31, 2019			For the year ended December 31, 2019
	Original	Current	Unfunded	Tax Credits	Amortization	Net
(Amounts in thousands)	Investment	Recorded	Liability	and	of	Income Tax
LIHTC Partnerships:	Commitment	Investment	Obligation	Benefits	Investments	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$852	$22	$199	$170	$29
WNC Institutional Tax Credit Fund 38, L.P.	1,000	400	—	108	89	19
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,067	316	224	203	21
California Affordable Housing Fund	2,454	210	—	25	29	(4)
Total	$7,954	$2,529	$338	$556	$491	$65

The following table presents our generated tax credits and tax benefits from investments in LIHTC partnerships for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
	2020		2019
	Generated	Tax Benefits from	Generated	Tax Benefits from
(Amounts in thousands)	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
LIHTC Partnerships:
Raymond James California Housing Opportunities Fund II	$170	$21	$170	$29
WNC Institutional Tax Credit Fund 38, L.P.	88	13	93	15
Merritt Community Capital Corporation Fund XV, L.P.	191	22	192	32
California Affordable Housing Fund	—	31	—	25
Boston Capital	46	20	—	—
Total	$495	$107	$455	$101

The following table reflects the anticipated net income tax benefit and (expense) at December 31, 2020, that is expected to be recognized over the remaining lives of the investments.

(Amounts in thousands)
LIHTC Partnerships:					2025
Anticipated income tax benefit, less					and
amortization of investments	2021	2022	2023	2024	thereafter	Total
Raymond James California Housing Opportunities Fund II	$15	$14	$11	$6	$10	$56
WNC Institutional Tax Credit Fund 38, L.P.	10	9	8	5	6	38
Merritt Community Capital Corporation Fund XV, L.P.	(13)	(13)	(9)	(2)	(12)	(49)
California Affordable Housing Fund	(11)	(58)	—	—	—	(69)
Boston Capital	23	24	23	23	148	241
Total income tax benefit, net	$24	$(24)	$33	$32	$152	$217

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 21. ACQUISITION

On January 31, 2019, we completed the acquisition of Merchants Holding Company, to extend our presence in the Sacramento marketplace. Merchants Holding Company, headquartered in Sacramento, California was the parent company of The Merchants National Bank of Sacramento (“Merchants National Bank of Sacramento”), a 97-year-old bank with approximately $211.7 million in assets as of January 31, 2019. Merchants National Bank of Sacramento operated one full service branch and one limited service branch in the Sacramento metropolitan area. In May of 2019, we successfully converted all of the computer records onto our core system.

We paid $15.3 million in cash and issued 1,834,142 shares of common stock to Merchants Holding Company shareholders who held, in the aggregate, approximately 10% of our outstanding common stock on January 31, 2019. One former member of the Merchants Holding Company board now serves on our board of directors. The acquisition, after fair value adjustments added $190.2 million in deposits, $107.4 million in investment securities and $85.3 million in loans to our Bank as of January 31, 2019.

The acquisition of Merchants Holding Company constituted a business combination and was accounted for using the acquisition method of accounting. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. The Bank engaged third party specialists to assist in valuing certain assets, including investment securities, loans, real estate and the core deposit intangible that resulted from the acquisition. The acquisition was treated as a "reorganization" within the definition of section 368(a) of the Internal Revenue Code and is generally considered tax-free for U.S. federal income tax purposes.

The calculation of goodwill recorded during 2019 is detailed below.

	As Recorded by	Fair Value And
	Merchants	Other Acquisition	As Recorded by
(Amounts in thousands)	Holding Company	Related Adjustments	the Company
Consideration paid:
Cash			$15,300
Stock 1,834,142 shares at $10.69 per share			19,607
Total consideration			$34,907

Assets acquired:
Cash and fed funds sold	$12,425	$—	$12,425
Investment securities	107,931	(551)	107,380
Loans, gross	87,570	(2,292)	85,278
Allowance for loan and lease losses	(1,286)	1,286	—
Interest receivable	688	—	688
Premises and equipment, net	378	1,856	2,234
Deferred tax assets, net	1,374	(1,352)	22
FHLB stock	1,454	—	1,454
Life insurance	755	—	755
Other assets	371	95	466
Core deposit intangible	—	4,353	4,353
Total assets acquired	$211,660	$3,395	$215,055

Liabilities assumed:
Demand, money market and savings	$152,213	$—	$152,213
Certificates of deposit	38,003	—	38,003
Total deposits	190,216	—	190,216
Other liabilities	916	22	938
Total liabilities assumed	$191,132	$22	$191,154
Net identifiable assets acquired over liabilities assumed	$20,528	$3,373	$23,901
Goodwill			$11,006

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Goodwill

As a result of the Merchants Holding Company acquisition, we recorded goodwill totaling $11.0 million. Goodwill reflects the expected value of Merchants Holding Company’s reputation in the community, stable customer base and expected synergies created through the combined operations with our Company and was calculated as the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed.

The following is a description of the methods used to determine the fair value of significant assets and liabilities whose fair values are different from their carrying amounts on Merchants Holding Company’s books at acquisition date presented above.

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

Loans

We engaged a third party to assist us in determining the fair values for the loans acquired from Merchants Holding Company based upon the present values of the expected cash flows and market-derived discount rates. There were no loans acquired with evidence of deterioration of credit quality since origination for which we believe it is probable that we will be unable to collect all contractually required payments receivable. A net fair value discount of $2.3 million was recorded for loans acquired in conjunction with our acquisition of Merchants Holding Company and is being accreted over the life of the loans as a yield adjustment. We recorded $753 thousand and $620 thousand in accretion of the net discount for these loans during the year ended December 31, 2020 and 2019, respectively.

Premises and Equipment

We engaged an independent licensed appraiser to determine the fair value of the acquired branch located in Sacramento. The fair value of tangible personal property was not material.

Deferred Tax Assets

Deferred income tax assets were recorded to reflect the difference between the carrying values of the acquired assets and liabilities for financial reporting purposes and the basis for income tax purposes using the Company’s statutory federal and state income tax rates. During 2019, the final tax returns were completed for Merchants Holding Company and the net deferred tax assets were adjusted to fair value.

Core Deposit Intangible

We engaged an independent third party to assist us in determining the core deposit intangible asset of $4.4 million associated with non-maturity deposits acquired from Merchants Holding Company. The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It was calculated as the present value of the difference in cash flows between maintaining the core deposits (interest and net maintenance costs) and the cost of an equal amount of funds with a similar term from an alternative source. The core deposit intangible is being amortized on a straight-line basis over an estimated eight-year life, and is evaluated annually for impairment. No impairment loss was recognized in 2020 or 2019. Core deposit intangible amortization from this acquisition is not deductible for tax purposes. We recorded amortization of the core deposit intangible totaling $544 thousand and $499 thousand during the year ended December 31, 2020 and 2019, respectively. The future estimated amortization expense on the CDI from the Merchants Holding Company’s acquisition at December 31, 2020 is as follows:

(Amounts in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Core deposit intangible amortization	$544	$544	$544	$544	$544	$590	$3,310

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

For the Twelve Months Ended
December 31,
(Amounts in thousands)	2019
Pro forma revenue and earnings:
Net interest income	$53,730
Net income (1)	$14,924

(1) Net income includes acquisition-related costs for both entities of $2.2 million for 2019.

It is impracticable to separately provide information regarding the amount of revenue and earnings from Merchants Holding Company included in our Consolidated Statement of Income because the operations of Merchants Holding Company were substantially comingled with the operations of the Company as of the acquisition date.

NOTE 22. EARNINGS PER COMMON SHARE

The following table presents a computation of basic and diluted earnings per share for the years ended December 31, 2020 and 2019.

	For the Year Ended December 31,
(Amounts in thousands, except per share information)	2020	2019
Earnings Per Share:
Numerators:
Net income	$14,164	$14,961
Denominators:
Weighted average number of common shares outstanding - basic (1)	16,918	17,956
Effect of potentially dilutive common shares (2)	45	68
Weighted average number of common shares outstanding - diluted	16,963	18,024
Earnings per common share:
Basic	$0.84	$0.83
Diluted	$0.83	$0.83
Anti-dilutive restricted shares not included in diluted earnings per share calculation	39	—

(1) Excludes unvested restricted shares because they do not have dividend or voting rights.
(2) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

In late 2019, we announced a share repurchase program to repurchase 1.0 million common shares which was later increased to 1.5 million common shares. Between October of 2019 and April 2020, all 1.5 million shares were repurchased at a total cost of $13.6 million including commissions, or an average of $9.11 per share.

During the fourth quarter of 2020, we announced a share repurchase program to repurchase up to 1.0 million shares of common stock over a period ending December 31, 2021. As of December 31, 2020, no shares have been repurchased under this program.

NOTE 23. RELATED PARTY TRANSACTIONS

Some of the directors and executive officers (and their associated or affiliated companies) are customers of and have banking transactions with us in the ordinary course of our business and we expect to have such transactions in the future. All deposits, loans and commitments to fund loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2020 and 2019.

(Amounts in thousands)	2020	2019
Related Party Loans:
Balance at beginning of year	$3,767	$9,490
New loan additions	136	3,513
Advances on existing lines of credit	1	213
Principal repayments	(1,308)	(9,449)
Balance at end of year	$2,596	$3,767

At December 31, 2020 and 2019, loan commitments to related parties totaled $9.1 million and $11.1 million, respectively. As of December 31, 2020 and 2019, no related party loans were past due or adversely classified. In our opinion, these transactions did not involve more than a normal risk of collectability or present other unfavorable terms. At December 31, 2020 and 2019, deposits of related parties amounted to $11.4 million and $12.0 million, respectively.

NOTE 24. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

Year ended December 31,

(Amounts in thousands)	2020	2019
Assets:
Cash	$3,859	$6,814
Investment in:
Merchants Bank of Commerce	194,772	188,459
Bank of Commerce Mortgage	(64)	(64)
Bank of Commerce Holdings Trust II	310	310
Other assets	380	423
Total Assets	$199,257	$195,942

Liabilities and shareholders' equity:
Term debt:
Subordinated debt, net	$10,000	$9,957
Junior subordinated debentures	10,310	10,310
Other liabilities	1,245	1,197
Total liabilities	21,555	21,464
Shareholders’ equity	177,702	174,478
Total Liabilities and Shareholders’ Equity	$199,257	$195,942

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Income

Year Ended December 31,

(Amounts in thousands)	2020	2019
Income:
Other income	$8	$13
Dividends from subsidiaries	15,000	12,500
Total income	15,008	12,513
Expenses:
Management fees paid to subsidiaries	297	310
Interest expense	979	1,233
Noninterest expense	663	844
Total expenses	1,939	2,387

Income before income taxes and equity in undistributed net income of subsidiaries	13,069	10,126
Income tax expense (1)	1	1
Income before equity in undistributed net income of subsidiaries	13,068	10,125
Equity in undistributed net income of subsidiaries	1,096	4,836
Net income	$14,164	$14,961

(1) The Company has elected to record all income tax expense and benefit at the bank level.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

Year Ended December 31,

(Amounts in thousands)	2020	2019
Cash flows from operating activities:
Net income	$14,164	$14,961
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,096)	(4,836)
Amortization of debt issuance costs	43	48
Provision for depreciation and amortization	17	18
Decrease in other assets	26	13
Decrease in other liabilities	(50)	(164)
Net cash provided by operating activities	13,104	10,040

Cash flows from investing activities:
Cash received from acquisition of Merchants Holding Company	—	292
Cash paid for acquisition of Merchants Holding Company	—	(15,300)
Net cash used in investing activities	—	(15,008)

Cash flows from financing activities:
Repayment of term debt	—	(3,496)
Repurchase of common stock	(12,653)	(1,010)
Cash dividends paid on common stock	(3,406)	(3,189)
Proceeds from stock options exercised	—	52
Net cash used in financing activities	(16,059)	(7,643)
Net decrease in cash and cash equivalents	(2,955)	(12,611)
Cash and cash equivalents at the beginning of year	6,814	19,425
Cash and cash equivalents at the end of year	$3,859	$6,814

Supplemental disclosures of non-cash financing activities:
Stock compensation grants	$—	$58

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2020, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter of 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9B - Other Information

None to report.

Part III

Item 10 - Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference to Bank of Commerce Holdings Proxy Statement for the 2021 Annual Meeting of shareholders (the “Proxy Statement”) under the captions “Information about the Director Nominees”, “Director Qualifications and Nominations for Directors”, “The Board and Governance Matters”, “Committees of the Board of Directors”, “Report of the Audit and Qualified Legal Compliance Committee”, “Director Independence, Certain Relationships and Related Transactions”, “Named Executive Officers of the Company”, “Delinquent Section 16(a) Reports”, “Voting Securities and Ownership of Certain Beneficial Holders”, and “Code of Conduct, Code of Ethics, and Corporate Governance Documents”.

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

Item 15 - Exhibits and Financial Statement Schedules

(a)      The following documents are filed as a part of this Form 10-K:

(1)      Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)      Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)      Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation	10-Q	000-25135	3.1	8/5/2016
3.2	Amended and Restated Bylaws	8-K	000-25135	3.2	8/21/2019
4.1	Form of 6.875% Fixed to Floating Rate Subordinated Note due December 10, 2025	8-K	000-25135	4.2	12/14/2015
4.2	Description of Bank of Commerce Holdings’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act	10-K	000-25135	4.2	3/6/2020
10.1*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998
10.2*	Form of Deferred Compensation Agreement used in connection with 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998
10.3*	Amendments to Form of 1993 Deferred Compensation Agreement	10-K	000-25135	10.8	3/11/2014
10.4*	Amended and Restated 2013 Directors Deferred Compensation Plan and Participant Election Form	10-K	000-25135	10.12	3/9/2018
10.5*	Amended and Restated 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”)	DEF 14A	000-25135	Appendix A	3/9/2012
10.6*	Form of Stock Option Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.7	3/8/2016
10.7*	Form of Notice of Exercise of Stock Option used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.8	3/8/2016
10.8*	Form of Restricted Stock Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.9	3/8/2016
10.9*	Form of Stock Grant Agreement used in connection with 2010 Equity Incentive Plan	10-K	000-25135	10.10	3/8/2016

10.10*	Bank of Commerce Holdings 2019 Equity Incentive Plan	8-K	000-25135	10.1	5/23/2019
10.11*	Form of Restricted Stock Agreement for 2019 Equity Incentive Plan	10-K	000-25135	10.11	3/6/2020
10.12*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013	10-K	000-25135	10.10	3/11/2014
10.13*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014	10-K	000-25135	10.18	3/11/2014
10.14*	Amendment to the Salary Continuation Agreements	10-Q	000-25135	10.1	4/28/2017
10.15*	Amended and Restated Employment Agreement with Randall S. Eslick dated February 21, 2017.	10-K	000-25135	10.20	3/15/2017
10.16*	Amended and Restated Employment Agreement with James A. Sundquist dated February 21, 2017.	10-K	000-25135	10-21	3/15/2017
10.17*	Amended and Restated Employment Agreement with Robert H. Muttera dated February 21, 2017.	10-K	000-25135	10-23	3/15/2017
10.18*	Amendment to Amended and Restated Employment Agreement with Randall S. Eslick dated May 3, 2018	10-Q	000-2513	10.1	5/4/2018
10.19*	Amendment to Amended and Restated Employment Agreement with James A. Sundquist dated May 3, 2018	10-Q	000-2513	10.2	5/4/2018
10.20*	Amendment to Amended and Restated Employment Agreement with Robert H. Muttera dated May 3, 2018	10-Q	000-2513	10.4	5/4/2018
10.21*	Second Amendment to Employment Agreement with Randall S. Eslick dated March 6, 2020	10-K	000-25135	10.21	3/6/2020
10.22*	Second Amendment to Employment Agreement with James A. Sundquist dated March 6, 2020	10-K	000-25135	10.22	3/6/2020
10.23*	Second Amendment to Employment Agreement with Robert H. Muttera dated March 6, 2020	10-K	000-25135	10.23	3/6/2020
10.24*	Severance and Release Agreement with Samuel D. Jimenez effective January 28, 2020	10-K	000-25135	10.24	3/6/2020
10.25*	Form of Indemnification Agreement	8-K	000-2513	10.1	12/20/2017
10.26*	Employment Agreement amongst Bank of Commerce Holdings, Merchants Bank of Commerce, and Carl W. Rood, dated August 1, 2020	8-K	000-25135	10.1	7/22/2020
10.27	Subordinated Note Purchase Agreement between Bank of Commerce Holdings and The Purchasers Named Herein, dated December 10, 2015	8-K	000-2513	10.3	12/14/2015

21.1	Subsidiaries of the Company	X
23.1	Consent of Moss Adams LLP	X
24	Power of Attorney (included on signature page to this report)	X
31.1	Certification of Randall S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of James A. Sundquist pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to Section 1350	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	XBRL Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Executive Contract, Compensatory Plan or Arrangement

Item 16 – Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2021.

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

Name	Title	Date

/s/ Randall S. Eslick	President and Chief Executive Officer	March 5, 2021

/s/ James A. Sundquist	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2021

/s/ Lyle L. Tullis	Chairman of the Board	March 5, 2021

/s/ Orin N. Bennett	Director	March 5, 2021

/s/ Gary R. Burks	Director	March 5, 2021

/s/ Joseph Q. Gibson	Director	March 5, 2021

/s/ Jon W. Halfhide	Director	March 5, 2021

/s/ David J. Inderkum	Director	March 5, 2021

/s/ Linda J. Miles	Director	March 5, 2021

/s/ Karl L. Silberstein	Director	March 5, 2021

/s/ Terence J. Street	Director	March 5, 2021