Form 10-Q
period 2021-03-31
Bank of Commerce Holdings
filed 2021-05-07
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of April 29, 2021: 16,876,239

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Index to Form 10-Q

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(Amounts in thousands, except share information)	2021	2020
Assets:
Cash and due from banks	$20,053	$19,875
Interest-bearing deposits in other banks	74,804	87,111
Total cash and cash equivalents	94,857	106,986

Securities available-for-sale, at fair value	517,375	446,880

Loans, net of deferred fees and costs	1,146,086	1,139,961
Allowance for loan and lease losses	(17,027)	(16,910)
Net loans	1,129,059	1,123,051

Premises and equipment, net	14,792	14,999
Life insurance	24,320	24,206
Deferred tax asset, net	5,929	3,954
Goodwill	11,671	11,671
Other intangible assets, net	3,852	4,044
Other assets	27,247	28,163
Total assets	$1,829,102	$1,763,954

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$603,991	$541,033
Demand - interest-bearing	290,687	290,251
Money market	425,251	425,121
Savings	160,834	150,695
Certificates of deposit	133,630	135,679
Total deposits	1,614,393	1,542,779

Term debt:
Federal Home Loan Bank of San Francisco ("FHLB") borrowings	—	5,000
Other borrowings	10,000	10,000
Net term debt	10,000	15,000

Junior subordinated debentures	10,310	10,310
Other liabilities	17,259	18,163
Total liabilities	1,651,962	1,586,252

Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: issued and outstanding -16,876,239 as of March 31, 2021 and 16,800,662 as of December 31, 2020	59,215	58,988
Retained earnings	115,142	111,226
Accumulated other comprehensive income, net of tax	2,783	7,488
Total shareholders' equity	177,140	177,702
Total liabilities and shareholders' equity	$1,829,102	$1,763,954

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands, except per share information)	2021	2020
Interest income:
Interest and fees on loans	$13,215	$12,338
Interest on taxable securities	1,485	1,582
Interest on tax-exempt securities	511	271
Interest on interest-bearing deposits in other banks	29	154
Total interest income	15,240	14,345
Interest expense:
Interest on demand - interest-bearing	58	100
Interest on money market	195	403
Interest on savings	48	118
Interest on certificates of deposit	338	464
Interest on other borrowings	137	184
Interest on junior subordinated debentures	46	90
Total interest expenses	822	1,359
Net interest income	14,418	12,986
Provision for loan and lease losses	—	2,850
Net interest income after provision for loan and lease losses	14,418	10,136
Noninterest income:
Service charges on deposit accounts	148	169
ATM and point of sale fees	318	268
Payroll and benefit processing fees	169	170
Life insurance	121	123
Gain on sale of investment securities, net	7	84
FHLB dividends	93	130
Legal settlement	221	—
Other income (loss)	86	(52)
Total noninterest income	1,163	892
Noninterest expense:
Salaries and related benefits	5,639	5,887
Premises and equipment	959	854
FDIC insurance premium	110	36
Data processing	548	531
Professional services	301	334
Telecommunications	170	171
Other expenses	1,170	1,970
Total noninterest expense	8,897	9,783
Income before provision for income taxes	6,684	1,245
Provision for income taxes	1,764	329
Net income	$4,920	$916

Earnings per share - basic	$0.29	$0.05
Weighted average shares - basic	16,706	17,695
Earnings per share - diluted	$0.29	$0.05
Weighted average shares - diluted	16,778	17,747

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2021	2020
Net income	$4,920	$916

Available-for-sale securities:
Changes in unrealized gains arising during the period	(6,673)	4,833
Income taxes	1,973	(1,429)
Change in unrealized gain, net of tax	(4,700)	3,404

Reclassification adjustment for realized gains included in net income	(7)	(84)
Income taxes	2	26
Realized gains, net of tax	(5)	(58)

Net change in unrealized gains on available-for-sale securities	(4,705)	3,346
Other comprehensive (loss) income	(4,705)	3,346
Comprehensive income	$215	$4,262

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accumulated Other
		Common		Comprehensive
	Common	Stock	Retained	Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at December 31, 2019	18,137	$71,311	$100,566	$2,601	$174,478
Net income	—	—	916	—	916
Other comprehensive income, net of tax	—	—	—	3,346	3,346
Dividend declared on common stock ($0.05 per share)	—	—	(838)	—	(838)
Repurchase of common stock	(1,352)	(12,230)	—	—	(12,230)
Restricted stock granted, net of forfeitures	22	—	—	—	—
Shares surrendered for tax-withholding purposes	(11)	(120)	—	—	(120)
Compensation expense associated with restricted stock	—	106	—	—	106
Balance at March 31, 2020	16,796	$59,067	$100,644	$5,947	$165,658
Net income	—	—	3,847	—	3,847
Other comprehensive income, net of tax	—	—	—	1,201	1,201
Dividend declared on common stock ($0.05 per share)	—	—	(833)	—	(833)
Repurchase of common stock	(57)	(423)	—	—	(423)
Compensation expense associated with restricted stock	—	105	—	—	105
Balance at June 30, 2020	16,739	$58,749	$103,658	$7,148	$169,555
Net income	—	—	4,329	—	4,329
Other comprehensive loss, net of tax	—	—	—	176	176
Dividend declared on common stock ($0.05 per share)	—	—	(833)	—	(833)
Restricted stock granted, net of forfeitures	53	—	—	—	—
Compensation expense associated with restricted stock	—	123	—	—	123
Balance at September 30, 2020	16,792	$58,872	$107,154	$7,324	$173,350
Net income	—	—	5,072	—	5,072
Other comprehensive income, net of tax	—	—	—	164	164
Dividend declared on common stock ($0.06 per share)	—	—	(1,000)	—	(1,000)
Restricted stock granted, net of forfeitures	10	—	—	—	—
Shares surrendered for tax-withholding purposes	(1)	(9)	—	—	(9)
Compensation expense associated with restricted stock	—	125	—	—	125
Balance at December 31, 2020	16,801	$58,988	$111,226	$7,488	$177,702

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited) (Continued)

				Accumulated Other
		Common		Comprehensive
	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at December 31, 2020	16,801	$58,988	$111,226	$7,488	$177,702
Net income	—	—	4,920	—	4,920
Other comprehensive loss, net of tax	—	—	—	(4,705)	(4,705)
Dividend declared on common stock ($0.06 per share)	—	—	(1,004)	—	(1,004)
Restricted stock granted, net of forfeitures	43	—	—	—	—
Stock options exercised	41	197	—	—	197
Shares surrendered for tax-withholding purposes	(9)	(97)	—	—	(97)
Compensation expense associated with restricted stock	—	127	—	—	127
Balance at March 31, 2021	16,876	$59,215	$115,142	$2,783	$177,140

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2021	2020
Cash flows from operating activities:
Net income	$4,920	$916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	2,850
Provision for depreciation and amortization	372	303
Amortization of core deposit intangible	192	191
Amortization of debt issuance costs	—	12
Compensation expense associated with restricted stock	127	106
Tax benefits from vesting of restricted stock	—	3
Net gain on sale or call of securities	(7)	(84)
Amortization of premiums and accretion of discounts on investments, net	659	320
Amortization of premiums and accretion of discounts on acquired loans, net	(229)	(332)
Loss on disposal of fixed assets	—	232
Write-down of other real estate owned	8	—
Loss on sale of OREO	—	23
Increase in cash surrender value of life insurance	(121)	(123)
Deferred compensation and salary continuation plan payments	(220)	(271)
Increase in deferred compensation and salary continuation plans	198	214
Net decrease in deferred loan fees and costs	87	33
Decrease (increase) in other assets	1,230	(1,602)
(Decrease) increase in other liabilities	(886)	976
Net cash provided by operating activities	6,330	3,767

Cash flows from investing activities:
Proceeds from maturities of and payments on available-for-sale securities	24,898	17,410
Proceeds from sale of available-for-sale securities	11,890	29,339
Purchases of available-for-sale securities	(114,758)	(40,038)
Investment in qualified affordable housing partnerships	(99)	—
Loan originations, net of principal repayments	(9,708)	(24,900)
Net repayment on loan pools	3,842	5,868
Purchase of premises and equipment	(238)	(85)
Proceeds from the sale of OREO	—	12
Net cash used in investing activities	(84,173)	(12,394)

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2021	2020
Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings deposits	$73,663	$(16,555)
Net decrease in certificates of deposit	(2,049)	(8,229)
Advances on term debt	—	10,000
Repayment of term debt	(5,000)	—
Proceeds from stock options exercised	197	—
Repurchase of common stock	—	(12,230)
Cash paid for restricted shares surrendered for tax-withholding purposes	(97)	(120)
Cash dividends paid on common stock	(1,000)	(903)
Net cash provided (used) by financing activities	65,714	(28,037)

Net decrease in cash and cash equivalents	(12,129)	(36,664)
Cash and cash equivalents at beginning of year	106,986	80,604
Cash and cash equivalents at end of period	$94,857	$43,940

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2021	2020
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$1,900	$350
Interest	$773	$1,167
Operating leases	$243	$246
Supplemental disclosures of non-cash investing activities:
Transfer of loans to other real estate owned	$—	$8
Investment in qualified affordable housing partnership	$—	$1,000

Unrealized (loss) gain on investment securities available-for-sale, net of gains included in net income	$(6,680)	$4,749
Changes in net deferred tax asset related to changes in net unrealized gain on investment securities available-for-sale	1,975	(1,403)
Changes in accumulated other comprehensive income due to net unrealized (loss) gain on investment securities available-for-sale	$(4,705)	$3,346

Supplemental disclosures of non-cash financing activities:
Cash dividend declared on common shares and payable after period-end	$1,004	$838

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Merchants Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) and for Bank of Commerce Mortgage (inactive). The Bank, which previously operated under three separate names, changed its name for all operations to Merchants Bank of Commerce effective May 20, 2019. We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 are derived from the unaudited interim consolidated financial statements or the audited consolidated financial statements, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking and securities industries. In preparing such consolidated financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the Consolidated Balance Sheets and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the valuation and impairment of investment securities, the determination of the allowance for loan and lease losses (“ALLL”), income taxes, the valuation of goodwill and Other Real Estate Owned (“OREO”), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income or shareholders' equity. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2020 Annual Report on Form 10-K. The consolidated results of operations and cash flows for the 2021 interim period shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2021 and December 31, 2020, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. We have not consolidated the accounts of the Trust in our consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”), Consolidation (“ASC 810”). We are not considered the primary beneficiary of the Trust (variable interest entity). As a result, the junior subordinated debentures issued by the Holding Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

Allowance for Loan and Lease Losses

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

The following is a computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended
	March 31,
(Amounts in thousands, except per share information)	2021	2020
Earnings Per Share:
Numerators:
Net income	$4,920	$916
Denominators:
Weighted average number of common shares outstanding - basic (1)	16,706	17,695
Effect of potentially dilutive common shares (2)	72	52
Weighted average number of common shares outstanding - diluted	16,778	17,747
Earnings per common share:
Basic	$0.29	$0.05
Diluted	$0.29	$0.05

(1) Excludes unvested restricted shares because they do not have dividend or voting rights
(2) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

In late 2020, we announced a new share repurchase program to repurchase up to 1.0 million shares of common stock over a period ending December 31, 2021. As of March 31, 2021, no shares have been repurchased under this plan.

In late 2019, we announced a program to repurchase 1.0 million common shares which was later increased to 1.5 million common shares. Between October of 2019 and April of 2020, all 1.5 million shares were repurchased at a total cost of $13.6 million including commissions, or an average of $9.11 per share. Repurchases under this plan totaled 1.4 million common shares during the first quarter of 2020.

NOTE 3. SECURITIES

The following tables present the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of March 31, 2021, and December 31, 2020.

	As of March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Values
Available-for-sale securities:
U.S. government & agencies	$30,460	$696	$(96)	$31,060
Obligations of state and political subdivisions	127,136	3,361	(1,657)	128,840
Residential mortgage-backed securities and collateralized mortgage obligations	276,782	3,127	(2,362)	277,547
Commercial mortgage-backed securities	38,538	481	(436)	38,583
Other asset-backed securities	40,508	837	—	41,345
Total	$513,424	$8,502	$(4,551)	$517,375

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Values
Available-for-sale securities:
U.S. government & agencies	$32,164	$838	$(8)	$32,994
Obligations of state and political subdivisions	103,424	4,971	(29)	108,366
Residential mortgage-backed securities and collateralized mortgage obligations	236,829	3,895	(246)	240,478
Commercial mortgage-backed securities	27,455	637	(18)	28,074
Other asset-backed securities	36,377	592	(1)	36,968
Total	$436,249	$10,933	$(302)	$446,880

The following table presents the contractual maturities of investment securities at March 31, 2021. Actual maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
(Amounts in thousands)	Amortized Costs	Fair Values
Amounts maturing in:
One year or less	$11,616	$11,787
After one year through five years	119,976	122,928
After five years through ten years	186,265	185,830
After ten years	195,567	196,830
Total	$513,424	$517,375

The amortized costs and fair values of residential mortgage-backed securities, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

The following table presents the cash proceeds from sales of investment securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Investment Securities:
Proceeds from sales of investment securities	$11,890	$29,339

Gross realized gains on sales of investment securities:
Obligations of state and political subdivisions	$—	$48
Residential mortgage-backed securities and collateralized mortgage obligations	53	84
Commercial mortgage-backed securities	—	36
Total gross realized gains on sales of investment securities	53	168

Gross realized losses on sales of investment securities:
Obligations of state and political subdivisions	—	(4)
Residential mortgage-backed securities and collateralized mortgage obligations	(46)	(80)
Total gross realized losses on sales of investment securities	(46)	(84)
Gain on sale of investment securities, net	$7	$84

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Investment securities that were in an unrealized loss position as of March 31, 2021 and December 31, 2020 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of March 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Values	Losses	Values	Losses	Values	Losses
Available-for-sale securities:
U.S. government & agencies	$2,934	$(89)	$677	$(7)	$3,611	$(96)
Obligations of state and political subdivisions	47,968	(1,655)	438	(2)	48,406	(1,657)
Residential mortgage-backed securities and collateralized mortgage obligations	157,530	(2,355)	459	(7)	157,989	(2,362)
Commercial mortgage-backed securities	22,150	(436)	—	—	22,150	(436)
Total temporarily impaired securities	$230,582	$(4,535)	$1,574	$(16)	$232,156	$(4,551)

	As of December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Values	Losses	Values	Losses	Values	Losses
Available-for-sale securities:
U.S. government & agencies	$—	$—	$1,615	$(8)	$1,615	$(8)
Obligations of state and political subdivisions	7,291	(29)	—	—	7,291	(29)
Residential mortgage-backed securities and collateralized mortgage obligations	68,512	(241)	249	(5)	68,761	(246)
Commercial mortgage-backed securities	5,400	(18)	—	—	5,400	(18)
Other asset-backed securities	2,106	—	930	(1)	3,036	(1)
Total temporarily impaired securities	$83,309	$(288)	$2,794	$(14)	$86,103	$(302)

At March 31, 2021 and December 31, 2020, the number of securities in an unrealized loss position was 115 and 47, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Our investment policy requires securities at the time of purchase to be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies. Management monitors the published credit ratings of our investment portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, and because we have no plans to sell the securities before the recovery of their amortized cost, and because the Bank has the ability to hold the securities to maturity these investments are not considered other-than-temporarily impaired.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the characteristics of our securities that were in unrealized loss positions at March 31, 2021 and December 31, 2020.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	March 31, 2021 and December 31, 2020
U.S. government & agencies	Direct obligations of the U.S. government or obligations guaranteed by U.S. government agencies such as the SBA.
Obligations of state and political subdivisions	General obligation issuances or revenue securities issued by municipalities and political subdivisions located within the U.S. secured by revenues from specific sources.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations issued by U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at March 31, 2021 and December 31, 2020, 87% and 86%, respectively, were issued or guaranteed by U.S. government sponsored entities.

Corporate securities	Debt obligations generally issued or guaranteed by large U.S. corporate institutions.
Commercial mortgage-backed securities

Obligations issued by U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at March 31, 2021 and December 31, 2020, 100% were issued or guaranteed by U.S. government sponsored entities.

Other asset-backed securities	Obligations issued by non-governmental issuers secured by high quality loans with good credit enhancements.

Pledged Securities

At March 31, 2021 and December 31, 2020, securities with a fair value of $89.6 million and $67.8 million, respectively, were pledged as collateral to secure public fund deposits, FHLB borrowings and for other purposes as required by law.

NOTE 4. LOANS

Outstanding loan balances consisted of the following at March 31, 2021, and December 31, 2020.

	March 31,	December 31,
(Amounts in thousands)	2021	2020
Loan Portfolio:
Commercial	$117,597	$115,559
Paycheck Protection Program ("PPP")	117,991	130,814
Commercial real estate:
Construction and land development	32,145	44,549
Non-owner occupied	592,157	550,020
Owner occupied	165,367	172,967
Residential real estate:
Individual Tax Identification Number (“ITIN”)	27,839	29,035
1-4 family mortgage	54,562	55,925
Equity lines	18,600	18,894
Consumer and other	19,685	21,969
Gross loans	1,145,943	1,139,732
Deferred fees and costs	143	229
Loans, net of deferred fees and costs	1,146,086	1,139,961
Allowance for loan and lease losses	(17,027)	(16,910)
Net loans	$1,129,059	$1,123,051

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Gross loan balances in the table above include discounts on purchased loans and fair value adjustments made to acquired loans using the acquisition method of accounting.

Discounts on purchased loans - Gross loan balances include net purchase discounts of $761 thousand and $879 thousand as of March 31, 2021, and December 31, 2020, respectively. When we purchase loans, they are typically purchased at a discount to enhance yield and compensate for credit risk. We have no purchased credit impaired loans as of March 31, 2021, and December 31, 2020.

Fair value adjustment - Gross loan balances include a net fair value discount of $810 thousand and $920 thousand at March 31, 2021 and December 31, 2020, respectively, for loans acquired in conjunction with our acquisition of Merchants National Bank of Sacramento during the first quarter of 2019. We recorded $110 thousand and $163 thousand in accretion of the discount for these loans during the three months ended March 31, 2021 and 2020, respectively.

Pledged Loans

Certain loans are pledged as collateral for lines of credit with the FHLB and the Federal Reserve Bank. Pledged loans totaled $557.3 million and $523.5 million at March 31, 2021 and December 31, 2020, respectively.

Short-Term Loan Modifications

At March 31, 2021, there were 26 loans totaling $4.1 million with a COVID-19 related loan payment deferral compared to 82 loans totaling $9.5 million at December 31, 2020. In accordance with the CARES Act and regulatory guidance, these modified loans are not troubled debt restructurings and are not considered to be past due or non-performing. We have granted payment deferrals ranging from one to six months determined on a case-by-case basis considering the nature of the business and the impact of COVID-19. For some borrowers who were initially granted a payment deferral of less than six months, we have granted an additional payment deferral period on a case-by-case basis. Without these deferrals, past due loan totals might have been higher at March 31, 2021. We cannot predict the impact to past due loan totals once the deferral periods end.

Past Due Loans

Past due loans (gross), segregated by loan portfolio were as follows, as of March 31, 2021, and December 31, 2020.

							Recorded
	30-59	60-89	90 or Greater				Investment >
	Days Past	Days Past	Days Past	Total Past			90 Days and
(Amounts in thousands)	Due	Due	Due	Due	Current	Total	Accruing
Past Due Loans at March 31, 2021
Commercial	$101	$—	$1,413	$1,514	$116,083	$117,597	$—
PPP	—	—	—	—	117,991	117,991	—
Commercial real estate:
Construction and land development	—	—	—	—	32,145	32,145	—
Non-owner occupied	1,693	—	—	1,693	590,464	592,157	—
Owner occupied	—	—	—	—	165,367	165,367	—
Residential real estate:
ITIN	274	50	123	447	27,392	27,839	—
1-4 family mortgage	—	—	—	—	54,562	54,562	—
Equity lines	19	—	—	19	18,581	18,600	—
Consumer and other	80	10	—	90	19,595	19,685	—
Total	$2,167	$60	$1,536	$3,763	$1,142,180	$1,145,943	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

							Recorded
	30-59	60-89	90 or Greater				Investment >
	Days Past	Days Past	Days Past	Total Past			90 Days and
(Amounts in thousands)	Due	Due	Due	Due	Current	Total	Accruing
Past Due Loans at December 31, 2020
Commercial	$—	$—	$1,413	$1,413	$114,146	$115,559	$—
PPP	—	—	—	—	130,814	130,814
Commercial real estate:
Construction and land development	—	—	—	—	44,549	44,549	—
Non-owner occupied	640	—	—	640	549,380	550,020	—
Owner occupied	—	—	2,993	2,993	169,974	172,967	—
Residential real estate:
ITIN	40	—	169	209	28,826	29,035	—
1-4 family mortgage	—	—	—	—	55,925	55,925	—
Equity lines	60	—	—	60	18,834	18,894	—
Consumer and other	82	17	—	99	21,870	21,969	—
Total	$822	$17	$4,575	$5,414	$1,134,318	$1,139,732	$—

Nonaccrual Loans

Nonaccrual loans, segregated by loan portfolio, were as follows as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
(Amounts in thousands)	2021	2020
Nonaccrual Loans:
Commercial	$1,520	$1,535
Commercial real estate:
Non-owner occupied	626	640
Owner occupied	95	3,094
Residential real estate:
ITIN	1,529	1,585
1-4 family mortgage	137	141
Consumer and other	17	18
Total	$3,924	$7,013

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $44 thousand and $58 thousand for the three months ended March 31, 2021 and 2020, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. The following tables summarize impaired loans by loan portfolio as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021
		Unpaid
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
Impaired Loans:
With no related allowance recorded:
Commercial	$1,558	$1,915	$—
Commercial real estate:
Non-owner occupied	626	654	—
Owner occupied	95	98	—
Residential real estate:
ITIN	4,775	6,309	—
1-4 family mortgage	137	200	—
Total with no related allowance recorded	$7,191	$9,176	$—

With an allowance recorded:
Commercial	$456	$456	$114
Residential real estate:
ITIN	174	174	9
Equity lines	121	121	61
Consumer and other	17	17	4
Total with an allowance recorded	$768	$768	$188

By loan portfolio:
Commercial	$2,014	$2,371	$114
Commercial real estate	721	752	—
Residential real estate	5,207	6,804	70
Consumer and other	17	17	4
Total impaired loans	$7,959	$9,944	$188

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2020
		Unpaid
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
Impaired Loans:
With no related allowance recorded:
Commercial	$1,577	$1,932	$—
Commercial real estate:
Non-owner occupied	640	654	—
Owner occupied	3,094	3,206	—
Residential real estate:
ITIN	4,876	6,500	—
1-4 family mortgage	141	202	—
Total with no related allowance recorded	$10,328	$12,494	$—

With an allowance recorded:
Commercial	$456	$456	$114
Residential real estate:
ITIN	175	175	11
Equity lines	126	126	63
Consumer and other	18	18	4
Total with an allowance recorded	$775	$775	$192

By loan portfolio:
Commercial	$2,033	$2,388	$114
Commercial real estate	3,734	3,860	—
Residential real estate	5,318	7,003	74
Consumer and other	18	18	4
Total impaired loans	$11,103	$13,269	$192

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan portfolio for the three months ended March 31, 2021 and 2020.

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Average Recorded Investment and Interest Income:
Commercial	$2,020	$7	$640	$9
Commercial real estate:
Non-owner occupied	632	—	—	—
Owner occupied	2,092	—	3,103	—
Residential real estate:
ITIN	4,983	32	5,957	37
1-4 family mortgage	139	—	186	—
Equity lines	123	2	228	4
Consumer and other	17	—	39	—
Total	$10,006	$41	$10,153	$50

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

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $109 thousand and $80 thousand at March 31, 2021 and December 31, 2020, respectively.

Troubled Debt Restructurings

As of March 31, 2021, we had $6.0 million in troubled debt restructurings compared to $6.1 million as of December 31, 2020. As of March 31, 2021, we had 90 loans that were classified as troubled debt restructurings, of which 88 were performing according to their restructured terms. Of the 90 troubled debt restructurings, 82 were ITIN loans totaling $4.7 million which are serviced by a third party. Troubled debt restructurings represented 0.52% of gross loans as of March 31, 2021, compared to 0.53% of gross loans at December 31, 2020.

At March 31, 2021 and December 31, 2020, impaired loans of $4.0 million and $4.1 million, respectively, were classified as performing troubled debt restructured loans.

For a troubled debt restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of March 31, 2021 and December 31, 2020, we had no obligations to lend additional funds on any troubled debt restructured loans. We do not have any new troubled debt restructurings for the three months ended March 31, 2021 and 2020. There was one $626 thousand commercial real estate loan modified as troubled debt restructuring within the previous twelve months for which there were a payment default (after restructuring) during the three months ended March 31, 2021.

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

Performing and nonperforming loans, segregated by loan portfolio, were as follows at March 31, 2021 and December 31, 2020.

	March 31, 2021
(Amounts in thousands)	Performing	Nonperforming	Total
Performing and Nonperforming Loans:
Commercial	$116,077	$1,520	$117,597
PPP	117,991	—	117,991
Commercial real estate:
Construction and land development	32,145	—	32,145
Non-owner occupied	591,531	626	592,157
Owner occupied	165,272	95	165,367
Residential real estate:
ITIN	26,310	1,529	27,839
1-4 family mortgage	54,425	137	54,562
Equity lines	18,600	—	18,600
Consumer and other	19,668	17	19,685
Total	$1,142,019	$3,924	$1,145,943

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2020
(Amounts in thousands)	Performing	Nonperforming	Total
Performing and Nonperforming Loans:
Commercial	$114,024	$1,535	$115,559
PPP	130,814	—	130,814
Commercial real estate:
Construction and land development	44,549	—	44,549
Non-owner occupied	549,380	640	550,020
Owner occupied	169,873	3,094	172,967
Residential real estate:
ITIN	27,450	1,585	29,035
1-4 family mortgage	55,784	141	55,925
Equity lines	18,894	—	18,894
Consumer and other	21,951	18	21,969
Total	$1,132,719	$7,013	$1,139,732

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize loans by internal risk grades and by loan class as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Loan Portfolio:
Commercial	$103,683	$8,555	$381	$4,978	$—	$117,597
PPP	117,991	—	—	—	—	117,991
Commercial real estate:
Construction and land development	31,831	117	—	197	—	32,145
Non-owner occupied	490,585	62,451	33,455	5,666	—	592,157
Owner occupied	145,573	12,366	—	7,428	—	165,367
Residential real estate:
ITIN	24,441	—	—	3,398	—	27,839
1-4 family mortgage	52,655	—	—	1,907	—	54,562
Equity lines	18,600	—	—	—	—	18,600
Consumer and other	19,666	2	—	17	—	19,685
Total	$1,005,025	$83,491	$33,836	$23,591	$—	$1,145,943

	As of December 31, 2020
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Loan Portfolio:
Commercial	$102,067	$8,549	$540	$4,403	$—	$115,559
PPP	130,814	—	—	—	—	130,814
Commercial real estate:
Construction and land development	41,767	2,782	—	—	—	44,549
Non-owner occupied	456,725	79,845	12,810	640	—	550,020
Owner occupied	152,623	13,945	414	5,985	—	172,967
Residential real estate:
ITIN	25,558	—	—	3,477	—	29,035
1-4 family mortgage	54,288	195	—	1,442	—	55,925
Equity lines	18,894	—	—	—	—	18,894
Consumer and other	21,952	—	—	17	—	21,969
Total	$1,004,688	$105,316	$13,764	$15,964	$—	$1,139,732

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the ALLL by portfolio for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31, 2021
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program (1)	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$2,402	$—	$11,895	$1,324	$683	$606	$16,910
Charge-offs	—	—	—	(22)	(68)	—	(90)
Recoveries	10	—	110	25	62	—	207
Provision	(46)	—	248	(106)	(120)	24	—
Ending balance	$2,366	$—	$12,253	$1,221	$557	$630	$17,027

(1) PPP loans are fully guaranteed by SBA and no allowance is provided for them.

	For the Three Months Ended March 31, 2020
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$1,822	$—	$8,096	$1,032	$933	$348	$12,231
Charge-offs	—	—	—	(6)	(163)	—	(169)
Recoveries	7	—	—	44	104	—	155
Provision	654	—	1,803	211	98	84	2,850
Ending balance	$2,483	$—	$9,899	$1,281	$972	$432	$15,067

While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ. The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2021 and December 31, 2020, the unallocated allowance amount represented 4% of the ALLL. The following tables summarize the ALLL and the recorded investment in loans and leases as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program (1)	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$114	$—	$—	$70	$4	$—	$188
Collectively evaluated for impairment	2,252	—	12,253	1,151	553	630	16,839
Total	$2,366	$—	$12,253	$1,221	$557	$630	$17,027
Gross loans:
Individually evaluated for impairment	$2,014	$—	$721	$5,207	$17	$—	$7,959
Collectively evaluated for impairment	115,583	117,991	788,948	95,794	19,668	—	1,137,984
Total gross loans	$117,597	$117,991	$789,669	$101,001	$19,685	$—	$1,145,943

(1) PPP loans are fully guaranteed by SBA and no allowance is provided for them.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2020
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program (1)	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$114	$—	$—	$74	$4	$—	$192
Collectively evaluated for impairment	2,288	—	11,895	1,250	679	606	16,718
Total	$2,402	$—	$11,895	$1,324	$683	$606	$16,910
Gross loans:
Individually evaluated for impairment	$2,033	$—	$3,734	$5,318	$18	$—	$11,103
Collectively evaluated for impairment	113,526	130,814	763,802	98,536	21,951	—	1,128,629
Total gross loans	$115,559	$130,814	$767,536	$103,854	$21,969	$—	$1,139,732

(1) PPP loans are fully guaranteed by SBA and no allowance is provided for them.

The ALLL totaled $17.0 million or 1.49% of total gross loans at March 31, 2021 and $16.9 million or 1.48% of total gross loans at December 31, 2020. As of March 31, 2021 and December 31, 2020, we had commitments to extend credit of $281.4 million and $267.8 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 was $800 thousand.

We believe that the ALLL was adequate as of March 31, 2021. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

COVID-19

During 2020 based on our anticipation that the COVID‐19 pandemic would result in economic recession and increased loan losses, particularly in certain hard hit industries, we significantly increased our qualitative credit risk factors for “changes in international, national, regional and local conditions” and “changes in the volume and severity of past due loans and other similar conditions”.

During the current quarter, we decreased our qualitative credit risk factor for “changes in international, national, regional and local conditions” to reflect our more positive outlook on the economy.

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

Impaired loans

Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are determined impaired, a formal impairment measurement is performed at least quarterly on a loan-by-loan basis. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. For collateral dependent loans, this can be accomplished by charging off the impaired portion of the loan based on the underlying value of the collateral. For non-collateral dependent loans, we establish a specific component within the ALLL based on the present value of the future cash flows. If we determine the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged-off against the ALLL. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

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

PPP Loans - The Paycheck Protection Program (“PPP”) was launched in April of 2020 to provide small businesses assistance in the form of forgivable 100% guaranteed U.S. SBA loans. We have actively participated in the PPP and at March 31, 2021, we have 424 loans totaling $118.0 million. This financial support of our customers’ businesses may help moderate other Commercial and Commercial Real Estate loan losses. The loans are underwritten following the guidelines and approval process from the SBA and pose essentially no credit risk to the loan portfolio.

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

Concentrations of Credit Risk

As of March 31, 2021, approximately 78% of our gross loan portfolio (87% excluding PPP loans) is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities in the Consolidated Balance Sheets, was $800 thousand at March 31, 2021 and December 31, 2020. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

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

Our investments in LIHTC partnerships totaled $2.8 million at March 31, 2021. These investments are recorded in Other Assets with a corresponding funding obligation of $1.2 million recorded in Other Liabilities in our Consolidated Balance Sheets. None of the original investments will be repaid. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

The following tables present our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at March 31, 2021 and December 31, 2020. In addition, the tables reflect the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the three months ended March 31, 2021 and 2020.

	At March 31, 2021			For the Three Months Ended March 31, 2021
	Original	Current	Unfunded	Tax Credits	Amortization	Net
	Investment	Recorded	Liability	and	of	Income Tax
(Amounts in thousands)	Commitment	Investment	Obligation	Benefits	Investments	Benefit
LIHTC Partnerships:
Raymond James California Housing Opportunities Fund II	$2,000	$632	$16	$48	$44	$4
WNC Institutional Tax Credit Fund 38, L.P.	1,000	290	—	24	21	3
Merritt Community Capital Corporation Fund XV, L.P.	2,500	784	316	53	57	(4)
California Affordable Housing Fund	2,454	146	—	3	6	(3)
Boston Capital	1,000	925	887	28	22	6
Total	$8,954	$2,777	$1,219	$156	$150	$6

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	At December 31, 2020			For the Three Months Ended March 31, 2020
	Original	Current	Unfunded	Tax Credits	Amortization	Net
	Investment	Recorded	Liability	and	of	Income Tax
(Amounts in thousands)	Commitment	Investment	Obligation	Benefits	Investments	Benefit
LIHTC Partnerships:
Raymond James California Housing Opportunities Fund II	$2,000	$676	$16	$50	$45	$5
WNC Institutional Tax Credit Fund 38, L.P.	1,000	311	—	26	21	5
Merritt Community Capital Corporation Fund XV, L.P.	2,500	841	316	56	54	2
California Affordable Housing Fund	2,454	152	—	6	10	(4)
Boston Capital	1,000	947	987	16	10	6
Total	$8,954	$2,927	$1,319	$154	$140	$14

The following table presents our generated tax credits and tax benefits from investments in LIHTC partnerships for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended
	March 31, 2021		March 31, 2020
	Generated	Tax Benefits From	Generated	Tax Benefits from
(Amounts in thousands)	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
LIHTC Partnerships:
Raymond James California Housing Opportunities Fund II	$43	$5	$43	$7
WNC Institutional Tax Credit Fund 38, L.P.	21	3	22	4
Merritt Community Capital Corporation Fund XV, L.P.	47	6	48	8
California Affordable Housing Fund	—	3	—	6
Boston Capital	22	6	11	5
Total	$133	$23	$124	$30

The following table reflects the anticipated net income tax benefit and (expense) at March 31, 2021 that is expected to be recognized over the remaining lives of the investments.

(Amounts in thousands)
LIHTC Partnerships:					2025
Anticipated income tax benefit, net less					and
amortization of investments	2021	2022	2023	2024	thereafter	Total
Raymond James California Housing Opportunities Fund II	$18	$14	$11	$6	$10	$59
WNC Institutional Tax Credit Fund 38, L.P.	13	9	8	5	6	41
Merritt Community Capital Corporation Fund XV, L.P.	(16)	(13)	(9)	(2)	(12)	(52)
California Affordable Housing Fund	(14)	(58)	—	—	—	(72)
Boston Capital	29	24	23	23	148	247
Total income tax benefit, net	$30	$(24)	$33	$32	$152	$223

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. TERM DEBT

Term debt at March 31, 2021 and December 31, 2020 consisted of the following.

	March 31,	December 31,
(Amounts in thousands)	2021	2020
Term Debt:
FHLB borrowings	$—	$5,000
Subordinated Debt	10,000	10,000
Net term debt	$10,000	$15,000

Federal Home Loan Bank of San Francisco Borrowings

We have an available line of credit with the FHLB of $417.7 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in FHLB stock, certain real estate secured loans that have been specifically pledged to the FHLB pursuant to collateral requirements, and certain pledged securities held in the Bank’s investment securities portfolio.

There were no borrowings outstanding from the FHLB at March 31, 2021. The Bank had $5.0 million in borrowings from the FHLB at December 31, 2020 that bore no interest and were fully repaid at March 31, 2021. The average balance outstanding on FHLB term advances during the three months ended March 31, 2021 and year ended December 31, 2020 was $3.9 million and $8.3 million, respectively. The maximum amount outstanding from the FHLB at any month end during the three months ended March 31, 2021 and year ended December 31, 2020 was $5.0 million and $40.0 million, respectively.

As of March 31, 2021, the Bank was required to hold an investment in FHLB stock of $7.4 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in FHLB stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

As of March 31, 2021, we have pledged $545.3 million of our commercial real estate and residential real estate loans and $46.8 million in securities as collateral for the line of credit with the FHLB.

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

The Subordinated Debt will mature on December 10, 2025 but may be repaid at the Holding Company’s option and with regulatory approval at any time.

Federal Funds

We have entered into nonbinding unsecured federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $75.0 million at March 31, 2021 and had interest rates ranging from 0.12% to 0.30%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually. At March 31, 2021 and December 31, 2020, we had no outstanding advances on any of the Bank’s federal funds lines of credit.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $6.9 million at March 31, 2021, subject to collateral requirements, namely the amount of certain pledged loans. At March 31, 2021 and December 31, 2020, we had no outstanding advances on our line of credit with the Federal Reserve Bank. As of March 31, 2021, we have pledged $12.0 million of our commercial loans as collateral for the credit line with the Federal Reserve Bank.

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

The following table presents a summary of our commitments and contingent liabilities at March 31, 2021 and December 31, 2020.

(Amounts in thousands)	March 31, 2021	December 31, 2020
Commitments:
Commitments to extend credit	$273,033	$259,980
Standby letters of credit	4,925	4,423
Affordable housing grant sponsorships	3,338	3,338
Access to housing and economic assistance for development grant sponsorships	90	90
Total commitments and contingent liabilities	$281,386	$267,831

We were not required to perform on any financial guarantees during the three months ended March 31, 2021 or during the year ended December 31, 2020. At March 31, 2021, approximately $4.8 million of standby letters of credit will expire within one year, and $157 thousand will expire thereafter.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Concentrations of Credit Risk

We grant many loans collateralized by real estate. In our judgment, a concentration exists in real estate related loans, which represented approximately 78% of our gross loan portfolio (87% excluding PPP loans) and 77% of our gross loan portfolio (86% excluding PPP loans) at March 31, 2021 and December 31, 2020, respectively. We underwrite real estate loans in accordance with loan policies that set underwriting criteria, including property types, loan-to-value limits and minimum debt service coverage ratios. We employ a variety of real estate concentration risk management tools including monitoring of limits on concentration levels, limits by property type and geography, annual property reviews including site visits and portfolio stress testing.

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

We have recorded a liability in Other Liabilities in our Consolidated Balance Sheets representing the present value of the remaining minimum lease payments and we have recorded an offsetting right-of-use asset in Other Assets in our Consolidated Balance Sheets. The present value calculation uses a discount rate, which is based on our incremental borrowing rate. The right-of-use asset was also reduced for amounts recognized under the previous accounting requirements. The following table presents information regarding our leases as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Leases:
Right-of-use lease asset	$2,348	$2,547
Lease liability	$2,625	$2,848
Weighted Average Remaining Lease Term (in years)	4.16	4.29
Weighted Average Discount Rate	2.94%	2.93%

Lease expenses are recorded on a straight-line basis over the life of each lease. Lease expense and cash paid on leases are presented in the following table for the periods indicated.

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Leases:
Operating lease expense	$218	$217
Cash paid for operating leases	$243	$246

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth, as of March 31, 2021, the future minimum lease cash payments under non-cancelable operating leases and a reconciliation of the undiscounted cash flows to the operating lease liability.

(Amounts in thousands)	Amount
Due in:
2021	$734
2022	885
2023	327
2024	280
2025	218
2026	218
Thereafter	140
Total undiscounted future minimum lease cash payments	2,802
Present value adjustment	(177)
Lease liability	$2,625

There were no lease-related non-cash financing activities for the three months ended March 31, 2021 or 2020.

NOTE 9. FAIR VALUES

The following tables present estimated fair values of our financial instruments as of March 31, 2021 and December 31, 2020, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as bank-owned life insurance policies.

	Carrying	Fair Value Measurements Using
(Amounts in thousands)	Amounts	Level 1	Level 2	Level 3
March 31, 2021
Financial assets
Cash and cash equivalents	$94,857	$94,857	$—	$—
Securities available-for-sale	$517,375	$—	$517,375	$—
Net loans	$1,129,059	$—	$—	$1,145,137
FHLB stock	$7,380	$7,380	$—	$—
Financial liabilities
Deposits	$1,614,393	$—	$1,615,190	$—
Term debt	$10,000	$—	$10,111	$—
Junior subordinated debenture	$10,310	$—	$10,283	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Carrying	Fair Value Measurements Using
(Amounts in thousands)	Amounts	Level 1	Level 2	Level 3
December 31, 2020
Financial assets
Cash and cash equivalents	$106,986	$106,986	$—	$—
Securities available-for-sale	$446,880	$—	$446,880	$—
Net loans	$1,123,051	$—	$—	$1,138,095
FHLB stock	$7,380	$7,380	$—	$—
Financial liabilities
Deposits	$1,542,779	$—	$1,544,009	$—
Term debt	$15,000	$—	$15,536	$—
Junior subordinated debenture	$10,310	$—	$10,552	$—

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

We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table presents the quantitative information used to fair value our net loans at March 31, 2021.

Quantitative Information about Level 3 Fair Value Measurements
Unobservable Inputs	Range (Weighted Average)
Probability of Default (PD)	0%	-	100%	-	(2.43%)
Loss Given Default (LGD)	0%	-	75.53%	-	(12.24%)
Prepayment Rate	0%	-	27.77%	-	(10.71%)
Discount Rate	1%	-	8.83%	-	(3.91%)

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of March 31, 2021 and December 31, 2020.

(Amounts in thousands)	Fair Value at March 31, 2021
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$31,060	$—	$31,060	$—
Obligations of state and political subdivisions	128,840	—	128,840	—
Residential mortgage-backed securities and collateralized mortgage obligations	277,547	—	277,547	—
Commercial mortgage-backed securities	38,583	—	38,583	—
Other asset-backed securities	41,345	—	41,345	—
Total assets measured at fair value	$517,375	$—	$517,375	$—

(Amounts in thousands)	Fair Value at December 31, 2020
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$32,994	$—	$32,994	$—
Obligations of state and political subdivisions	108,366	—	108,366	—
Residential mortgage-backed securities and collateralized mortgage obligations	240,478	—	240,478	—
Commercial mortgage-backed securities	28,074	—	28,074	—
Other asset-backed securities	36,968	—	36,968	—
Total assets measured at fair value	$446,880	$—	$446,880	$—

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2021 or the year ended December 31, 2020.

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

OREO - The OREO amounts below represent impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. OREO fair values are adjusted for estimated selling costs of 25% based off the adjusted fair value of the property. We record OREO as a nonrecurring Level 3 fair value.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information about our assets and liabilities at March 31, 2021 and December 31, 2020 for which a nonrecurring change in fair value has been recorded during the reporting period. In addition, the tables reflect the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2021 and 2020 related to assets outstanding at March 31, 2021 and 2020.

		For the Three Months Ended
	At March 31, 2021	March 31, 2021
(Amounts in thousands)	Fair Value (1)	Fair Value Adjustments
Other real estate owned	$—	$8
Total assets measured at fair value	$—	$8

(1) Fair value is presented on a nonrecurring basis - Level 3.

		For the Three Months Ended
	At December 31, 2020	March 31, 2020
(Amounts in thousands)	Fair Value (1)	Fair Value Adjustments
Other real estate owned	$8	$6
Total assets measured at fair value	$8	$6

(1) Fair value is presented on a nonrecurring basis - Level 3.

During the three months ended March 31, 2020, one loan with an aggregate carrying value of $14 thousand was written down to its fair value of $8 thousand, resulting in a $6 thousand adjustment to the ALLL when the underlying property was transferred to OREO. The property was reevaluated during the three months ended March 31, 2021 and sold in April 2021, resulting in an $8 thousand write-down of OREO.

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

NOTE 10. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles, net consisted of the following at March 31, 2021 and December 31, 2020.

	March 31,	December 31,
(Amounts in thousands)	2021	2020
Goodwill and Other Intangibles:
Goodwill	$11,671	$11,671
Core deposit intangibles	6,125	6,125
Domain name	32	32
Accumulated amortization	(2,305)	(2,113)
Goodwill and other intangibles, net	$15,523	$15,715

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Goodwill

Goodwill results from a business combination, and is calculated as the amount of consideration paid in excess of the fair value of the net assets acquired in a transaction. Goodwill is considered to have an indefinite life and is therefore not amortized. It is reviewed annually for impairment, or more frequently if required by circumstances known as triggering events. At March 31, 2021, goodwill totaled $11.7 million.

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

The following table sets forth, as of March 31, 2021, the total estimated future amortization of intangible assets:

(Amounts in thousands)	Amount
Amortization:
2021	$574
2022	766
2023	766
2024	581
2025	544
2026 and thereafter	589
Total	$3,820

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

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors”. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2020 to March 31, 2021. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2021, compared to the same periods in 2020. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

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

We commenced banking operations in 1982 and grew organically to four branches before purchasing five Bank of America branches in 2016 and acquiring Merchants Holding Company in 2019; we now operate ten full service facilities, one limited service facility and one loan production office in northern California. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. We provide a wide range of financial services and products for business and retail customers which are competitive with those traditionally offered by banks of similar size in California. As of March 31, 2021 and December 31, 2020, we operated under one primary business segment: Community Banking.

Our principal executive office is located at 555 Capitol Mall Suite 1255, Sacramento, California 95814 and the telephone number is (800) 421-2575.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Significant Items for the First Quarter of 2021:

●	The Bank continued to experience significant growth in deposits, which increased $71 million during the quarter.
●	Loans, exclusive of PPP loans increased $19 million during the quarter; a reversal of the decline that occurred throughout 2020.
●	The Company’s net interest margin was 3.46% for the quarter; unchanged from the preceding quarter.
●	COVID-19 related credit concerns have continued to moderate and no provision for loan and lease losses was required.
●

During the first quarter of 2021, our largest nonaccrual borrowing relationship totaling $3.0 million (43% of nonaccrual loans at December 31, 2020) was repaid. The repayment included all principal (including $110 thousand recovery for an amount previously charged-off), $251 thousand of previously unrecorded interest and $80 thousand of reimbursed legal, appraisal and title fees.

Financial Highlights for the First Quarter of 2021 Compared to the Same Quarter a Year Ago:

Performance

●

Net income of $4.9 million was an increase of $4.0 million (437%) from $916 thousand earned during the same period in the prior year. Earnings of $0.29 per share – diluted was an increase of $0.24 (480%) per share from $0.05 per share – diluted earned during the same period in the prior. The prior year was impacted by:

o	$2.9 million provision for loan and lease losses.
o	$1.1 million in non-recurring costs associated with the termination of a technology management services contract and a severance agreement; both previously announced.
●	Return on average assets increased to 1.11% compared to 0.25% for the same period in the prior year.
●	Return on average equity increased to 11.20% compared to 2.14% for the same period in the prior year.
●	Net interest income increased $1.4 million (11%) to $14.4 million compared to $13.0 million for the same period in the prior year.
●	Net interest margin declined to 3.46% compared to 3.86% for the same period in the prior year.
●	Average loans totaled $1.140 billion, an increase of $107 million (10%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.692 billion, an increase of $339 million (25%) compared to average earning assets for the same period in the prior year.
●	Average deposits totaled $1.571 billion, an increase of $327 million (26%) compared to average deposits for the same period in the prior year.
o	Average non-maturing deposits totaled $1.437 billion, an increase of $339 million (31%) compared to the same period in the prior year.
o	Average certificates of deposit totaled $134.5 million, a decrease of $12.7 million (9%) compared to the same period in the prior year.
●	The Company’s efficiency ratio was 57.1% compared to 70.5% for the same period in the prior year.
o	The Company’s efficiency ratio of 70.5% for the first quarter of 2020 included $1.1 million of non-recurring costs, which increased the efficiency ratio by 8.0%.
●	Book value per common share was $10.50 at March 31, 2021 compared to $9.86 at March 31, 2020.
●	Tangible book value per common share was $9.58 at March 31, 2021 compared to $8.89 at March 31, 2020.

Credit Quality

●	Nonperforming assets at March 31, 2021 totaled $3.9 million or 0.21% of total assets, a decrease of $1.3 million (25%) since March 31, 2020.
●

Net loan recoveries were $117 thousand in the first quarter of 2021 compared with net loan charge-offs of $14 thousand for the same quarter a year ago. Net loan recoveries during the current quarter were primarily related to the collection of previously charged-off principal from our largest nonaccrual borrower.

Impacts of COVID-19:

●

During 2020, we funded 606 loans totaling $163.5 million under the first Small Business Administration Paycheck Protection Program (“PPP”). We continue to process loan forgiveness applications, and at March 31, 2021, we have 228 loans totaling $79.0 million remaining compared to 487 loans totaling $130.8 million at December 31, 2020.

●

During the first quarter of 2021, we funded an additional 196 loans totaling $38.9 million under the SBA’s second PPP loan program. The application period for the second PPP loan program ends on May 31, 2021.

●

We have experienced significant increases in deposit balances during the past year. All PPP loan funds were deposited into customer accounts at our bank and customer behavior has emphasized savings during the economic slowdown.

●

During the first quarter of 2021, the SBA extended its debt relief program and resumed making principal and interest payments on all of our SBA 7(a) loans which totaled $29.8 million at March 31, 2021. Payment assistance varies by borrower, will continue for no more than eight months and is limited to a maximum $9 thousand per borrower per month.

●	At March 31, 2021, approximately 35% of our workforce is working remotely.
●	As of April 12, 2021, all of our offices have returned to a pre-pandemic operating hours.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021. Some of these significant accounting policies are considered critical and require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

Methods and timing of adoption – The FASB has voted to delay until January 2023 the implementation of the ASU No. 2016-13 for smaller reporting companies as defined by the SEC. We qualify as a smaller reporting company and in light of this delay, we have postponed the implementation of the ASU and have not determined if we will implement prior to January 2023 or the financial impact.

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

SOURCES OF INCOME

Interest Income

We derive our income primarily from net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income is impacted by many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. Aside from changes in market interest rates, the current net interest margin will be affected by the following:

●

The majority of our loans are fixed rate loans or variable rate loans that are already at their floor rate. This has mitigated the impact of declining interest rates on loan yields. The yield on loans, exclusive of PPP loans, has declined 20 basis points from 4.80% for the three months ended March 31, 2020 to 4.60% for the three months ended March 31, 2021.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●	At March 31, 2021, we have 424 PPP loans totaling $118.0 million, which bear an interest rate of 1.00%. The yield on PPP loans is highly dependent on fees earned over the life of the loans. When PPP loans are forgiven and repaid before the end of the loan term, we accelerate recognition of the unamortized loan fee, which increases the average yield on PPP loans for the quarter of forgiveness. For the three months ended March 31, 2021, the average yield for PPP loans was 5.49%, including $1.4 million, in fees ($1.0 million of which was accelerated). At March 31, 2021, net loan fees totaling $842 thousand remain to be earned from loans in the first PPP loan program. We anticipate that most of these fees will be recognized during the second quarter of 2021. At March 31, 2021, net loan fees totaling $1.3 million remain to be earned from loans in the second PPP loan program, which have a five-year term.
●	The impact of declining interest rates has been more immediate on our investment portfolio and our interest-bearing deposits in other banks. Much of our investment portfolio is collateralized by residential and commercial real estate mortgages. The rapid decline in interest rates during 2020 prompted the refinance of many of these mortgages, which accelerated bond repayments and accelerated amortization of bond premiums, lowering yields. Additionally, the cash flows from the investment portfolio were reinvested at substantially lower yields. Yield on taxable securities declined from 2.68% for the three months ended March 31, 2020 to 1.68% for the three months ended March 31, 2021.
●

During 2020, in response to the economic effects of the COVID-19 pandemic, the Federal Reserve cut short-term interest rates by 150 to 175 basis points and has provided guidance that it expects interest rates to remain low for an extended period of time. Our average yield on interest bearing deposits in other banks decreased 120 basis points for the current quarter compared to the same quarter a year ago. We have also experienced significant increased deposit balances due to PPP loan program disbursements and changes in customer behavior, which continues to place greater emphasis on savings during the current uncertain times. During the current quarter, we successfully invested a large portion of our increased liquidity into our investment portfolio, which should enhance our net interest margin and net interest income.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes as of March 31, 2021 when loans are projected to reprice by year and by rate index.

						Years 6
						Through	Beyond
(Amounts in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 10	Year 10	Total
Rate Index:
Fixed	$78,882	$106,343	$57,826	$45,797	$41,390	$187,744	$38,332	$556,314
Variable:
Prime	70,560	5,540	5,402	6,957	6,722	954	—	96,135
5 Year Treasury	47,993	66,128	60,511	94,813	102,025	55,762	—	427,232
7 Year Treasury	2,914	4,502	5,347	—	—	—	—	12,763
1 Year LIBOR	17,418	—	—	—	—	—	—	17,418
Other Indexes	3,373	1,961	1,801	9,831	2,504	11,386	1,444	32,300
Total accruing variable rate loans	142,258	78,131	73,061	111,601	111,251	68,102	1,444	585,848

Nonaccrual	800	784	728	444	244	780	144	3,924
Total	$221,940	$185,258	$131,615	$157,842	$152,885	$256,626	$39,920	$1,146,086

For variable rate loans, the following table summarizes those that were at or above their floor rate, and those that do not possess a contractual floor rate.

	At March 31, 2021
	With Floors			Without
(Amounts in thousands)	At Floor Rate	Above Floor Rate	Total	Floors	Total
Variable rate loans:
Prime	$41,635	$6,145	$47,780	$48,355	$96,135
5 year Treasury	355,530	44,466	399,996	27,236	427,232
7 Year Treasury	12,763	—	12,763	—	12,763
1 Year LIBOR	—	709	709	16,709	17,418
Other Indexes	15,041	824	15,865	16,435	32,300
Total accruing variable rate loans	$424,969	$52,144	$477,113	$108,735	585,848

Nonaccrual					3,924
Total variable rate loans					$589,772

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

First Quarter of 2021 Compared With First Quarter of 2020

Net income for the first quarter of 2021 increased $4.0 million compared to the first quarter of 2020. In the current quarter, net interest income was $1.4 million higher, provision for loan and lease losses was $2.9 million lower, noninterest income was $271 thousand higher and noninterest expense was $886 thousand lower. These positive changes were partially offset by a provision for income taxes that was $1.4 million higher.

Return on Average Assets and Return on Average Equity

The following table presents the return on average assets and return on average equity for the three months ended March 31, 2021 and 2020. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Return on average assets	1.11%	0.25%
Return on average equity	11.20%	2.14%

NET INTEREST INCOME AND NET INTEREST MARGIN

During 2020, in response to the economic effects of the COVID-19 pandemic, the Federal Reserve cut short-term interest rates by 150 to 175 basis points and has provided guidance that it expects interest rates to remain low for an extended period of time.

The net interest margin for the first quarter of 2021 was 3.46%, a decrease of 40 basis points compared to the same period a year ago.

Maintaining our net interest margin in the future will be challenging as current market pressures are anticipated to cause our yield on interest-earning assets to continue to decline and the current margin is temporarily enhanced by accelerated PPP fees.

For the three months ended March 31, 2021 compared to the same period a year ago, net interest income increased $1.4 million.

Interest income for the first quarter of 2021 increased $895 thousand or 6% to $15.2 million.

●	During the first quarter of 2021, we recognized $1.0 million in accelerated net fee income on PPP loans forgiven and repaid during the quarter. These accelerated loan fees increased the average yield on loans for the first quarter of 2021 by 36 basis points and increased the net interest margin for the quarter by 24 basis points.
●	PPP loans had an average balance of $123.2 million and yield of 5.49% (2.20% excluding accelerated fee income).
●	Excluding PPP loans, interest and fees on loans decreased $791 thousand due to a $16.6 million decrease in average loan balances and a 20 basis point decrease in average yield.
●	During the first quarter of 2021, we recognized $251 thousand in nonaccrual interest income as part of the collection of loans from our largest nonaccrual borrower. The interest income recognized as part of that repayment increased the average yield on loans for the first quarter of 2021 by 9 basis points.
●	Interest on investment securities increased $143 thousand due to a $168.4 million increase in average securities balances partially offset by a 90 basis point decrease in average yield.
●

Interest on interest-bearing deposits due from banks decreased $125 thousand due to a 120 basis point decrease in average yield that was partially offset by a $64.2 million increase in average interest-bearing deposit balances.

Interest expense for the first quarter of 2021 decreased $537 thousand or 40% to $822 thousand.

●	Interest expense on interest-bearing deposits decreased $446 thousand. Average interest-bearing demand and savings deposit balances increased $198.2 million, while average certificate of deposit balances decreased $12.7 million. The average rate paid on interest-bearing deposits decreased 27 basis points from 0.53% to 0.26%.
●

Average FHLB borrowings were $3.9 million in the current quarter compared to $220 thousand during the same period a year ago. The borrowings bore no interest under a program offered by the FHLB and were fully repaid at March 31, 2021.

●	Interest expense on other term debt decreased $47 thousand. The average debt balance was essentially unchanged, while the average rate paid decreased 187 basis points.
●	Interest expense on junior subordinated debentures decreased $44 thousand. The average debt balance was unchanged, while the average rate paid decreased 170 basis points.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Earned/Paid

The following table presents average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Average			Average
(Dollars in thousands)	Balance	Interest (1)	Yield/ Rate (5)	Balance	Interest (1)	Yield/ Rate (5)
Interest-earning assets:
Loans, net of PPP (2)	$1,017,123	$11,547	4.60%	$1,033,689	$12,338	4.80%
PPP loans	123,192	1,668	5.49%	—	—	—%
Taxable securities	358,291	1,485	1.68%	237,405	1,582	2.68%
Tax-exempt securities (3)	82,355	511	2.52%	34,869	271	3.13%
Interest-bearing deposits in other banks	111,320	29	0.11%	47,135	154	1.31%
Average interest-earning assets	1,692,281	15,240	3.65%	1,353,098	14,345	4.26%
Cash and due from banks	21,744			21,987
Premises and equipment, net	15,001			15,753
Goodwill	11,671			11,671
Other intangibles, net	3,934			4,701
Other assets	45,816			46,809
Average total assets	$1,790,447			$1,454,019

Interest-bearing liabilities:
Demand - interest-bearing	$295,388	58	0.08%	$233,375	100	0.17%
Money market	425,113	195	0.19%	307,587	403	0.53%
Savings	154,199	48	0.13%	135,504	118	0.35%
Certificates of deposit	134,520	338	1.02%	147,241	464	1.27%
Federal Home Loan Bank of San Francisco ("FHLB") borrowings	3,889	—	—%	220	—	0.21%
Other borrowings	10,000	137	5.56%	9,963	184	7.43%
Junior subordinated debentures	10,310	46	1.81%	10,310	90	3.51%
Average interest-bearing liabilities	1,033,419	822	0.32%	844,200	1,359	0.65%
Noninterest-bearing demand	562,155			420,847
Other liabilities	16,711			16,852
Shareholders’ equity	178,162			172,120
Average liabilities and shareholders’ equity	$1,790,447			$1,454,019
Net interest income and net interest margin (4)		$14,418	3.46%		$12,986	3.86%

(1) Interest income on loans, net of PPP includes net fees and costs of approximately $204 thousand and $257 thousand for the three months ended March 31, 2021 and 2020, respectively. Interest income on PPP loans includes $1.4 million of net fees and costs for the three months ended March 31, 2021.

(2) Loans, net of PPP includes average nonaccrual loans of $6.2 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively.
(3) Interest income and yields on tax-exempt securities are presented on a nominal basis, not on a tax equivalent basis.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income for the three months ended March 31, 2021 and 2020 included $110 thousand and $163 thousand, respectively, in accretion of the discount on the loans acquired from Merchants Holding Company, which improved the net interest margin by 4 and 6 basis points, respectively.

(5) Yields and rates are calculated by dividing income or expense by the average balance of assets or liabilities, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following table sets forth a summary of the changes in net interest income due to changes in average balances (volume variance) and changes in average rates (rate variance) for the three months ended March 31, 2021 and 2020. Changes in interest income and expense which are not specifically attributable to either volume or rate, are allocated proportionately between both variances. Interest income and yields on tax-exempt securities are presented on a nominal basis; not on a tax equivalent basis.

	Three Months Ended March 31, 2021 Over Three Months Ended March 31, 2020
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Loans, net of PPP	$(195)	$(596)	$(791)
PPP loans	1,668	—	1,668
Taxable securities	493	(590)	(97)
Tax-exempt securities (1)	279	(39)	240
Interest-bearing deposits in other banks	16	(141)	(125)
Total increase (decrease)	2,261	(1,366)	895

Increase (decrease) in interest expense:
Demand - interest-bearing	40	(82)	(42)
Money market	294	(502)	(208)
Savings	19	(89)	(70)
Certificates of deposit	(38)	(88)	(126)
Other borrowings	1	(48)	(47)
Junior subordinated debentures	—	(44)	(44)
Total increase (decrease)	316	(853)	(537)
Net increase	$1,945	$(513)	$1,432

(1) Interest income on tax-exempt securities is not presented on a tax equivalent basis.

PROVISION FOR LOAN AND LEASE LOSSES

There was no provision for loan and lease losses for the three months ended March 31, 2021 compared to $2.9 million for the same period in the prior year. A detailed discussion of our provision is provided later in this filing under the heading “Allowance for Loan and Lease Losses”. Also, see Note 4 Loans in the Notes to Consolidated Financial Statements for further information.

NONINTEREST INCOME

The following table presents the key components of noninterest income for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$148	$169	$(21)	(12)%
ATM and point of sale fees	318	268	50	19%
Payroll and benefit processing fees	169	170	(1)	(1)%
Life insurance	121	123	(2)	(2)%
Gain on sale of investment securities, net	7	84	(77)	(92)%
FHLB dividends	93	130	(37)	(28)%
Legal settlement	221	—	221	100%
Other income (loss)	86	(52)	138	265%
Total noninterest income	$1,163	$892	$271	30%

Noninterest income for the three months ended March 31, 2021 increased $271 thousand compared to the same period a year previous. The increase was primarily due to a $221 thousand legal settlement, which was a partial recovery of an investment security impairment loss recorded during the second quarter of 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

The following table presents the key components of noninterest expense for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	Amount	Percent
Noninterest expense:
Salaries & related benefits	$6,186	$5,923	$263	4%
Loan origination costs	(547)	(450)	(97)	(22)%
Premises & equipment	959	854	105	12%
FDIC insurance premium	110	36	74	206%
Data processing fees	548	531	17	3%
Professional services	301	334	(33)	(10)%
Telecommunications	170	171	(1)	(1)%
Non-recurring costs	—	1,114	(1,114)	(100)%
Other	1,170	1,270	(100)	(8)%
Total noninterest expense	$8,897	$9,783	$(886)	(9)%

Noninterest expense for the three months ended March 31, 2021 decreased $886 thousand compared to the same period a year previous. The first quarter of 2020 included $1.1 million in non-recurring costs that consisted of $700 thousand associated with the termination of a technology management services contract and $414 thousand related to a severance agreement. Excluding the non-recurring costs, noninterest expense increased $214 thousand primarily due to accruals for incentives made in the current quarter that were not made in the same quarter one year ago.

The Company’s efficiency ratio was 57.1% for the first quarter of 2021. The ratio during the same period in 2020 was 70.5%. The Company’s efficiency ratio of 70.5% for the first quarter of 2020 included $1.1 million of non-recurring costs, which increased the efficiency ratio by 8.0%.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Income Taxes:
Income before provision for income taxes	$6,684	$1,245
Provision for income taxes	$1,764	$329
Effective tax rate	26.4%	26.4%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2021, we had total consolidated assets of $1.829 billion, gross loans of $1.146 billion, allowance for loan and lease losses (“ALLL”) of $17 million, total deposits of $1.614 billion, and shareholders’ equity of $177 million.

We maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $20.1 million and we also held interest-bearing deposits in the amount of $74.8 million. During the current quarter, we successfully invested a large portion of our increased liquidity into our investment portfolio.

Available-for-sale investment securities totaled $517.4 million at March 31, 2021, compared to $446.9 million at December 31, 2020. Changes in our available-for-sale securities portfolio were as follows:

●	Purchased securities with a par value of $111.1 million.
●	Sold securities with a par value of $11.6 million resulting in a $7 thousand in net realized gains.
●	Received $24.9 million in proceeds from principal payments, calls and maturities.

At March 31, 2021, our net unrealized gains on available-for-sale investment securities were $4.0 million compared to net unrealized gains of $10.6 million at December 31, 2020. The decline in net unrealized gains during the three months ended March 31, 2021 was due to recent increases in market interest rates.

We recorded gross loan balances of $1.146 billion at March 31, 2021, compared to $1.140 billion at December 31, 2020 an increase of $6 million. Loans, exclusive of PPP increased $19 million, while PPP loans decreased $12.8 million during the three months ended March 31, 2021.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $3.1 million to $3.9 million, or 0.34% of gross loans as of March 31, 2021, compared to $7.0 million, or 0.62% of gross loans as of December 31, 2020. The decrease resulted from collection of two nonaccrual loans totaling $3.0 million.

Past due loans as of March 31, 2021 decreased $1.7 million to $3.8 million, compared to $5.4 million as of December 31, 2020. The decrease resulted from collection of the previously discussed $3.0 million nonaccrual loans offset by a $1.1 million commercial real estate loan. We believe that risk grading for past due and nonperforming loans appropriately reflects the risk associated with those loans.

In response to the COVID-19 pandemic, we granted loan payment deferrals to help many of our borrowers during 2020. At March 31, 2021, there were 26 loans totaling $4.1 million with a payment deferral compared to 82 loans totaling $9.5 million at December 31, 2020. A detailed discussion of the loan payment deferrals is provided later in this document under the heading “COVID-19 Troubled Debt Restructuring Guidance”.

During the first quarter of 2021, the SBA extended its debt relief program and resumed making principal and interest payments on all SBA 7(a) loans. Without these payments, past due loan totals might have been higher at March 31, 2021. A detailed discussion of program is provided later in this document under the heading “SBA Loan Payments”.

The ALLL at March 31, 2021 increased $117 thousand to $17.0 million compared to $16.9 million at December 31, 2020. At March 31, 2021, relying on our ALLL methodology, which uses criteria such as credit grading, historical loss rates, and qualitative factors, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could result in additional charges to the provision for loan and lease losses. A detailed discussion of the ALLL is provided later in this document under the heading “Allowance for Loan and Lease Losses”. Also, see Note 4 Loans in the Notes to Consolidated Financial Statements for further information on the ALLL and the loan portfolio.

Premises and equipment totaled $14.8 million at March 31, 2021, a decrease of $207 thousand compared to $15.0 million at December 31, 2020.

At March 31, 2021, we had one OREO property with a $0 balance compared to $8 thousand at December 31, 2020. During the first quarter of 2021, we recognized a write-down for $8 thousand.

Bank-owned life insurance increased $114 thousand during the three months ended March 31, 2021 to $24.3 million compared to $24.2 million at December 31, 2020.

Goodwill and other intangible assets, net totaled $15.5 million at March 31, 2021, a decrease of $192 thousand compared to $15.7 million at December 31, 2020, resulting from amortization of core deposit intangibles.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other assets, which include the Bank’s investment qualified zone academy bonds, FHLB stock, right-of-use lease asset and low-income housing tax credit partnerships totaled $27.2 million at March 31, 2021 compared to $28.2 million at December 31, 2020.

Total deposits at March 31, 2021, increased $71 million or 19% annualized to $1.614 billion compared to $1.543 at December 31, 2020.

●	Total non-maturing deposits increased $73.7 million or 21% annualized compared to December 31, 2020. The increase in non-maturing deposits was due disbursements from the second PPP program and customer behavior, which continues to place greater emphasis on savings during the current uncertain times. Management anticipates that depositor behavior will change later in the year as economic conditions improve and depositors begin to use the cash balances that have accumulated over the past year.
●	Certificates of deposit decreased $2.0 million or 6% annualized compared to December 31, 2020. The decrease reflects depositor reaction to the current very low interest rate environment.

Other liabilities, which include the Bank’s liability for Supplemental Executive Retirement Plan (“SERP”), deferred director compensation, operating leases and the funding obligation for investments in LIHTC, decreased $904 thousand to $17.3 million as of March 31, 2021 compared to $18.2 million at December 31, 2020.

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

The carrying value of our available-for-sale investment securities totaled $517.4 million at March 31, 2021, compared to $446.9 million at December 31, 2020. Unprecedented deposit growth during the last year as a result of PPP programs and recent customer behavior which has placed a greater emphasis on savings, combined with moderate demand for loans, has led to a significant increase in the size of our investment securities portfolio. During the three months ended March 31, 2021, we purchased securities with a par value of $111.1 million and weighted average yield of 1.56% (1.62% tax equivalent) and sold securities with a par value of $11.6 million and weighted average yield and tax equivalent yield of (0.19)%.

The following table presents the available-for-sale investment securities portfolio at fair value as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
(Amounts in thousands)	2021	2020
Available-for-sale securities:
U.S. government & agencies	$31,060	$32,994
Obligations of state and political subdivisions	128,840	108,366
Residential mortgage-backed securities and collateralized mortgage obligations	277,547	240,478
Commercial mortgage-backed securities	38,583	28,074
Other asset-backed securities	41,345	36,968
Total	$517,375	$446,880

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents information regarding the amortized cost, and maturity structure of the investment portfolio at March 31, 2021.

			Maturities		Maturities
	Maturities		Over One Through		Over Five Through		Maturities
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$—	—%	$924	2.41%	$15,018	2.48%	$14,518	2.08%	$30,460	2.29%
Obligations of state and political subdivisions	460	3.29%	9,069	3.78%	19,410	2.37%	98,197	2.33%	127,136	2.44%
Residential mortgage-backed securities and collateralized mortgage obligations	11,156	2.14%	108,376	1.81%	135,733	1.46%	21,517	1.66%	276,782	1.64%
Commercial mortgage-backed securities	—	—%	1,607	2.49%	16,104	1.78%	20,827	1.73%	38,538	1.79%
Other asset-backed securities	—	—%	—	—%	—	—%	40,508	1.30%	40,508	1.30%
Total	$11,616	2.19%	$119,976	1.98%	$186,265	1.66%	$195,567	1.96%	$513,424	1.86%

(1) The maturities for the collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

While every investment security has a contractual maturity, many have cash flows that differ from the contractual terms and result in earlier maturities. The following table presents the expected average life of investment securities at March 31, 2021.

	Available-For-Sale
(Amounts in thousands)	Amortized Cost	Fair Value
Average expected life:
One year or less	$18,408	$18,613
After one year through five years	185,125	189,837
After five years through ten years	260,843	261,304
After ten years	49,048	47,621
Total	$513,424	$517,375

Loan Portfolio

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	%	Amount	%
Loan Portfolio:
Commercial	$117,597	10%	$115,559	10%
PPP	117,991	10	130,814	11
Commercial real estate:
Construction and land development	32,145	3	44,549	4
Non-owner occupied	592,157	52	550,020	48
Owner occupied	165,367	14	172,967	15
Residential real estate:
ITIN	27,839	2	29,035	3
1-4 family mortgage	54,562	5	55,925	5
Equity lines	18,600	2	18,894	2
Consumer and other	19,685	2	21,969	2
Gross loans	1,145,943	100%	1,139,732	100%
Deferred fees and costs	143		229
Loans, net of deferred fees and costs	1,146,086		1,139,961
Allowance for loan and lease losses	(17,027)		(16,910)
Net loans	$1,129,059		$1,123,051

The following table sets forth the contractual maturity of our loan portfolio as of March 31, 2021, although contractual maturities of loans do not necessarily reflect the actual lives of the loans.

		After One	After Five	After
	Within One	Through	Through	Fifteen
(Amounts in thousands)	Year	Five Years	Fifteen Years	Years	Total
Loan Portfolio:
Commercial	$49,724	$62,083	$5,790	$—	$117,597
PPP	117,991	—	—	—	117,991
Commercial real estate:
Construction and land development	11,276	1,677	3,167	16,025	32,145
Non-owner occupied	46,014	226,433	299,408	20,302	592,157
Owner occupied	17,622	64,594	82,903	248	165,367
Residential real estate:
ITIN	3,327	13,152	11,010	350	27,839
1-4 family mortgage	4,227	18,530	29,091	2,714	54,562
Equity lines	727	995	1,239	15,639	18,600
Consumer and other	1,026	18,656	3	—	19,685
Gross loans	251,934	406,120	432,611	55,278	1,145,943
Deferred fees and costs	—	—	—	—	143
Loans, net of deferred fees and costs	$251,934	$406,120	$432,611	$55,278	$1,146,086

Loans with:
Fixed rates	$78,882	$251,356	$224,849	$1,227	$556,314
Variable rates	173,052	154,764	207,762	54,051	589,629
Deferred fees and costs	—	—	—	—	143
Total	$251,934	$406,120	$432,611	$55,278	$1,146,086

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our fixed and variable interest rate loans at March 31, 2021.

(Amounts in thousands)	Fixed	Variable	Total
Loan Portfolio:
Commercial	$67,967	$49,630	$117,597
PPP	117,991	—	117,991
Commercial real estate:
Construction and land development	18,803	13,342	32,145
Non-owner occupied	250,432	341,725	592,157
Owner occupied	33,220	132,147	165,367
Residential real estate:
ITIN	8,370	19,469	27,839
1-4 family mortgage	39,360	15,202	54,562
Equity lines	759	17,841	18,600
Consumer and other	19,412	273	19,685
Gross loans	556,314	589,629	1,145,943
Deferred fees and costs	—	143	143
Loans, net of deferred fees and costs	$556,314	$589,772	$1,146,086

Loans with Unique Credit Characteristics

ITIN Loans

We own a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans which are geographically disbursed throughout the United States and are made to legal United States residents who do not possess a social security number. The ITIN loan portfolio is serviced by a third party. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. As with all loans, worsening economic conditions in the United States could cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. If in the future, we become responsible for servicing these loans, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense. At March 31, 2021, there were 18 ITIN loans totaling $1.1 million with a COVID-19 related payment deferral. Payment deferrals are limited to no more than six months.

SFC Loans

Between May of 2014 and December of 2018, we purchased unsecured retail installment home improvement consumer loans that were originated by Service Finance Company, LLC (“SFC”). The loans were made through a network of over 8,000 approved home improvement dealers throughout the United States and Puerto Rico. Loans within the portfolio have a wide range of terms, interest rates and purchase discounts or premiums and at origination were made to borrowers with FICO scores of 750 or higher. Principal repayments on these loans totaled $2.0 million for the three months ended March 31, 2021. The loans are serviced by a third party. If in the future, we become responsible for servicing these loans, we may realize additional monitoring and servicing costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense. At March 31, 2021, there were 5 SFC loans totaling $19 thousand with a COVID-19 related payment deferral.

PPP Loans

We have funded 802 loans totaling $202.4 million under the two PPP loan programs through March 31, 2021.

First PPP Loan Program - 2020

During 2020, we originated 606 loans totaling $163.5 million in the first PPP loan program. At March 31, 2021, 228 loans totaling $79.0 million remain outstanding. Almost all of the loans have a two-year term over which the loan fee income (net of loan origination costs) is being earned. When a PPP loan is repaid prior to maturity, all unamortized fees and costs associated with the loan are accelerated into income. During the current quarter, 259 loans totaling $51.8 million were repaid and we recognized $1.0 million in accelerated net fee income compared to 119 loans repaid totaling $32.7 million and $664 thousand in accelerated net fee income in the prior quarter. At March 31, 2021, net loan fees totaling $842 thousand remain to be earned and we anticipate that most of it will be recognized during the second quarter of 2021.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second PPP Loan Program - 2021

During the first quarter of 2021, the SBA announced a second PPP loan program. The SBA’s second PPP loan program provides first draw PPP loans to borrowers who were ineligible under the first PPP loan program (sole proprietors, ITIN business owners, small business owners with non-fraud felony convictions and small business owners who have struggled with student loan debt) and allows second draw PPP loans to qualifying businesses that received a first draw under SBA’s first PPP loan program. The loans are available until May 31, 2021, are limited to $2 million, have a five-year term and SBA has increased the lender fees for loans under $50 thousand to incentivize lenders to work with smaller borrowers. At March 31, 2021, we have originated 196 loans totaling $38.9 million in the new program and we have an additional 52 applications totaling $9.3 million in process. Of the 196 loans we have originated, 158 were made to borrowers receiving a second draw PPP loan.

We anticipate that the loans in the second PPP loan program will have a lower yield than the first PPP loan program as net fee income will be recognized over a five-year term instead of the two-year term of the first program. Borrowers may submit a loan forgiveness application after using the loan proceeds and submitting an application for forgiveness of their first PPP loan. At March 31, 2021, loan fee income (net of loan origination costs) totaling $1.3 million remains to be earned from the loans in the second PPP loan program. As of March 31, 2021, we have not received any forgiveness applications for loans funded in the second program.

The following tables provide additional information on PPP loans by industry and by loan balance at March 31, 2021 for loans in both PPP loan programs.

	At March 31, 2021
(Dollars in thousands)	Number	Balance
Industry:
Construction	70	$55,204
Healthcare and Social Assistance	65	12,166
Professional, Scientific and Tech Services	59	8,161
Accommodation and Food Services	47	8,705
Admin, Support, Waste Management and Remediation Services	14	4,855
Primary Metal Manufacturing	7	3,438
Retail Trade	31	2,232
Other	131	23,230
Total	424	$117,991

	At March 31, 2021
(Dollars in thousands)	Balance	Number	Average Loan Size
Loan Size:
$50,000 or less	$3,427	154	$22
$50,001 to $150,000	11,205	136	$82
$150,001 to $350,000	13,895	63	$221
$350,001 to $1,999,999	44,464	58	$767
$2,000,000 or greater	45,000	13	$3,462
Total	$117,991	424	$278

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the status of our loans in the forgiveness process.

	At March 31, 2021			At December 31, 2020
(Dollars in thousands)	Balance	Number	Average Loan Size	Balance	Number	Average Loan Size
First PPP loan program - 2020
Borrower has not started application	$5,425	49	$111	$33,459	185	$181
Borrower is working on application	9,345	65	$144	31,277	136	$230
Borrower has completed application and bank is reviewing it	6,381	35	$182	43,872	105	$418
Bank has approved application and submitted it to SBA	57,901	78	$742	22,087	44	$502
Loans partially repaid (1)	4	1	$4	119	17	$7
PPP loans not fully repaid	79,056	228	$347	130,814	487	$269

Repayments	84,437	378	$223	32,679	119	$275
Total first PPP Loan program - 2020	163,493	606	$270	163,493	606	$270

Second PPP loan program - 2021
Borrower has not started application	38,935	196	$199	—	—	$—
Total PPP loans originated by bank	$202,428	802	$252	$163,493	606	$270

(1) Borrowers who participated in the Economic Injury Disaster Loan ("EIDL") program had their forgiveness payment reduced by their EIDL advance. This reduction has subsequently been repealed and the SBA has remitted a reconciliation payment for previously-deducted EIDL advance amounts, plus interest.

Purchased Loans

In addition to loans we have originated or loans we acquired in conjunction with our acquisition of Merchants National Bank of Sacramento, the loan portfolio includes purchased loan pools and purchased participations. Purchased loan pools and participations are recorded at their fair value at the acquisition date.

The following table presents the recorded investment in purchased loan pools and purchased participations at March 31, 2021 and December 31, 2020. The purchased loans presented in the table include the ITIN and SFC loans discussed under the heading “Loans with Unique Credit Characteristics”.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Loan Type:
Commercial real estate	$13,780	1%	$14,027	1%
Residential real estate	38,630	3	40,242	3
Consumer and other	16,386	1	18,369	2
Total purchased loans	$68,796	5%	$72,638	6%

Asset Quality

Nonperforming Assets

Our loan portfolio is heavily concentrated in real estate and the ability for a significant portion of our borrowers to repay their loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. Loans secured by real estate or other assets primarily located in California are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. As such, our dependence on real estate secured loans increases the risk of loss in our loan portfolio when a market experiences declining real estate values. Furthermore, declining real estate values would negatively impact any holdings of OREO.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manage asset quality and mitigate credit risk through the application of policies designed to promote sound underwriting and loan monitoring practices. Our Loan Committee is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan and lease losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to provide for probable losses inherent in the outstanding loan and lease portfolio. The amount of provision charge is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the ALLL. Reviews of nonperforming loans, past due loans and larger credits, designed to identify potential charges to the ALLL, and to determine the adequacy of the allowance, are conducted on a quarterly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan portfolio, prevailing economic conditions and other factors.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our nonperforming assets as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Nonperforming Assets:
Commercial	$1,520	$1,535
Commercial real estate:
Non-owner occupied	626	640
Owner occupied	95	3,094
Total commercial real estate	721	3,734
Residential real estate:
ITIN	1,529	1,585
1-4 family mortgage	137	141
Total residential real estate	1,666	1,726
Consumer and other	17	18
Total nonaccrual loans	3,924	7,013
90 days past due and still accruing	—	—
Total nonperforming loans	3,924	7,013
Other real estate owned	—	8
Total nonperforming assets	$3,924	$7,021

Gross loans	$1,145,943	$1,139,732
PPP loans (1)	117,991	130,814
Total gross loans, net of PPP loans	$1,027,952	$1,008,918

Nonperforming loans to gross loans	0.34%	0.62%
Nonperforming loans to gross loans (excluding PPP) (2)	0.38%	0.70%
Nonperforming assets to total assets	0.21%	0.40%

(1) PPP loans are fully guaranteed by SBA and no allowance is provided for them.

(2) Nonperforming loans to gross loans (excluding PPP) is computed by dividing nonperforming loans by total gross loans excluding gross PPP loans. Management believes that the ratio excluding PPP loans is meaningful when comparing to periods that do not include PPP loans, which are guaranteed by the SBA, and are expected to be forgiven and repaid by the SBA.

We regularly perform thorough reviews of the commercial real estate portfolio, including semi-annual stress testing. These reviews are performed on both our non-owner and owner occupied credits. Stress testing is performed to determine the effect of rising cap rates, interest rates, and vacancy rates on the portfolio. Based on our analysis, we believe we are effectively managing the risks in this portfolio. There can be no assurance that declines in economic conditions, such as potential increases in retail or office vacancy rates, will not exceed the projected assumptions utilized in stress testing and result in additional nonperforming loans in the future.

Troubled Debt Restructurings

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

As of March 31, 2021, we had $6.0 million in troubled debt restructurings compared to $6.1 million as of December 31, 2020. As of March 31, 2021, we had 90 loans that were classified as troubled debt restructurings, of which 88 loans were performing according to their restructured terms. Of the 90 troubled debt restructurings, 82 were ITIN loans totaling $4.7 million which are serviced by a third party. Troubled debt restructurings represented 0.52% of gross loans as of March 31, 2021, compared to 0.53% of gross loans at December 31, 2020.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impaired loans of $4.0 million and $4.1 million were classified as accruing troubled debt restructurings at March 31, 2021 and December 31, 2020, respectively. For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of March 31, 2021 and December 31, 2020, we had no obligations to lend additional funds on any troubled debt restructured loans.

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Troubled Debt Restructurings:
Accruing troubled debt restructurings
Commercial	$494	$498
Residential real estate:
ITIN	3,420	3,466
Equity lines	121	126
Total accruing troubled debt restructurings	$4,035	$4,090

Nonaccruing troubled debt restructurings
Commercial real estate:
Non-owner occupied	626	640
Residential real estate:
ITIN	1,304	1,349
Consumer and other	17	18
Total nonaccruing troubled debt restructurings	$1,947	$2,007

Total troubled debt restructurings
Commercial	$494	$498
Commercial real estate:
Non-owner occupied	626	640
Residential real estate:
ITIN	4,724	4,815
Equity lines	121	126
Consumer and other	17	18
Total troubled debt restructurings	$5,982	$6,097

Total troubled debt restructurings to gross loans outstanding at period end	0.52%	0.53%
Total troubled debt restructurings to gross loans outstanding at period end (excluding PPP) (1)	0.58%	0.60%

(1) Troubled debt restructuring to gross loans (excluding PPP) is computed by dividing troubled debt restructurings by total gross loans excluding gross PPP loans. Management believes that the ratio excluding PPP loans is meaningful when comparing to periods that do not include PPP loans, which are guaranteed by the SBA, and are expected to be forgiven and repaid by the SBA.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19 Troubled Debt Restructuring Guidance

Financial institution regulators and the CARES Act have changed the treatment of short-term loan modifications for borrowers impacted by COVID-19. The change provides that modifications made in response to COVID-19, to borrowers under certain circumstances, should not be considered a troubled debt restructuring.

We have responded to the needs of our borrowers in accordance with the CARES Act and regulatory guidance to grant short-term COVID-19 related loan modifications. These modified loans are not troubled debt restructurings and are not considered to be past due or non-performing. We have granted payment deferrals ranging from one to six months determined on a case-by-case basis considering the nature of the business and the impact of COVID-19. For some borrowers that where initially granted a payment deferral of less than six months, we have granted an additional payment deferral period on a case-by-case basis.

We maintain close contact with our borrowers to update our understanding of the impact of the pandemic on them, their businesses and the underlying collateral for our loans. For borrowers who continue to have been granted a loan payment deferral, we have evaluated their credit quality position and the potential for loss of principal.

Most of the loan payment deferrals have ended and borrowers have resumed making payments. At March 31, 2021, there were 26 loans totaling $4.1 million with a payment deferral compared to 82 loans totaling $9.5 million at December 31, 2020.

Loans with a payment deferral at March 31, 2021 consisted of two SBA 504 commercial real estate loans totaling $2.9 million, a $2 thousand consumer loan, and 23 loans totaling $1.2 million that are serviced by others. The loans serviced by others are small residential mortgages and consumer home improvement loans that are geographically disbursed throughout the United States.

Past Due Loans

Past due loans as of March 31, 2021 decreased $1.6 million to $3.8 million compared to $5.4 million as of December 31, 2020. The decrease in past due loans resulted from collection of two nonaccrual loans totaling $3.0 million partially offset by a $1.1 million commercial real estate loan.

Past due loans included seven loans totaling $3.3 million at March 31, 2021, that were previously granted payment deferrals:

●	Three loans that are guaranteed under the California Capital Access Program for Small Business;
o	$1.4 million for two commercial loans on nonaccrual status made to one borrower and
o	$101 thousand for one commercial loan secured by residential real estate.
●	$626 thousand for one commercial real estate loan on nonaccrual status that is a troubled debt restructured loan.
●	$1.1 million for one commercial real estate loan that was fully repaid on April 1, 2021.
●	$72 thousand for two ITIN loans.

SBA Loan Payments

During the first quarter of 2021, the SBA extended its debt relief program and resumed making principal and interest payments on all of our SBA 7(a) loans, which totaled $29.8 million at March 31, 2021. Payment assistance varies by borrower, will continue for no more than eight months and is limited to a maximum $9 thousand per borrower per month.

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

Many of our COVID-19 related credit concerns have moderated and no provision for loan and lease losses was required during the first quarter of 2021 compared to a provision of $2.9 million for the same quarter a year ago. Nonaccrual loans decreased 43% since December 31, 2020 from collection of two nonaccrual loans totaling $3.0 million. Net loan loss recoveries were $117 thousand during the first quarter of 2021 and most of our borrowers who received a COVID-19 related loan payment deferral have resumed making their payments. We have however recognized downgrades of certain loans during the current quarter based on year-end financial data from some borrowers. Approximately half of the downgraded loan balances are SBA 504 loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the current quarter, we decreased our Q-Factor for economic conditions to reflect our more positive outlook on the economy. Our ALLL methodology, adjusted for the revised Q-Factor and the changes in loan quality metrics discussed above supported an ALLL of $17.0 million at March 31, 2021, an increase of 1% compared to our ALLL of $16.9 million at December 31, 2020. Our ALLL as a percentage of gross loans was 1.49% as of March 31, 2021 compared to 1.48% as of December 31, 2020.

Management believes the Company’s ALLL is adequate at March 31, 2021. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in future charges to the provision for loan and lease losses.

The following table summarizes the ALLL roll forward for the three months ended March 31, 2021, twelve months ended December 31, 2020 and the three months ended March 31, 2020. This table also includes impaired loan information at March 31, 2021, December 31, 2020 and March 31, 2020.

	For The Three Months Ended	For The Twelve Months Ended	For The Three Months Ended
(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
ALLL:
ALLL beginning balance	$16,910	$12,231	$12,231
Provision for loan and lease losses	—	5,250	2,850
Loans charged-off	(90)	(1,113)	(169)
Loan and lease loss recoveries	207	542	155
ALLL ending balance	$17,027	$16,910	$15,067

	At March 31, 2021	At December 31, 2020	At March 31, 2020
Nonaccrual loans:
Commercial	$1,520	$1,535	$39
Commercial real estate:
Non-owner occupied	626	640	—
Owner occupied	95	3,094	3,103
Residential real estate:
ITIN	1,529	1,585	1,878
1-4 family mortgage	137	141	184
Consumer and other	17	18	39
Total nonaccrual loans	3,924	7,013	5,243
Accruing troubled debt restructured loans:
Commercial	494	498	592
Residential real estate:
ITIN	3,420	3,466	3,891
Equity lines	121	126	226
Total accruing troubled debt restructured loans	4,035	4,090	4,709
Total impaired loans	$7,959	$11,103	$9,952

Gross loans outstanding	$1,145,943	$1,139,732	$1,052,245

Ratio of ALLL to gross loans outstanding	1.49%	1.48%	1.43%
Ratio of ALLL to gross loans outstanding (excluding PPP) (1)	1.66%	1.68%	1.43%
Nonaccrual loans to gross loans outstanding	0.34%	0.62%	0.50%
Nonaccrual loans to gross loans outstanding (excluding PPP) (2)	0.38%	0.70%	0.50%

(1) ALLL to gross loans outstanding (excluding PPP) is computed by dividing the ALLL by total gross loans excluding gross PPP loans. Management believes that the ratio excluding PPP loans is meaningful when comparing to periods that do not include PPP loans, which are guaranteed by the SBA, and are expected to be forgiven and repaid by the SBA.

(2) Nonaccrual loans to gross loans outstanding (excluding PPP) is computed by dividing the nonaccrual loans by total gross loans excluding gross PPP loans. Management believes that the ratio excluding PPP loans is meaningful when comparing to periods that do not include PPP loans, which are guaranteed by the SBA, and are expected to be forgiven and repaid by the SBA.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the ratio of net charge-offs (recoveries) for the three months ended March 31, 2021 (annualized) and the year ended December 31, 2020 to average loans outstanding for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

	March 31,	December 31,
	2021	2020
Loan Portfolio:
Commercial	(0.04)%	0.25%
Commercial real estate:
Owner occupied	(0.22)%	0.05%
Residential real estate:
ITIN	(0.11)%	(0.20)%
1-4 family mortgage	(0.03)%	(0.03)%
Equity lines	0.20%	(0.04)%
Consumer and other	0.12%	0.80%
Total	(0.04)%	0.05%

At March 31, 2021, impaired loans had a corresponding specific allowance of $188 thousand. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

The following table sets forth the allocation of the ALLL as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	% Loan Category	Amount	% Loan Category
ALLL:
Commercial	$2,366	10%	$2,402	10%
PPP (1)	—	10	—	11
Commercial real estate:
Construction and land development	289	3	449	4
Non-owner occupied	9,806	52	9,195	48
Owner occupied	2,158	14	2,251	15
Residential real estate:
ITIN	569	2	617	3
1-4 family mortgage	356	5	386	5
Equity lines	296	2	321	2
Consumer and other	557	2	683	2
Unallocated	630	n/a	606	n/a
Total ALLL	$17,027	100%	$16,910	100%

(1) PPP loans are fully guaranteed by SBA and no allowance is provided for them.

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2021 and December 31, 2020, the unallocated amount represented 4% of the ALLL. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

Reserve for Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities in the Consolidated Balance Sheets, was $800 thousand at March 31, 2021 and December 31, 2020. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net totaled $15.5 million at March 31, 2021 and primarily consisted of goodwill and core deposit intangibles recorded as part of previous acquisitions. Goodwill is evaluated for impairment annually and any such impairment is recognized in the period identified. A more frequent assessment of possible goodwill impairment is performed whenever we identify certain triggering events or circumstances that would more likely than not indicate that the fair value of the Bank is less than the carrying amount of the Bank’s equity. The triggering events to be considered include a deterioration in general economic conditions, decreased overall financial performance of the Company, and a sustained decrease in the Company’s stock price.

Deposits

Total deposits as of March 31, 2021 were $1.614 billion compared to $1.543 billion at December 31, 2020, an increase of $71 million. The following table presents the deposit balances by major category as of March 31, 2021, and December 31, 2020. The increase in non-maturing deposits from December 31, 2020 to March 31, 2021 was due to PPP loan program disbursements and customer behavior, which continues to place greater emphasis on savings during the current uncertain times. Management anticipates that depositor behavior will change later in the year as economic conditions improve and depositors begin to use the cash balances that have accumulated over the past year. The decrease in certificates of deposit from December 31, 2020 to March 31, 2021 reflects depositor reaction to the low interest rate environment

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	%	Amount	%
Deposits:
Noninterest-bearing demand	$603,991	37%	$541,033	34%
Interest-bearing demand	290,687	18	290,251	19
Money market	425,251	26	425,121	28
Savings	160,834	10	150,695	10
Certificates of deposit, $250,000 or less	77,130	6	78,217	5
Certificates of deposit, greater than $250,000	56,500	3	57,462	4
Total	$1,614,393	100%	$1,542,779	100%

The following table sets forth the distribution of average deposits and their respective average rates for the periods indicated.

	For the Three Months Ended		For the Year Ended
	March 31, 2021		December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits:
Interest-bearing demand	$295,388	0.08%	$264,652	0.12%
Money market	425,113	0.19%	372,939	0.33%
Savings	154,199	0.13%	142,857	0.24%
Certificates of deposit	134,520	1.02%	142,067	1.23%
Interest-bearing deposits	1,009,220	0.26%	922,515	0.39%
Noninterest-bearing demand	562,155		500,862
Total deposits	$1,571,375	0.16%	$1,423,377	0.26%

We have an agreement with IntraFi Network (“IntraFi”), formally known as Promontory Interfinancial Network LLC (“Promontory”) which facilitates provision of FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. IntraFi’s Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis (reciprocal arrangement). These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS and ICS deposits can also be arranged on a non-reciprocal basis. CDARS and ICS deposits totaled $72.7 million and $85.6 million at March 31, 2021 and December 31, 2020, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit Maturity Schedule

The following table sets forth the maturities of uninsured certificates of deposit greater than $250,000 as of March 31, 2021.

March 31,
(Amounts in thousands)	2021
Maturing in:
Three months or less	$8,634
Three through six months	13,591
Six through twelve months	9,889
Over twelve months	24,386
Total	$56,500

Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), approximated $861 million and $795 million at March 31, 2021 and December 31, 2020, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowings

The following table sets forth our year-to-date average balances for borrowings and their respective average rates for the periods indicated.

	For the Three Months Ended		For the Year Ended
	March 31, 2021		December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Borrowings:
FHLB borrowings	$3,889	—%	$8,347	0.06%
Subordinated debt, net	10,000	5.56%	9,981	7.32%
Junior subordinated debentures	10,310	1.81%	10,310	2.41%
Total borrowings	$24,199	3.07%	$28,638	3.45%

Term Debt

At March 31, 2021, we had term debt outstanding with a carrying value of $10.0 million compared to $15.0 million at December 31, 2020. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of March 31, 2021, the Bank had no FHLB advances outstanding compared to $5.0 million at December 31, 2020. The average balances outstanding on FHLB term advances during the three months ended March 31, 201 and the year ended December 31, 2020 was $3.9 million and $8.3 million, respectively. See Note 6 Term Debt in the Notes to Consolidated Financial Statements for information on our FHLB borrowings.

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The Subordinated Debt initially bore interest at a fixed rate of 6.88% per annum through December 19, 2020. Interest on the Subordinated Debt is now being paid at a variable rate equal to three month LIBOR plus 526 basis points resetting quarterly. The notes are due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July of 2005, we participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at a rate equal to three month LIBOR plus 158 basis points (1.84% at March 31, 2021). The Trust-Preferred Securities mature on September 15, 2035, and the covenants allow for redemption of the securities at our option during any quarter prior to maturity.

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

We have experienced significant increased deposit balances due to PPP loan program disbursements and customer behavior, which continues to place greater emphasis on savings during the current uncertain times. Through March 31, 2021, we have not experienced any unusual pressure on our deposit balances or on our liquidity position as a result of the COVID-19 pandemic.

At March 31, 2021, the Bank has the following credit arrangements:

●	Line of credit with the FHLB of $417.7 million is subject to collateral requirements, namely the amount of pledged loans and investment securities.
●	Line of credit with the Federal Reserve Bank of $6.9 million is subject to collateral requirements, namely the amount of pledged loans.
●

Nonbinding unsecured federal funds line of credit agreements with three financial institutions. The available credit on these lines totaled $75.0 million at March 31, 2021 and had interest rates ranging from 0.12% to 0.30%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. At March 31, 2021, the Holding Company had cash balances of $3.7 million. Our principal source of cash is dividends received from the Bank. During the first three months of 2021, the Bank paid dividends totaling $1.0 million to the Holding Company. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company in the future.

Consolidated Statements of Cash Flows

Net cash of $6.3 million was provided by operating activities during the three months ended March 31, 2021. As disclosed in the Consolidated Statements of Cash Flows, the primary difference between net income and cash provided by operating activities was non-cash items including:

●	$564 thousand in depreciation and amortization.

Net cash of $84.2 million used in investing activities during the three months ended March 31, 2021 consisted principally of:

●	$114.8 million in purchases of investment securities.
●	$9.7 million in net loan originations.

These uses of cash were partially offset by:

●	$11.9 million in proceeds from sale of investment securities.
●	$24.9 million in proceeds from maturities and payments of investment securities.
●	$3.8 million in repayments on purchased loan pools.

Net cash of $65.7 million provided by financing activities during the three months ended March 31, 2021 principally consisted of:

●	$73.7 million increase in non-maturing deposits.

These sources were partially offset by:

●	$2.0 million decrease in certificates of deposit.
●	$5.0 million repayment of term debt.
●	$1.0 million dividends paid on common stock.

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

As of March 31, 2021, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for Prompt Corrective Action (“FDIC PCA”). There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of March 31, 2021, are presented in the following table.

	March 31, 2021
			FDIC PCA	BASEL III
			Well	Minimum	Capital	Minimum Capital
		Actual	Capitalized	Capital	Conservation	Ratio plus Capital
(Dollars in thousands)	Capital	Ratio	Requirement	Requirement	Buffer	Conservation Buffer
Holding Company:
Common equity tier 1 capital ratio	$159,840	12.99%	n/a	4.50%	2.50%	7.00%
Tier 1 capital ratio	$169,840	13.81%	n/a	6.00%	2.50%	8.50%
Total capital ratio	$195,249	15.87%	n/a	8.00%	2.50%	10.50%
Tier 1 leverage ratio	$169,840	9.61%	n/a	4.00%	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$177,160	14.41%	6.50%	4.50%	2.50%	7.00%
Tier 1 capital ratio	$177,160	14.41%	8.00%	6.00%	2.50%	8.50%
Total capital ratio	$192,556	15.66%	10.00%	8.00%	2.50%	10.50%
Tier 1 leverage ratio	$177,160	10.03%	5.00%	4.00%	n/a	4.00%

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 for further detail on potential risks relating to the Subordinated Notes.

Goodwill and other intangible assets, net totaled $15.5 million at March 31, 2021 and primarily consisted of goodwill and core deposit intangibles recorded as part of previous acquisitions. See Note 10, Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements in this document for additional detail goodwill and other intangible assets. When calculating capital ratios, goodwill and other intangible assets, net are deducted from Tier 1 capital.

In late 2020, we announced a new share repurchase program to repurchase up to 1.0 million shares of common stock over a period ending December 31, 2021. As of March 31, 2021, no shares have been repurchased under this plan.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Dividends and Payout Ratios per Common Share

The following table presents cash dividends declared and dividend pay-out ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2021 and 2020. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, our risk profile, capital preservation and expected growth. The dividend rate is reassessed periodically by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

	Three Months Ended March 31,
	2021	2020
Dividends declared per common share	$0.06	$0.05
Dividend payout ratio	21%	100%

Tangible Book Value Per Share and Tangible Common Equity Ratio

We believe the tangible common equity ratio and tangible book value per share are meaningful measures that the Company and investors commonly use to assess the value and capital levels of the Company.

The following table provides a reconciliation of shareholders' equity (GAAP) to tangible common equity (non-GAAP), and total assets (GAAP) to tangible assets (non-GAAP) as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
(Dollars in thousands except ratio and per share data)	2021	2020
Tangible common shareholders' equity:
Total shareholders' equity (GAAP)	$177,140	$177,702
Subtract:
Goodwill (GAAP)	11,671	11,671
Other intangible assets, net (GAAP)	3,852	4,044
Tangible common shareholders' equity (non-GAAP)	$161,617	$161,987

Total assets (GAAP)	$1,829,102	$1,763,954
Subtract:
Goodwill (GAAP)	11,671	11,671
Other intangible assets, net (GAAP)	3,852	4,044
Tangible assets (non-GAAP)	$1,813,579	$1,748,239

Common equity ratio (GAAP)	9.68%	10.07%
Tangible common equity ratio (non-GAAP)	8.91%	9.27%
Book value per share (GAAP)	$10.50	$10.58
Tangible book value per share (non-GAAP)	$9.58	$9.64

The tangible common equity, the tangible common equity ratio and tangible book value are non-GAAP financial measures, are not audited, and should be viewed in conjunction with the total shareholders' equity, total shareholders' equity ratio and book value per share. Although we believe these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of March 31, 2021 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of March 31, 2021, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first three months of 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2020, filed with the SEC on March 5, 2021.

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: May 7, 2021	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)