Form 10-Q
period 2021-06-30
Bank of Commerce Holdings
filed 2021-08-06
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of July 26, 2021: 16,894,391

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(Amounts in thousands, except share information)	2021	2020
Assets:
Cash and due from banks	$21,011	$19,875
Interest-bearing deposits in other banks	156,107	87,111
Total cash and cash equivalents	177,118	106,986

Securities available-for-sale, at fair value	579,664	446,880

Loans, net of deferred fees and costs	1,091,296	1,139,961
Allowance for loan and lease losses	(17,194)	(16,910)
Net loans	1,074,102	1,123,051

Premises and equipment, net	14,514	14,999
Life insurance	24,462	24,206
Deferred tax asset, net	5,234	3,954
Goodwill	11,671	11,671
Other intangible assets, net	3,661	4,044
Other assets	26,727	28,163
Total assets	$1,917,153	$1,763,954

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest-bearing	$627,911	$541,033
Demand - interest-bearing	306,565	290,251
Money market	463,639	425,121
Savings	162,325	150,695
Certificates of deposit	136,898	135,679
Total deposits	1,697,338	1,542,779

Term debt:
Federal Home Loan Bank of San Francisco ("FHLB") borrowings	—	5,000
Other borrowings	10,000	10,000
Net term debt	10,000	15,000

Junior subordinated debentures	10,310	10,310
Other liabilities	17,368	18,163
Total liabilities	1,735,016	1,586,252

Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, no par value, 50,000,000 shares authorized: issued and outstanding -16,895,783 as of June 30, 2021 and 16,800,662 as of December 31, 2020	59,422	58,988
Retained earnings	118,276	111,226
Accumulated other comprehensive income, net of tax	4,439	7,488
Total shareholders' equity	182,137	177,702
Total liabilities and shareholders' equity	$1,917,153	$1,763,954

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share information)	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$12,429	$13,224	$25,644	$25,562
Interest on taxable securities	1,697	1,329	3,182	2,911
Interest on tax-exempt securities	575	423	1,086	694
Interest on interest-bearing deposits in other banks	27	21	56	175
Total interest income	14,728	14,997	29,968	29,342
Interest expense:
Interest on demand - interest-bearing	55	85	113	185
Interest on money market	180	317	375	720
Interest on savings	41	95	89	213
Interest on certificates of deposit	303	467	641	931
Interest on FHLB	—	5	—	5
Interest on other borrowings	138	184	275	368
Interest on junior subordinated debentures	47	61	93	151
Total interest expense	764	1,214	1,586	2,573
Net interest income	13,964	13,783	28,382	26,769
Provision for loan and lease losses	—	1,300	—	4,150
Net interest income after provision for loan and lease losses	13,964	12,483	28,382	22,619
Noninterest income:
Service charges on deposit accounts	160	152	308	321
ATM and point of sale fees	401	263	719	531
Payroll and benefit processing fees	160	143	329	313
Life insurance	123	148	244	271
Gain on sale of investment securities, net	64	140	71	224
FHLB dividends	126	36	219	166
Legal settlement	—	—	221	—
Other income	97	73	183	21
Total noninterest income	1,131	955	2,294	1,847
Noninterest expense:
Salaries and related benefits	5,205	4,965	10,844	10,852
Premises and equipment	973	826	1,932	1,680
FDIC insurance premium	124	90	234	126
Data processing	546	585	1,094	1,116
Professional services	278	469	579	803
Telecommunications	145	156	315	327
Merger costs	817	—	817	—
Other expenses	1,191	1,179	2,361	3,149
Total noninterest expense	9,279	8,270	18,176	18,053
Income before provision for income taxes	5,816	5,168	12,500	6,413
Provision for income taxes	1,677	1,321	3,441	1,650
Net income	$4,139	$3,847	$9,059	$4,763

Earnings per share - basic	$0.25	$0.23	$0.54	$0.28
Weighted average shares - basic	16,736	16,660	16,721	17,178
Earnings per share - diluted	$0.25	$0.23	$0.54	$0.28
Weighted average shares - diluted	16,823	16,689	16,803	17,217

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2021	2020	2021	2020
Net income	$4,139	$3,847	$9,059	$4,763

Available-for-sale securities:
Changes in unrealized gains (losses) arising during the period	2,415	1,845	(4,258)	6,678
Income taxes	(714)	(544)	1,259	(1,973)
Change in unrealized gains (losses), net of tax	1,701	1,301	(2,999)	4,705

Reclassification adjustment for realized gains included in net income	(64)	(140)	(71)	(224)
Income taxes	19	40	21	66
Realized gains, net of tax	(45)	(100)	(50)	(158)

Net change in unrealized gains (losses) on available-for-sale securities	1,656	1,201	(3,049)	4,547
Other comprehensive income (loss)	1,656	1,201	(3,049)	4,547
Comprehensive income	$5,795	$5,048	$6,010	$9,310

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accumulated Other
		Common		Comprehensive
	Common	Stock	Retained	Income
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at December 31, 2019	18,137	$71,311	$100,566	$2,601	$174,478
Net income	—	—	916	—	916
Other comprehensive income, net of tax	—	—	—	3,346	3,346
Dividend declared on common stock ($0.05 per share)	—	—	(838)	—	(838)
Repurchase of common stock	(1,352)	(12,230)	—	—	(12,230)
Restricted stock granted, net of forfeitures	22	—	—	—	—
Shares surrendered for tax-withholding purposes	(11)	(120)	—	—	(120)
Compensation expense associated with restricted stock	—	106	—	—	106
Balance at March 31, 2020	16,796	$59,067	$100,644	$5,947	$165,658
Net income	—	—	3,847	—	3,847
Other comprehensive income, net of tax	—	—	—	1,201	1,201
Dividend declared on common stock ($0.05 per share)	—	—	(833)	—	(833)
Repurchase of common stock	(57)	(423)	—	—	(423)
Compensation expense associated with restricted stock	—	105	—	—	105
Balance at June 30, 2020	16,739	$58,749	$103,658	$7,148	$169,555
Net income	—	—	4,329	—	4,329
Other comprehensive income, net of tax	—	—	—	176	176
Dividend declared on common stock ($0.05 per share)	—	—	(833)	—	(833)
Restricted stock granted, net of forfeitures	53	—	—	—	—
Compensation expense associated with restricted stock	—	123	—	—	123
Balance at September 30, 2020	16,792	$58,872	$107,154	$7,324	$173,350
Net income	—	—	5,072	—	5,072
Other comprehensive income, net of tax	—	—	—	164	164
Dividend declared on common stock ($0.06 per share)	—	—	(1,000)	—	(1,000)
Restricted stock granted, net of forfeitures	10	—	—	—	—
Shares surrendered for tax-withholding purposes	(1)	(9)	—	—	(9)
Compensation expense associated with restricted stock	—	125	—	—	125
Balance at December 31, 2020	16,801	$58,988	$111,226	$7,488	$177,702

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited) (Continued)

				Accumulated Other
		Common		Comprehensive
	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Shares	Amount	Earnings	Net of Tax	Total
Balance at December 31, 2020	16,801	$58,988	$111,226	$7,488	$177,702
Net income	—	—	4,920	—	4,920
Other comprehensive loss, net of tax	—	—	—	(4,705)	(4,705)
Dividend declared on common stock ($0.06 per share)	—	—	(1,004)	—	(1,004)
Restricted stock granted, net of forfeitures	43	—	—	—	—
Stock options exercised	41	197	—	—	197
Shares surrendered for tax-withholding purposes	(9)	(97)	—	—	(97)
Compensation expense associated with restricted stock	—	127	—	—	127
Balance at March 31, 2021	16,876	$59,215	$115,142	$2,783	$177,140
Net income	—	—	4,139	—	4,139
Other comprehensive income, net of tax	—	—	—	1,656	1,656
Dividend declared on common stock ($0.06 per share)	—	—	(1,005)	—	(1,005)
Stock options exercised	20	81	—	—	81
Shares surrendered for tax-withholding purposes	—	(6)	—	—	(6)
Compensation expense associated with restricted stock	—	132	—	—	132
Balance at June 30, 2021	16,896	$59,422	$118,276	$4,439	$182,137

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2021	2020
Cash flows from operating activities:
Net income	$9,059	$4,763
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	4,150
Provision for unfunded commitments	—	105
Provision for depreciation and amortization	741	598
Amortization of core deposit intangible	383	383
Amortization of debt issuance costs	—	24
Compensation expense associated with restricted stock	259	211
Net gain on sale or call of securities	(71)	(224)
Amortization of premiums and accretion of discounts on investment securities, net	1,417	636
Amortization of premiums and accretion of discounts on acquired loans, net	(425)	(711)
Loss on disposal of fixed assets	—	132
Write-down of other real estate owned	8	—
Loss on sale of OREO	—	23
Increase in cash surrender value of life insurance	(244)	(271)
Deferred compensation and salary continuation plan payments	(410)	(439)
Increase in deferred compensation and salary continuation plans	389	426
(Decrease) increase in deferred loan fees and costs	(322)	3,765
Decrease (increase) in other assets	1,768	(1,923)
(Decrease) increase in other liabilities	(405)	1,022
Net cash provided by operating activities	12,147	12,670

Cash flows from investing activities:
Proceeds from maturities of and payments on available-for-sale investment securities	49,862	37,121
Proceeds from sale of available-for-sale investment securities	39,066	49,761
Purchases of available-for-sale investment securities	(227,577)	(73,692)
Investment in low income housing tax credit partnerships	(374)	(7)
Net purchase of FHLB stock	(84)	—
Loan principal repayments, net of (originations)	38,962	(182,677)
Net repayment on loan pools	10,734	9,651
Purchase of premises and equipment	(334)	(303)
Proceeds from the sale of OREO	—	12
Net cash used in investing activities	(89,745)	(160,134)

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2021	2020
Cash flows from financing activities:
Net increase in demand, money market and savings deposits	$153,340	$241,275
Net increase (decrease) in certificates of deposit	1,219	(14,139)
Advances on term debt	—	50,000
Repayment of term debt	(5,000)	(40,000)
Proceeds from stock options exercised	278	—
Repurchase of common stock	—	(12,653)
Cash paid for restricted shares surrendered for tax-withholding purposes	(103)	(120)
Cash dividends paid on common stock	(2,004)	(1,741)
Net cash provided by financing activities	147,730	222,622

Net increase in cash and cash equivalents	70,132	75,158
Cash and cash equivalents at beginning of year	106,986	80,604
Cash and cash equivalents at end of period	$177,118	$155,762

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2021	2020
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$3,330	$1,008
Interest	$1,592	$2,593
Operating leases	$488	$480

Supplemental disclosures of non-cash investing activities:
Transfer of loans to other real estate owned	$—	$8
Investment in low income housing tax credit partnerships	$—	$1,000

Unrealized (loss) gain on investment securities available-for-sale, net of gains included in net income	$(4,329)	$6,454
Changes in net deferred tax asset related to changes in net unrealized gain on investment securities available-for-sale	1,280	(1,907)
Changes in accumulated other comprehensive income due to net unrealized (loss) gain on investment securities available-for-sale	$(3,049)	$4,547

Supplemental disclosures of non-cash financing activities:
Cash dividend declared on common shares and payable after period-end	$1,005	$833

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Merchants Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) and for Bank of Commerce Mortgage (inactive). The Bank, which previously operated under three separate names, changed its name for all operations to Merchants Bank of Commerce effective May 20, 2019. As previously announced, we entered into an Agreement and Plan of Merger with Columbia Banking System, Inc. with Columbia as the surviving entity. The transaction is expected to close during the fourth quarter of 2021. See Note 11 Merger in the Notes to Consolidated Financial Statements in this document. We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The Consolidated Balance Sheets are derived from the unaudited interim consolidated financial statements as of June 30, 2021 or the audited consolidated financial statements as of December 31, 2020, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2021 and December 31, 2020, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. We have not consolidated the accounts of the Trust in our consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”), Consolidation (“ASC 810”). We are not considered the primary beneficiary of the Trust (variable interest entity). As a result, the junior subordinated debentures issued by the Holding Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

Allowance for Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. The ASU introduces a new impairment model based on current expected credit losses (“CECL”) in substitution for our current “incurred loss” methodology. Amendments to ASU 2016-13 permit us to delay implementation of CECL until January 1, 2023. As discussed in Note 11 Merger in the Notes to Consolidated Financial Statements, the Company has entered into an Agreement and Plan of Merger with Columbia Banking System, Inc. with Columbia as the surviving entity. The transaction is expected to close during the fourth quarter of 2021; therefore, we do not anticipate adopting ASU No. 2016-13.

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

The following is a computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share information)	2021	2020	2021	2020
Earnings Per Share:
Numerators:
Net income	$4,139	$3,847	$9,059	$4,763
Denominators:
Weighted average number of common shares outstanding - basic (1)	16,736	16,660	16,721	17,178
Effect of potentially dilutive common shares (2)	87	29	82	39
Weighted average number of common shares outstanding - diluted	16,823	16,689	16,803	17,217
Earnings per common share:
Basic	$0.25	$0.23	$0.54	$0.28
Diluted	$0.25	$0.23	$0.54	$0.28
Anti-dilutive options not included in diluted earnings per share calculation	—	76	—	60
(1) Excludes unvested restricted shares because they do not have dividend or voting rights
(2) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

In late 2020, we announced a new share repurchase program to repurchase up to 1.0 million shares of common stock over a period ending December 31, 2021. As of June 30, 2021, no shares have been repurchased under this program. Given the recent announcement of the merger with Columbia, management will not be purchasing shares under the program.

In late 2019, we announced a program to repurchase 1.0 million shares of common stock, which was later increased to 1.5 million shares of common stock. Between October of 2019 and April of 2020, all 1.5 million shares were repurchased at a total cost of $13.6 million including commissions, or an average of $9.11 per share.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. SECURITIES

The following tables present the amortized costs, unrealized gains, unrealized losses and estimated fair values of our investment securities as of June 30, 2021, and December 31, 2020.

	As of June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Values
Available-for-sale securities:
U.S. government & agencies	$28,903	$822	$(34)	$29,691
Obligations of state and political subdivisions	132,675	4,366	(574)	136,467
Residential mortgage-backed securities and collateralized mortgage obligations	317,157	2,697	(2,012)	317,842
Commercial mortgage-backed securities	52,484	532	(298)	52,718
Other asset-backed securities	42,143	804	(1)	42,946
Total	$573,362	$9,221	$(2,919)	$579,664

	As of December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Values
Available-for-sale securities:
U.S. government & agencies	$32,164	$838	$(8)	$32,994
Obligations of state and political subdivisions	103,424	4,971	(29)	108,366
Residential mortgage-backed securities and collateralized mortgage obligations	236,829	3,895	(246)	240,478
Commercial mortgage-backed securities	27,455	637	(18)	28,074
Other asset-backed securities	36,377	592	(1)	36,968
Total	$436,249	$10,933	$(302)	$446,880

The following table presents the contractual maturities of investment securities at June 30, 2021. Actual maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
(Amounts in thousands)	Amortized Costs	Estimated Fair Values
Amounts maturing in:
One year or less	$12,527	$12,780
After one year through five years	109,467	111,792
After five years through ten years	222,288	222,274
After ten years	229,080	232,818
Total	$573,362	$579,664

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the cash proceeds from sales of investment securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2021	2020	2021	2020
Investment Securities:
Proceeds from sales of investment securities	$27,176	$20,422	$39,066	$49,761

Gross realized gains on sales of investment securities:
Obligations of state and political subdivisions	$227	$43	$227	$91
Residential mortgage-backed securities and collateralized mortgage obligations	81	143	135	226
Commercial mortgage-backed securities	—	1	—	38
Other asset-backed securities	7	—	7	—
Total gross realized gains on sales of investment securities	315	187	369	355

Gross realized losses on sales of investment securities:
U.S. government & agencies	—	(14)	—	(14)
Obligations of state and political subdivisions	—	(1)	—	(5)
Residential mortgage-backed securities and collateralized mortgage obligations	(231)	(32)	(278)	(112)
Commercial mortgage-backed securities	(20)	—	(20)	—
Total gross realized losses on sales of investment securities	(251)	(47)	(298)	(131)
Gain on sale of investment securities, net	$64	$140	$71	$224

Investment securities that were in an unrealized loss position as of June 30, 2021 and December 31, 2020 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	As of June 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Values	Losses	Values	Losses	Values	Losses
Available-for-sale securities:
U.S. government & agencies	$2,920	$(32)	$286	$(2)	$3,206	$(34)
Obligations of state and political subdivisions	36,685	(574)	—	—	36,685	(574)
Residential mortgage-backed securities and collateralized mortgage obligations	185,745	(2,007)	283	(5)	186,028	(2,012)
Commercial mortgage-backed securities	25,891	(298)	—	—	25,891	(298)
Other asset-backed securities	1,787	(1)	—	—	1,787	(1)
Total temporarily impaired securities	$253,028	$(2,912)	$569	$(7)	$253,597	$(2,919)

	As of December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Values	Losses	Values	Losses	Values	Losses
Available-for-sale securities:
U.S. government & agencies	$—	$—	$1,615	$(8)	$1,615	$(8)
Obligations of state and political subdivisions	7,291	(29)	—	—	7,291	(29)
Residential mortgage-backed securities and collateralized mortgage obligations	68,512	(241)	249	(5)	68,761	(246)
Commercial mortgage-backed securities	5,400	(18)	—	—	5,400	(18)
Other asset-backed securities	2,106	—	930	(1)	3,036	(1)
Total temporarily impaired securities	$83,309	$(288)	$2,794	$(14)	$86,103	$(302)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2021 and December 31, 2020, the number of securities in an unrealized loss position was 113 and 47, respectively. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Our investment policy requires securities at the time of purchase to be rated A3/A- or higher by Moody’s, S&P and Fitch rating agencies. Management monitors the published credit ratings of our investment securities portfolio for material rating or outlook changes. For all private-label securities collateralized by mortgages, management also monitors the credit characteristics of the underlying mortgages to identify potential credit losses, if any, in the portfolio. Because the decline in fair value is not due to credit quality concerns, because we have no plans to sell the securities before the recovery of their amortized cost, and because the Bank has the ability to hold the securities to maturity, these investments are not considered other-than-temporarily impaired.

The following table presents the characteristics of our securities that were in unrealized loss positions at June 30, 2021 and December 31, 2020.

Characteristics of securities in unrealized loss positions at
Available-for-sale securities:	June 30, 2021 and December 31, 2020
U.S. government & agencies	Direct obligations of the U.S. government or obligations guaranteed by U.S. government agencies such as the SBA.
Obligations of state and political subdivisions	General obligation issuances or revenue securities issued by municipalities and political subdivisions located within the U.S. secured by revenues from specific sources.
Residential mortgage-backed securities and collateralized mortgage obligations

Obligations issued by U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on residential properties. Issuances by non-governmental entities usually include good credit enhancements. Of the residential mortgage-backed securities and collateralized mortgage obligations that we owned at June 30, 2021 and December 31, 2020, 88% and 86%, respectively, were issued or guaranteed by U.S. government sponsored entities.

Commercial mortgage-backed securities

Obligations issued by U.S. government sponsored entities or non-governmental entities collateralized by high quality mortgages on commercial properties. Issuances by non-governmental entities usually include good credit enhancements. Of the commercial mortgage-backed securities that we owned at June 30, 2021 and December 31, 2020, 100% were issued or guaranteed by U.S. government sponsored entities.

Other asset-backed securities	Obligations issued by non-governmental issuers secured by high quality loans with good credit enhancements.

Pledged Securities

At June 30, 2021 and December 31, 2020, securities with a fair value of $95.7 million and $67.8 million, respectively, were pledged as collateral to secure public fund deposits, FHLB borrowings and for other purposes as required by law.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. LOANS

Outstanding loan balances consisted of the following at June 30, 2021, and December 31, 2020.

	June 30,	December 31,
(Amounts in thousands)	2021	2020
Loan Portfolio:
Commercial	$93,650	$115,559
Paycheck Protection Program ("PPP")	59,058	130,814
Commercial real estate:
Construction and land development	30,494	44,549
Non-owner occupied	626,819	550,020
Owner occupied	168,296	172,967
Residential real estate:
Individual Tax Identification Number (“ITIN”)	26,912	29,035
1-4 family mortgage	50,259	55,925
Equity lines	17,827	18,894
Consumer and other	17,430	21,969
Gross loans	1,090,745	1,139,732
Deferred fees and costs	551	229
Loans, net of deferred fees and costs	1,091,296	1,139,961
Allowance for loan and lease losses	(17,194)	(16,910)
Net loans	$1,074,102	$1,123,051

Gross loan balances in the table above include discounts on purchased loans and fair value adjustments made to acquired loans using the acquisition method of accounting.

Discounts on purchased loans - Gross loan balances include net purchase discounts of $680 thousand and $879 thousand as of June 30, 2021, and December 31, 2020, respectively. When we purchase loans, they are typically purchased at a discount to enhance yield and compensate for credit risk. We have no purchased credit impaired loans as of June 30, 2021, and December 31, 2020.

Fair value adjustment - Gross loan balances include a net fair value discount of $694 thousand and $920 thousand at June 30, 2021 and December 31, 2020, respectively, for loans acquired in conjunction with our acquisition of Merchants National Bank of Sacramento during the first quarter of 2019. We recorded $115 thousand and $216 thousand in accretion of the discount for these loans during the three months ended June 30, 2021 and 2020, respectively. We recorded $225 thousand and $379 thousand in accretion of the discount for these loans during the six months ended June 30, 2021 and 2020, respectively.

Pledged Loans

Certain loans are pledged as collateral for lines of credit with the FHLB and the Federal Reserve Bank. Pledged loans totaled $616.8 million and $523.5 million at June 30, 2021 and December 31, 2020, respectively.

Short-Term Loan Modifications

At June 30, 2021, payment deferrals were extant for 16 loans totaling $4.1 million compared to 82 loans totaling $9.5 million at December 31, 2020. In accordance with the CARES Act and regulatory guidance, these modified loans are not troubled debt restructurings and are not considered to be past due or non-performing. We have granted payment deferrals ranging from one to six months determined on a case-by-case basis considering the nature of the business and the impact of COVID-19. For some borrowers who were initially granted a payment deferral of less than six months, we have granted an additional payment deferral period on a case-by-case basis. Without these deferrals, past due loan totals might have been higher at June 30, 2021.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Past Due Loans

Past due loans (gross), segregated by loan portfolio were as follows, as of June 30, 2021, and December 31, 2020.

							Recorded
	30-59	60-89	90 or Greater				Investment >
	Days Past	Days Past	Days Past	Total Past			90 Days and
(Amounts in thousands)	Due	Due	Due	Due	Current	Total	Accruing
Past Due Loans at June 30, 2021
Commercial	$89	$—	$1,413	$1,502	$92,148	$93,650	$—
PPP	—	—	—	—	59,058	59,058	—
Commercial real estate:
Construction and land development	—	—	—	—	30,494	30,494	—
Non-owner occupied	—	—	—	—	626,819	626,819	—
Owner occupied	—	—	—	—	168,296	168,296	—
Residential real estate:
ITIN	171	—	122	293	26,619	26,912	—
1-4 family mortgage	—	—	—	—	50,259	50,259	—
Equity lines	—	—	—	—	17,827	17,827	—
Consumer and other	62	17	—	79	17,351	17,430	—
Total	$322	$17	$1,535	$1,874	$1,088,871	$1,090,745	$—

							Recorded
	30-59	60-89	90 or Greater				Investment >
	Days Past	Days Past	Days Past	Total Past			90 Days and
(Amounts in thousands)	Due	Due	Due	Due	Current	Total	Accruing
Past Due Loans at December 31, 2020
Commercial	$—	$—	$1,413	$1,413	$114,146	$115,559	$—
PPP	—	—	—	—	130,814	130,814
Commercial real estate:
Construction and land development	—	—	—	—	44,549	44,549	—
Non-owner occupied	640	—	—	640	549,380	550,020	—
Owner occupied	—	—	2,993	2,993	169,974	172,967	—
Residential real estate:
ITIN	40	—	169	209	28,826	29,035	—
1-4 family mortgage	—	—	—	—	55,925	55,925	—
Equity lines	60	—	—	60	18,834	18,894	—
Consumer and other	82	17	—	99	21,870	21,969	—
Total	$822	$17	$4,575	$5,414	$1,134,318	$1,139,732	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nonaccrual Loans

Nonaccrual loans, segregated by loan portfolio, were as follows as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
(Amounts in thousands)	2021	2020
Nonaccrual Loans:
Commercial	$1,506	$1,535
Commercial real estate:
Non-owner occupied	606	640
Owner occupied	89	3,094
Residential real estate:
ITIN	1,463	1,585
1-4 family mortgage	133	141
Consumer and other	16	18
Total	$3,813	$7,013

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, as shown in the following table.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2021	2020	2021	2020
Nonaccrual Loans:
Interest income, net of tax	$46	$84	$89	$140

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. The following tables summarize impaired loans by loan portfolio as of June 30, 2021 and December 31, 2020.

	As of June 30, 2021
		Unpaid
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
Impaired Loans:
With no related allowance recorded:
Commercial	$1,541	$1,899	$—
Commercial real estate:
Non-owner occupied	606	652	—
Owner occupied	89	93	—
Residential real estate:
ITIN	4,836	6,206	—
1-4 family mortgage	134	197	—
Total with no related allowance recorded	$7,206	$9,047	$—

With an allowance recorded:
Commercial	$395	$395	$99
Residential real estate:
Equity lines	112	112	56
Consumer and other	16	16	4
Total with an allowance recorded	$523	$523	$159

By loan portfolio:
Commercial	$1,936	$2,294	$99
Commercial real estate	695	745	—
Residential real estate	5,082	6,515	56
Consumer and other	16	16	4
Total impaired loans	$7,729	$9,570	$159

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

The following tables summarize average recorded investment and interest income recognized on impaired loans by loan portfolio for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended
	June 30, 2021		June 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Average Recorded Investment and Interest Income:
Commercial	$1,972	$7	$613	$9
Commercial real estate:
Non-owner occupied	613	—	926	—
Owner occupied	91	—	3,066	—
Residential real estate:
ITIN	4,869	32	5,440	34
1-4 family mortgage	135	—	181	—
Equity lines	115	2	222	4
Consumer and other	16	—	38	—
Total	$7,811	$41	$10,486	$47

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended
	June 30, 2021		June 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Average Recorded Investment and Interest Income:
Commercial	$1,996	$14	$626	$17
Commercial real estate:
Non-owner occupied	622	—	463	—
Owner occupied	1,091	—	3,084	—
Residential real estate:
ITIN	4,926	64	5,698	72
1-4 family mortgage	137	—	184	—
Equity lines	119	4	225	7
Consumer and other	17	—	39	—
Total	$8,908	$82	$10,319	$96

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

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $106 thousand and $80 thousand at June 30, 2021 and December 31, 2020, respectively.

Troubled Debt Restructurings

As of June 30, 2021, we had $5.8 million in troubled debt restructurings compared to $6.1 million as of December 31, 2020. Troubled debt restructurings represented 0.53% of gross loans as of June 30, 2021 and December 31, 2020. As of June 30, 2021, 89 loans were classified as troubled debt restructurings, of which 88 were performing according to their restructured terms. Of the 89 troubled debt restructurings, 81 were ITIN loans totaling $4.6 million which are serviced by a third party. At June 30, 2021 and December 31, 2020, impaired loans of $3.9 million and $4.1 million, respectively, were classified as performing troubled debt restructured loans.

For a troubled debt restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of June 30, 2021and December 31, 2020, we had no obligations to lend additional funds on any troubled debt restructured loans. We do not have any new troubled debt restructurings for the six months ended June 30, 2021. There was one new troubled debt restructuring on one $654 thousand commercial real estate loan during the six months ended June 30, 2020. The borrower was impacted by COVID-19 but the loan did not qualify to be exempt from TDR status under the new TDR guidance issued by the financial institution regulators or under the CARES Act.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the period end balances of newly restructured loans and the types of modifications that occurred during the three and six months ended June 30, 2020.

	Modification Types For the Three Months Ended June 30, 2020			Modification Types For the Six Months Ended June 30, 2020
(Amounts in thousands)	Maturity	Payment Deferral	Total	Maturity	Payment Deferral	Total
Troubled Debt Restructurings:
Commercial real estate:
Non-owner occupied	$—	$654	$654	$—	$654	$654
Total	$—	$654	$654	$—	$654	$654

	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate:
Non-owner occupied	1	$654	$654	1	$654	$654
Total	1	$654	$654	1	$654	$654

There were no loans modified as a troubled debt restructuring within the previous twelve months for which there was a payment default (after restructuring) during the three and six months ended June 30, 2021 or 2020.

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

Performing and nonperforming loans, segregated by loan portfolio, were as follows at June 30, 2021 and December 31, 2020.

	June 30, 2021
(Amounts in thousands)	Performing	Nonperforming	Total
Performing and Nonperforming Loans:
Commercial	$92,144	$1,506	$93,650
PPP	59,058	—	59,058
Commercial real estate:
Construction and land development	30,494	—	30,494
Non-owner occupied	626,213	606	626,819
Owner occupied	168,207	89	168,296
Residential real estate:
ITIN	25,449	1,463	26,912
1-4 family mortgage	50,126	133	50,259
Equity lines	17,827	—	17,827
Consumer and other	17,414	16	17,430
Total	$1,086,932	$3,813	$1,090,745

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2020
(Amounts in thousands)	Performing	Nonperforming	Total
Performing and Nonperforming Loans:
Commercial	$114,024	$1,535	$115,559
PPP	130,814	—	130,814
Commercial real estate:
Construction and land development	44,549	—	44,549
Non-owner occupied	549,380	640	550,020
Owner occupied	169,873	3,094	172,967
Residential real estate:
ITIN	27,450	1,585	29,035
1-4 family mortgage	55,784	141	55,925
Equity lines	18,894	—	18,894
Consumer and other	21,951	18	21,969
Total	$1,132,719	$7,013	$1,139,732

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize loans by internal risk grades and by loan portfolio as of June 30, 2021 and December 31, 2020.

	As of June 30, 2021
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Loan Portfolio:
Commercial	$82,919	$8,667	$—	$2,064	$—	$93,650
PPP	59,058	—	—	—	—	59,058
Commercial real estate:
Construction and land development	30,183	114	—	197	—	30,494
Non-owner occupied	538,752	48,037	33,285	6,745	—	626,819
Owner occupied	150,116	11,372	—	6,808	—	168,296
Residential real estate:
ITIN	23,605	—	—	3,307	—	26,912
1-4 family mortgage	49,017	—	—	1,242	—	50,259
Equity lines	17,827	—	—	—	—	17,827
Consumer and other	17,414	—	—	16	—	17,430
Total	$968,891	$68,190	$33,285	$20,379	$—	$1,090,745

	As of December 31, 2020
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Loan Portfolio:
Commercial	$102,067	$8,549	$540	$4,403	$—	$115,559
PPP	130,814	—	—	—	—	130,814
Commercial real estate:
Construction and land development	41,767	2,782	—	—	—	44,549
Non-owner occupied	456,725	79,845	12,810	640	—	550,020
Owner occupied	152,623	13,945	414	5,985	—	172,967
Residential real estate:
ITIN	25,558	—	—	3,477	—	29,035
1-4 family mortgage	54,288	195	—	1,442	—	55,925
Equity lines	18,894	—	—	—	—	18,894
Consumer and other	21,952	—	—	17	—	21,969
Total	$1,004,688	$105,316	$13,764	$15,964	$—	$1,139,732

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the ALLL by portfolio for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30, 2021
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program (1)	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$2,366	$—	$12,253	$1,221	$557	$630	$17,027
Charge-offs	—	—	—	(18)	(54)	—	(72)
Recoveries	(5)	—	—	158	86	—	239
Provision	(522)	—	659	(201)	(120)	184	—
Ending balance	$1,839	$—	$12,912	$1,160	$469	$814	$17,194

(1) PPP loans are fully guaranteed by SBA and no allowance is provided for them.

	For the Three Months Ended June 30, 2020
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program (1)	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$2,483	$—	$9,899	$1,281	$972	$432	$15,067
Charge-offs	—	—	(145)	(29)	(182)	—	(356)
Recoveries	14	—	—	18	46	—	78
Provision	(97)	—	1,182	36	34	145	1,300
Ending balance	$2,400	$—	$10,936	$1,306	$870	$577	$16,089

(1) PPP loans are fully guaranteed by SBA and no allowance is provided for them.

	For the Six Months Ended June 30, 2021
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program (1)	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$2,402	$—	$11,895	$1,324	$683	$606	$16,910
Charge-offs	—	—	—	(40)	(122)	—	(162)
Recoveries	5	—	110	183	148	—	446
Provision	(568)	—	907	(307)	(240)	208	—
Ending balance	$1,839	$—	$12,912	$1,160	$469	$814	$17,194

(1) PPP loans are fully guaranteed by SBA and no allowance is provided for them.

	For the Six Months Ended June 30, 2020
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program (1)	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL by Loan Portfolio:
Beginning balance	$1,822	$—	$8,096	$1,032	$933	$348	$12,231
Charge-offs	—	—	(145)	(35)	(345)	—	(525)
Recoveries	22	—	—	62	149	—	233
Provision	556	—	2,985	247	133	229	4,150
Ending balance	$2,400	$—	$10,936	$1,306	$870	$577	$16,089

(1) PPP loans are fully guaranteed by SBA and no allowance is provided for them.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ. The unallocated portion of the ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2021, the unallocated allowance amount represented 5% of the ALLL compared to 4% at December 31, 2020. The following tables summarize the ALLL and the recorded investment in loans and leases as of June 30, 2021 and December 31, 2020.

	As of June 30, 2021
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program (1)	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$99	$—	$—	$56	$4	$—	$159
Collectively evaluated for impairment	1,740	—	12,912	1,104	465	814	17,035
Total	$1,839	$—	$12,912	$1,160	$469	$814	$17,194
Gross loans:
Individually evaluated for impairment	$1,936	$—	$695	$5,082	$16	$—	$7,729
Collectively evaluated for impairment	91,714	59,058	824,914	89,916	17,414	—	1,083,016
Total gross loans	$93,650	$59,058	$825,609	$94,998	$17,430	$—	$1,090,745

(1) PPP loans are fully guaranteed by SBA and no allowance is provided for them.

	As of December 31, 2020
		Paycheck
		Protection	Commercial	Residential
(Amounts in thousands)	Commercial	Program (1)	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$114	$—	$—	$74	$4	$—	$192
Collectively evaluated for impairment	2,288	—	11,895	1,250	679	606	16,718
Total	$2,402	$—	$11,895	$1,324	$683	$606	$16,910
Gross loans:
Individually evaluated for impairment	$2,033	$—	$3,734	$5,318	$18	$—	$11,103
Collectively evaluated for impairment	113,526	130,814	763,802	98,536	21,951	—	1,128,629
Total gross loans	$115,559	$130,814	$767,536	$103,854	$21,969	$—	$1,139,732

(1) PPP loans are fully guaranteed by SBA and no allowance is provided for them.

The ALLL totaled $17.2 million or 1.58% of total gross loans at June 30, 2021 and $16.9 million or 1.48% of total gross loans at December 31, 2020. As of June 30, 2021 and December 31, 2020, we had commitments to extend credit of $301.8 million and $267.8 million, respectively. The reserve for unfunded commitments recorded in Other Liabilities in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 was $800 thousand.

We believe that the ALLL was adequate as of June 30, 2021. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in future charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

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

PPP Loans - The Paycheck Protection Program (“PPP”) was launched in April of 2020 to provide small businesses assistance in the form of forgivable 100% guaranteed U.S. SBA loans. We have actively participated in the PPP and at June 30, 2021, we have 281 loans totaling $59.1 million. This financial support of our customers’ businesses may help moderate other Commercial and Commercial Real Estate loan losses. The loans are underwritten following the guidelines and approval process from the SBA and pose essentially no credit risk to the loan portfolio.

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

Concentrations of Credit Risk

As of June 30, 2021, approximately 84% of our gross loan portfolio (89% excluding PPP loans) is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Deterioration in economic conditions particularly in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Reserve For Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities in the Consolidated Balance Sheets, was $800 thousand at June 30, 2021 and December 31, 2020. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

NOTE 5. LOW INCOME HOUSING TAX CREDIT PARTNERSHIPS

We have invested in five separate Low Income Housing Tax Credit (“LIHTC”) partnerships, which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with income tax credits and with operating loss tax benefits over an approximately 23-year period. The income tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 2% and 6% over the life of the investment.

Our investments in LIHTC partnerships totaled $2.6 million at June 30, 2021. These investments are recorded in Other Assets with a corresponding funding obligation of $945 thousand recorded in Other Liabilities in our Consolidated Balance Sheets. None of the original investments will be repaid. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the income tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Income as a component of income tax expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at June 30, 2021 and December 31, 2020. In addition, the tables reflect the income tax credits and operating loss tax benefits, amortization of the investment and the net impact to our income tax provision for the six months ended June 30, 2021 and 2020.

	At June 30, 2021			For the Six Months Ended June 30, 2021
	Original	Current	Unfunded	Tax Credits	Amortization	Net
	Investment	Recorded	Liability	and	of	Income Tax
(Amounts in thousands)	Commitment	Investment	Obligation	Benefits	Investments	Benefit
LIHTC Partnerships:
Raymond James California Housing Opportunities Fund II	$2,000	$588	$16	$95	$88	$7
WNC Institutional Tax Credit Fund 38, L.P.	1,000	269	—	47	42	5
Merritt Community Capital Corporation Fund XV, L.P.	2,500	728	306	107	113	(6)
California Affordable Housing Fund	2,454	140	—	7	12	(5)
Boston Capital	1,000	902	623	56	45	11
Total	$8,954	$2,627	$945	$312	$300	$12

	At December 31, 2020			For the Six Months Ended June 30, 2020
	Original	Current	Unfunded	Tax Credits	Amortization	Net
	Investment	Recorded	Liability	and	of	Income Tax
(Amounts in thousands)	Commitment	Investment	Obligation	Benefits	Investments	Benefit
LIHTC Partnerships:
Raymond James California Housing Opportunities Fund II	$2,000	$676	$16	$99	$90	$9
WNC Institutional Tax Credit Fund 38, L.P.	1,000	311	—	52	43	9
Merritt Community Capital Corporation Fund XV, L.P.	2,500	841	316	112	109	3
California Affordable Housing Fund	2,454	152	—	12	19	(7)
Boston Capital	1,000	947	987	33	24	9
Total	$8,954	$2,927	$1,319	$308	$285	$23

The following tables present our generated income tax credits and operating loss tax benefits from investments in LIHTC partnerships for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended
	June 30, 2021		June 30, 2020
	Generated	Tax Benefits From	Generated	Tax Benefits From
(Amounts in thousands)	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
LIHTC Partnerships:
Raymond James California Housing Opportunities Fund II	$43	$5	$43	$7
WNC Institutional Tax Credit Fund 38, L.P.	21	3	22	4
Merritt Community Capital Corporation Fund XV, L.P.	47	6	48	8
California Affordable Housing Fund	—	3	1	6
Boston Capital	22	6	11	5
Total	$133	$23	$125	$30

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended
	June 30, 2021		June 30, 2020
	Generated	Tax Benefits From	Generated	Tax Benefits From
(Amounts in thousands)	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
LIHTC Partnerships:
Raymond James California Housing Opportunities Fund II	$85	$10	$85	$14
WNC Institutional Tax Credit Fund 38, L.P.	42	5	44	8
Merritt Community Capital Corporation Fund XV, L.P.	95	12	96	16
California Affordable Housing Fund	—	7	1	11
Boston Capital	44	12	22	11
Total	$266	$46	$248	$60

The following table reflects as of June 30, 2021, the anticipated net income tax benefit and (expense) that is expected to be recognized over the remaining lives of the investments.

(Amounts in thousands)
LIHTC Partnerships:					2025
Anticipated income tax benefit, net less					and
amortization of investments	2021	2022	2023	2024	thereafter	Total
Raymond James California Housing Opportunities Fund II	$7	$14	$11	$6	$10	$48
WNC Institutional Tax Credit Fund 38, L.P.	5	9	8	5	6	33
Merritt Community Capital Corporation Fund XV, L.P.	(6)	(13)	(9)	(2)	(12)	(42)
California Affordable Housing Fund	(5)	(58)	—	—	—	(63)
Boston Capital	11	24	23	23	148	229
Total income tax benefit, net	$12	$(24)	$33	$32	$152	$205

NOTE 6. TERM DEBT

Term debt at June 30, 2021 and December 31, 2020 consisted of the following.

	June 30,	December 31,
(Amounts in thousands)	2021	2020
Term Debt:
FHLB borrowings	$—	$5,000
Subordinated Debt	10,000	10,000
Net term debt	$10,000	$15,000

Federal Home Loan Bank of San Francisco Borrowings

We have an available line of credit with the FHLB of $456.9 million subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The line of credit is secured by an investment in FHLB stock, certain real estate secured loans that have been specifically pledged to the FHLB pursuant to collateral requirements, and certain pledged securities held in the Bank’s investment securities portfolio.

There were no borrowings outstanding from the FHLB at June 30, 2021. The Bank had $5.0 million in borrowings from the FHLB at December 31, 2020 that bore no interest and were fully repaid during the first quarter of 2021. The average balance outstanding on FHLB term advances during the six months ended June 30, 2021 and year ended December 31, 2020 was $1.9 million and $8.3 million, respectively. The maximum amount outstanding from the FHLB at any month end during the six months ended June 30, 2021 and year ended December 31, 2020 was $5.0 million and $40.0 million, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2021, the Bank was required to hold an investment in FHLB stock of $7.5 million recorded in Other Assets in the Consolidated Balance Sheets. Our investments in FHLB stock are restricted investment securities, carried at cost, evaluated for impairment, and excluded from securities accounted for under ASC Topic 320 and ASC Topic 321.

As of June 30, 2021, we have pledged $568.6 million of our commercial real estate and residential real estate loans and $52.6 million in securities as collateral for the line of credit with the FHLB.

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million in aggregate principal amount of fixed to floating rate Subordinated Notes due in 2025. The Subordinated Debt initially bore interest at a fixed rate of 6.88% per annum through December 19, 2020, payable semi-annually. The Subordinated Debt now bears interest at a variable rate equal to three month LIBOR plus 526 basis points, payable quarterly until the maturity date. In December of 2015, the Holding Company incurred subordinated debt issuance costs of $210 thousand, which were amortized over the initial five-year-term as additional interest expense.

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

Federal Funds

We have entered into nonbinding unsecured federal funds line of credit agreements with three financial institutions to support short-term liquidity needs. The lines totaled $75.0 million at June 30, 2021 and had interest rates ranging from 0.17% to 0.35%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions. The credit arrangements are reviewed and renewed annually. At June 30, 2021 and December 31, 2020, we had no outstanding advances on any of the Bank’s federal funds lines of credit.

Federal Reserve Bank

We have an available line of credit with the Federal Reserve Bank totaling $26.8 million at June 30, 2021, subject to collateral requirements, namely the amount of certain pledged loans. At June 30, 2021 and December 31, 2020, we had no outstanding advances on our line of credit with the Federal Reserve Bank. As of June 30, 2021, we have pledged $48.2 million of our commercial loans as collateral for the credit line with the Federal Reserve Bank.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of our commitments and contingent liabilities at June 30, 2021 and December 31, 2020.

(Amounts in thousands)	June 30, 2021	December 31, 2020
Commitments:
Commitments to extend credit	$287,492	$259,980
Standby letters of credit	10,863	4,423
Affordable housing grant sponsorships	3,338	3,338
Access to housing and economic assistance for development grant sponsorships	90	90
Total commitments and contingent liabilities	$301,783	$267,831

We were not required to perform on any financial guarantees during the six months ended June 30, 2021 or during the year ended December 31, 2020. At June 30, 2021, approximately $10.7 million of standby letters of credit will expire within one year, and $158 thousand will expire thereafter.

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

Concentrations of Credit Risk

We grant many loans collateralized by real estate. In our judgment, a concentration exists in real estate related loans, which represented approximately 84% of our gross loan portfolio (89% excluding PPP loans) and 77% of our gross loan portfolio (86% excluding PPP loans) at June 30, 2021 and December 31, 2020, respectively. We underwrite real estate loans in accordance with loan policies that set underwriting criteria, including property types, loan-to-value limits and minimum debt service coverage ratios. We employ a variety of real estate concentration risk management tools including monitoring of limits on concentration levels, limits by property type and geography, annual property reviews including site visits and portfolio stress testing.

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

We have recorded a liability in Other Liabilities in our Consolidated Balance Sheets representing the present value of the remaining minimum lease payments and we have recorded an offsetting right-of-use asset in Other Assets in our Consolidated Balance Sheets. The present value calculation uses a discount rate, which is based on our incremental borrowing rate. The right-of-use asset was also reduced for amounts recognized under the previous accounting requirements. The following table presents information regarding our leases as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Leases:
Right-of-use lease asset	$2,149	$2,547
Lease liability	$2,399	$2,848
Weighted Average Remaining Lease Term (in years)	4.05	4.29
Weighted Average Discount Rate	2.96%	2.93%

Lease expenses are recorded on a straight-line basis over the life of each lease. Lease expense and cash paid on leases are presented in the following table for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2021	2020	2021	2020
Leases:
Operating lease expense	$218	$212	$437	$429
Cash paid for operating leases	$245	$234	$488	$480

The following table sets forth, as of June 30, 2021, the future minimum lease cash payments under non-cancelable operating leases and a reconciliation of the undiscounted cash flows to the operating lease liability.

(Amounts in thousands)	Amount
Due in:
2021	$490
2022	885
2023	327
2024	280
2025	218
2026	218
Thereafter	140
Total undiscounted future minimum lease cash payments	2,558
Present value adjustment	(159)
Lease liability	$2,399

There were no lease-related non-cash financing activities for the six months ended June 30, 2021 or 2020.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. FAIR VALUES

The following tables present estimated fair values of our financial instruments as of June 30, 2021 and December 31, 2020, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as bank-owned life insurance policies.

	Carrying	Fair Value Measurements Using
(Amounts in thousands)	Amounts	Level 1	Level 2	Level 3
June 30, 2021
Financial assets
Cash and cash equivalents	$177,118	$177,118	$—	$—
Securities available-for-sale	$579,664	$—	$579,664	$—
Net loans	$1,074,102	$—	$—	$1,090,134
FHLB stock	$7,463	$7,463	$—	$—
Financial liabilities
Deposits	$1,697,338	$—	$1,697,887	$—
Term debt	$10,000	$—	$10,043	$—
Junior subordinated debenture	$10,310	$—	$10,152	$—

	Carrying	Fair Value Measurements Using
(Amounts in thousands)	Amounts	Level 1	Level 2	Level 3
December 31, 2020
Financial assets
Cash and cash equivalents	$106,986	$106,986	$—	$—
Securities available-for-sale	$446,880	$—	$446,880	$—
Net loans	$1,123,051	$—	$—	$1,138,095
FHLB stock	$7,380	$7,380	$—	$—
Financial liabilities
Deposits	$1,542,779	$—	$1,544,009	$—
Term debt	$15,000	$—	$15,536	$—
Junior subordinated debenture	$10,310	$—	$10,552	$—

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table presents the quantitative information used to fair value our net loans at June 30, 2021.

Quantitative Information about Level 3 Fair Value Measurements
Unobservable Inputs	Range (Weighted Average)
Probability of Default (PD)	0%	-	100%	-	(2.46%)
Loss Given Default (LGD)	0%	-	75.53%	-	(12.45%)
Prepayment Rate	0%	-	27.77%	-	(11.14%)
Discount Rate	1%	-	8.57%	-	(4.01%)

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of June 30, 2021 and December 31, 2020.

(Amounts in thousands)	Fair Value at June 30, 2021
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$29,691	$—	$29,691	$—
Obligations of state and political subdivisions	136,467	—	136,467	—
Residential mortgage-backed securities and collateralized mortgage obligations	317,842	—	317,842	—
Commercial mortgage-backed securities	52,718	—	52,718	—
Other asset-backed securities	42,946	—	42,946	—
Total assets measured at fair value	$579,664	$—	$579,664	$—

(Amounts in thousands)	Fair Value at December 31, 2020
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$32,994	$—	$32,994	$—
Obligations of state and political subdivisions	108,366	—	108,366	—
Residential mortgage-backed securities and collateralized mortgage obligations	240,478	—	240,478	—
Commercial mortgage-backed securities	28,074	—	28,074	—
Other asset-backed securities	36,968	—	36,968	—
Total assets measured at fair value	$446,880	$—	$446,880	$—

Transfers Between Fair Value Hierarchy Levels

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2021 or the year ended December 31, 2020.

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

The following tables present information about our assets and liabilities at June 30, 2021 and December 31, 2020 for which a nonrecurring change in fair value has been recorded during the reporting period. In addition, the tables reflect the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2021 and 2020 related to assets outstanding at June 30, 2021 and 2020.

		For the Three Months Ended	For the Six Months Ended
	At June 30, 2021	June 30, 2021	June 30, 2021
(Amounts in thousands)	Fair Value (1)	Fair Value Adjustments
Other real estate owned	$—	$—	$8
Total assets measured at fair value	$—	$—	$8

(1) Fair value is presented on a nonrecurring basis - Level 3.

		For the Three Months Ended	For the Six Months Ended
	At December 31, 2020	June 30, 2020	June 30, 2020
(Amounts in thousands)	Fair Value (1)	Fair Value Adjustments
Collateral dependent impaired loans	$2,755	$145	$145
Other real estate owned	8	—	6
Total assets measured at fair value	$2,763	$145	$151

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles, net consisted of the following at June 30, 2021 and December 31, 2020.

	June 30,	December 31,
(Amounts in thousands)	2021	2020
Goodwill and Other Intangibles:
Goodwill	$11,671	$11,671
Core deposit intangibles	6,125	6,125
Domain name	32	32
Accumulated amortization	(2,496)	(2,113)
Goodwill and other intangibles, net	$15,332	$15,715

Goodwill

Goodwill results from a business combination, and is calculated as the amount of consideration paid in excess of the fair value of the net assets acquired in a transaction. Goodwill is considered to have an indefinite life and is therefore not amortized. It is reviewed annually for impairment, or more frequently if required by circumstances known as triggering events. At June 30, 2021, goodwill totaled $11.7 million.

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

The following table sets forth, as of June 30, 2021, the total estimated future amortization of intangible assets:

(Amounts in thousands)	Amount
Amortization:
2021	$383
2022	766
2023	766
2024	581
2025	544
2026 and thereafter	589
Total	$3,629

NOTE 11. MERGER

Pending Merger with Columbia Banking System, Inc.

As announced by the Company on June 23, 2021 and reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 24, 2021 (the “Current Report”), the Company has entered into an Agreement and Plan of Merger dated June 23, 2021 (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Company will merge with and into Columbia (the “Merger”), with Columbia as the surviving entity.

Subject to the terms and conditions of the Merger Agreement, at the date and time when the Merger becomes effective (the “Effective Time”), the Bank of Commerce shareholders will have the right to receive, in respect of each share of common stock of Bank of Commerce (“Bank of Commerce Common Stock”), a number of common shares of Columbia (“Columbia Common Stock”) equal to the Exchange Ratio (as defined below), subject to adjustments as set forth in the Merger Agreement (the “Merger Consideration”). “Exchange Ratio” means 0.40 of a share of Columbia Common Stock per each share of Bank of Commerce Common Stock subject to certain potential adjustments. Based on Columbia’s closing stock price on June 23, 2021, the aggregate merger consideration is valued at $266.0 million, which includes $265.6 million of Columbia common stock to be issued to Bank of Commerce shareholders and $400 thousand of cash to be paid to option holders. The value of the merger consideration will fluctuate until closing based on the value of Columbia’s stock.

The transaction is expected to close in the fourth quarter of 2021, and its completion is contingent upon approval from BOCH’s shareholders, the receipt of other customary regulatory approvals, and other customary closing conditions.

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

The following factors, among others, could cause our actual results to differ materially from those expressed in such forward-looking statements:

Merger Related Risks

●

The possibility that the announced merger with Columbia does not close when expected or at all because required regulatory, shareholder or other approvals, financial tests or other conditions to closing are not received or satisfied on a timely basis or at all;

●	Due to the fluctuation in market price of Columbia Banking System, Inc. common stock, the BOCH shareholders' cannot be sure of the exact value of consideration they will receive in the Merger;
●	Negative reaction to the merger transaction by the Company’s customers, employees and counterparties;
●	Customer and employee relationships and business operations may be disrupted by the pending merger.

All Others

●	The strength of the United States economy in general and the strength of the local economies in California in which we conduct operations;
●	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board;
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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2020 to June 30, 2021. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2021, compared to the same periods in 2020. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

GENERAL

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”) is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”) with its principal offices in Sacramento, California. The Holding Company’s principal business is to serve as a holding company for Merchants Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) and Bank of Commerce Mortgage (inactive). The Bank changed its name for all operations to Merchants Bank of Commerce effective May 20, 2019. We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II, which was organized in 2005 connection with our issuance of trust-preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

We commenced banking operations in 1982 and grew organically to four branches before purchasing five Bank of America branches in 2016 and acquiring Merchants Holding Company in 2019; we now operate ten full service facilities, one limited service facility and one loan production office in northern California. We also operate a “cyber office” as identified in our summary of deposits reporting filed with the FDIC. We provide a wide range of financial services and products for business and retail customers which are competitive with those traditionally offered by banks of similar size in California. As of June 30, 2021 and December 31, 2020, we operated under one primary business segment: Community Banking.

On June 23, 2021, we entered into an Agreement and Plan of Merger with Columbia Banking System, Inc. that we expect to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions, including regulatory and shareholder approvals. See Note 11 Merger in the Notes to Consolidated Financial Statements and our press release filed on form 8-K on June 24, 2021 announcing the signing of the definitive merger agreement for additional information.

Our principal executive office is located at 555 Capitol Mall Suite 1255, Sacramento, California 95814 and the telephone number is (800) 421-2575.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Significant Items for the First Six Months of 2021:

●

On June 23, 2021, we entered into a Merger Agreement with Columbia Banking System, Inc. with Columbia as the surviving entity; which was previously announced. The closing of the merger transaction is expected to occur during the fourth quarter of 2021.

●	The Bank continued to experience significant growth in deposits, which increased $155 million during the first six months of 2021.
●	Loans, exclusive of PPP loans increased $23 million during the first six months of 2021; a reversal of the decline that occurred throughout 2020.
●	During the first six months of 2021, we received $119.1 million in repayments on PPP loans.
●

During the first quarter of 2021, our largest nonaccrual borrowing relationship totaling $3.0 million (43% of nonaccrual loans at December 31, 2020) was repaid. The repayment included all principal (including $110 thousand recovery for an amount previously charged-off), $251 thousand of previously unrecorded interest and $80 thousand of reimbursed legal, appraisal and title fees.

●	The Company’s net interest margin declined to 3.30% for the six months ended June 30, 2021 compared to 3.74% for the same period a year ago.

Financial Highlights for the Second Quarter of 2021 Compared to the Same Quarter a Year Ago:

Performance

●

Net income of $4.1 million was an increase of $292 thousand (8%) from $3.8 million earned during the same period in the prior year. Earnings of $0.25 per share – diluted was an increase of $0.02 (9%) from $0.23 per share – diluted earned during the same period in the prior year and reflects the impact of the following:

o	$817 thousand in costs for the second quarter of 2021 associated with the merger with Columbia Banking System, Inc., most of which are not tax deductible.
o	$1.3 million provision for loan and leases losses for the second quarter of 2020.
●	Return on average assets decreased to 0.89% compared to 0.95% for the same period in the prior year.
●	Return on average equity was unchanged at 9.26% compared to the same period in the prior year.
●	Net interest income increased $181 thousand (1%) to $14.0 million compared to $13.8 million for the same period in the prior year.
●	Net interest margin declined to 3.16% compared to 3.64% for the same period in the prior year.
●	Average loans totaled $1.136 billion, a decrease of $45 million (4%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.775 billion, an increase of $252 million (17%) compared to average earning assets for the same period in the prior year.
●	Average deposits totaled $1.653 billion, an increase of $247 million (18%) compared to average deposits for the same period in the prior year.
o	Average non-maturing deposits totaled $1.514 billion, an increase of $251 million (20%) compared to the same period in the prior year.
o	Average certificates of deposit totaled $139.4 million, a decrease of $3.6 million (2%) compared to the same period in the prior year.
●	The Company’s efficiency ratio was 61.5% compared to 56.1% during the same period in the prior year.
o	The Company’s efficiency ratio of 61.5% for the second quarter of 2021 included $817 thousand of merger related costs, which increased the efficiency ratio by 5.4%.
●	Book value per common share was $10.78 at June 30, 2021 compared to $10.13 at June 30, 2020.
●	Tangible book value per common share was $9.87 at June 30, 2021 compared to $9.17 at June 30, 2020.

Credit Quality

●

Nonperforming assets at June 30, 2021 totaled $3.8 million or 0.20% of total assets, a decrease of $2.9 million (43%) since June 30, 2020. The decrease in nonperforming assets resulted from repayment of a $3.0 million nonaccrual borrowing relationship during the first quarter of 2021.

●	Net loan recoveries were $167 thousand in the second quarter of 2021 compared with net loan charge-offs of $278 thousand for the same quarter a year ago.
●

There was no provision for loan and lease losses during the second quarter of 2021 compared to $1.3 million provision for loan and lease losses for the same period a year ago. This is a result of improved asset quality metrics, net loan loss recoveries and moderation of many of our COVID-19 related credit concerns.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights for the First Six Months of 2021 Compared to the Same Period a Year Ago:

Performance

●

Net income of $9.1 million was an increase of $4.3 million (90%) from $4.8 million earned during the same period in the prior year. Earnings of $0.54 per share – diluted was an increase of $0.26 (93%) per share from $0.28 per share – diluted earned during the same period in the prior year and reflects the impact of the following:

o	$817 thousand in costs during the first six months of 2021 associated with the merger with Columbia Banking System, Inc., most of which was not tax deductible.
o	$4.2 million provision for loan and lease losses during the six months ended June 30, 2020.
o	$1.1 million in non-recurring costs during the first quarter of 2020 associated with the termination of a technology management services contract and a severance agreement; both previously announced.
o	1.0 million shares of common stock repurchased during the six months ended June 30, 2020.
●	Return on average assets increased to 1.00% compared to 0.62% for the same period in the prior year.
●	Return on average equity increased to 10.22% compared to 5.65% for the same period in the prior year.
●	Net interest income increased $1.6 million (6%) to $28.4 million compared to $26.8 million for the same period in the prior year.
●	Net interest margin declined to 3.30% compared to 3.74% for the same period in the prior year.
●	Average loans totaled $1.138 billion, an increase of $31 million (3%) compared to average loans for the same period in the prior year.
●	Average earning assets totaled $1.734 billion, an increase of $296 million (21%) compared to average earning assets for the same period in the prior year.
●	Average deposits totaled $1.613 billion, an increase of $287 million (22%) compared to average deposits for the same period in the prior year.
o	Average non-maturing deposits totaled $1.476 billion, an increase of $295 million (25%) compared to the same period in the prior year.
o	Average certificates of deposit totaled $137.0 million, a decrease of $8.1 million (6%) compared to the same period in the prior year.
●	The Company’s efficiency ratio was 59.3% compared to 63.1% for the same period in the prior year.
o	The Company’s efficiency ratio of 59.3% for the first six months of 2021 included $817 thousand of merger related costs, which increased the efficiency ratio by 2.7%.
o	The Company’s efficiency ratio of 63.1% for the first six months of 2020 included $1.1 million of non-recurring costs, which increased the efficiency ratio by 3.9%.
●	Book value per common share was $10.78 at June 30, 2021 compared to $10.58 at December 31, 2020.
●	Tangible book value per common share was $9.87 at June 30, 2021 compared to $9.64 at December 31, 2020.

Credit Quality

●

Nonperforming assets at June 30, 2021 totaled $3.8 million or 0.20% of total assets, a decrease of $3.2 million (92% annualized) since December 31, 2020. The decrease in nonperforming assets resulted from repayment of a $3.0 million nonaccrual borrowing relationship during the first quarter of 2021.

●

Net loan recoveries were $284 thousand during the first six months of 2021 compared with net loan charge-offs of $292 thousand for the same period a year ago. Net loan recoveries during the first six months of 2021 were primarily related to the collection of previously charged-off principal from our largest nonaccrual borrower.

●

There was no provision for loan and lease losses during the first six months of 2021 compared to $4.2 million provision for loan and lease losses for the same period a year ago. This is a result of improved asset quality metrics, net loan loss recoveries and moderation of many of our COVID-19 related credit concerns.

Impacts of COVID-19:

●

During 2020, we funded 606 loans totaling $163.5 million under the first Small Business Administration Paycheck Protection Program (“PPP”). We continue to process loan forgiveness applications and, at June 30, 2021, we have 47 loans totaling $12.3 million remaining to be forgiven compared to 487 loans totaling $130.8 million at December 31, 2020.

●

During 2021, we funded an additional 247 loans totaling $47.3 million under the second PPP. The application period for the second PPP loan program ended on May 31, 2021. We began to process loan forgiveness applications during June, and at June 30, 2021, we have 234 loans totaling $46.7 million remaining to be forgiven.

●

We have experienced significant increases in deposit balances during the past year. All PPP loan funds were deposited into customer accounts at our bank and customer behavior has emphasized savings during the economic slowdown.

●

During the first quarter of 2021, the SBA extended their debt relief program and resumed making principal and interest payments on all of our SBA 7(a) loans, which totaled $29.0 million at June 30, 2021. Payment assistance varies by borrower, will continue for no more than eight months and is limited to a maximum $9 thousand per borrower per month.

●	At June 30, 2021, approximately 30% of our workforce is working remotely.
●	As of April 12, 2021, all of our offices have returned to pre-pandemic operating hours.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CRITICAL ACCOUNTING POLICIES & ESTIMATES

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021. Some of these significant accounting policies are considered critical and require management to make difficult, subjective or complex judgments or estimates. Critical accounting estimates are subject to risks and uncertainties and are susceptible to significant change that could have a material impact on the carrying value of certain assets or on income under different assumptions and conditions. Management believes that the following policies would be considered critical under the SEC’s definition.

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

Methods and timing of adoption – The FASB has voted to delay until January 2023 the implementation of the ASU No. 2016-13 for smaller reporting companies as defined by the SEC. We qualify as a smaller reporting company and in light of this delay, we have postponed the implementation of the ASU and have not determined if we will implement prior to January 2023 or the financial impact. As discussed in Note 11 Merger in the Notes to Consolidated Financial Statements, the Company has entered into an Agreement and Plan of Merger with Columbia Banking System, Inc. with Columbia as the surviving entity. The transaction is expected to close during the fourth quarter of 2021; therefore, we will not adopt ASU No. 2016-13.

ASU No. 2020-04

Description – In March of 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The last expedient is a one-time election to sell or transfer debt securities classified as held-to-maturity. The expedients are in effect from March 12, 2020, through December 31, 2022. We have formed a committee to evaluate the impact of the LIBOR transition and this ASU on the Company's consolidated financial statements and to facilitate the transition.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOURCES OF INCOME

Interest Income

We derive our income primarily from net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income is impacted by many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. Aside from changes in market interest rates, the current net interest margin will be affected by the following:

●

The majority of our loans are fixed rate loans or variable rate loans that are already at their floor rate. This has mitigated the impact of declining interest rates on loan yields. The yield on loans, exclusive of PPP loans, has declined 27 basis points from 4.78% for the six months ended June 30, 2020 to 4.51% for the six months June 30, 2021.

●

At June 30, 2021, we have 281 PPP loans totaling $59.1 million, which bear an interest rate of 1.00%. The yield on PPP loans is highly dependent on fees earned over the life of the loans. When PPP loans are forgiven and repaid before the end of the loan term, we accelerate recognition of the unamortized loan fee, which increases the average yield on PPP loans for the quarter of forgiveness. For the six months ended June 30, 2021, the average yield for PPP loans was 4.85%, including $2.2 million, in fees ($1.6 million of which was accelerated). At June 30, 2021, net loan fees totaling $142 thousand remain to be earned from loans in the first PPP loan program. We anticipate that most of these fees will be recognized during the third quarter of 2021. At June 30, 2021, net loan fees totaling $1.5 million remain to be earned from loans in the second PPP loan program, which have a five-year term.

●

The impact of declining interest rates has been more immediate on our investment securities portfolio and our interest-bearing deposits in other banks. Much of our investment securities portfolio is collateralized by residential and commercial real estate mortgages. The rapid decline in interest rates during 2020 prompted the refinance of many of these mortgages, which accelerated bond repayments and accelerated amortization of bond premiums, lowering yields. Additionally, the cash flows from the investment securities portfolio were reinvested at substantially lower yields. Yield on taxable securities declined from 2.61% for the six months ended June 30, 2020 to 1.61% for the six months ended June 30, 2021.

●

During 2020, in response to the economic effects of the COVID-19 pandemic, the Federal Reserve cut short-term interest rates by 150 to 175 basis points and has provided guidance that it expects interest rates to remain low for an extended period of time. Our average yield on interest bearing deposits in other banks decreased 49 basis points for the six months ended June 2021 compared to the six months ended June 30, 2020. We have also experienced significant increased deposit balances due to PPP loan program disbursements and changes in customer behavior, which continues to place greater emphasis on savings during the current uncertain times. During the first six months of 2021, we continued to invest our increased liquidity into our investment securities portfolio, which should enhance our net interest margin and net interest income.

●

Cash flows from our loan and investment securities portfolio are being reinvested in the current market at significantly lower rates. Recent bond purchases have centered on longer duration investments such as longer maturity municipal bonds and lower coupon and moderate-term mortgage backed securities.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes as of June 30, 2021 when loans are projected to reprice by year and by rate index.

						Years 6
						Through	Beyond
(Amounts in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Year 10	Year 10	Total
Rate Index:
Fixed	$59,225	$67,622	$46,869	$44,062	$39,279	$217,043	$39,971	$514,071
Variable:
Prime	61,925	4,939	6,593	5,116	8,584	329	—	87,486
5 Year Treasury	51,583	70,562	54,639	95,601	100,033	50,097	—	422,515
7 Year Treasury	2,901	4,465	5,315	—	—	—	—	12,681
1 Year LIBOR	16,772	—	—	—	—	—	—	16,772
Other Indexes	3,432	2,206	2,063	10,427	2,183	12,284	1,363	33,958
Total accruing variable rate loans	136,613	82,172	68,610	111,144	110,800	62,710	1,363	573,412

Nonaccrual	796	770	721	434	234	747	111	3,813
Total	$196,634	$150,564	$116,200	$155,640	$150,313	$280,500	$41,445	$1,091,296

For variable rate loans, the following table summarizes those that were at or above their floor rate, and those that do not possess a contractual floor rate.

	At June 30, 2021
	With Floors			Without
(Amounts in thousands)	At Floor Rate	Above Floor Rate	Total	Floors	Total
Variable rate loans:
Prime	$43,035	$6,055	$49,090	$38,396	$87,486
5 year Treasury	356,362	43,826	400,188	22,327	422,515
7 Year Treasury	12,681	—	12,681	—	12,681
1 Year LIBOR	—	701	701	16,071	16,772
Other Indexes	16,639	815	17,454	16,504	33,958
Total accruing variable rate loans	$428,717	$51,397	$480,114	$93,298	573,412

Nonaccrual					3,813
Total variable rate loans					$577,225

Non Interest Income

We also earn noninterest income. Sources of noninterest income include fees earned on deposit related services, ATM and point of sale fees, payroll and benefit processing fees, earnings on bank-owned life insurance, gains on sale of available-for-sale investment securities, and dividends on FHLB stock. Most of these sources of income do not vary significantly from quarter to quarter. Possible exceptions include gains on sale of available-for-sale investment securities and death proceeds from bank-owned life insurance.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Second Quarter of 2021 Compared With Second Quarter of 2020

Net income for the second quarter of 2021 increased $292 thousand compared to the second quarter of 2020. In the current quarter, net interest income was $181 thousand higher, provision for loan and lease losses was $1.3 million lower and noninterest income was $176 thousand higher. These positive changes were partially offset by noninterest expense that was $1.0 million higher and a provision for income taxes that was $356 thousand higher.

First Six Months of 2021 Compared With First Six Months of 2020

Net income for the first six months of 2021 increased $4.3 million compared to the first six months of 2020. In the current year, net interest income was $1.6 million higher, provision for loan and lease losses was $4.2 million lower and noninterest income was $447 thousand higher. These positive changes were partially offset by noninterest expense that was $123 thousand higher and a provision for income taxes that was $1.8 million higher.

Return on Average Assets and Return on Average Equity

The following table presents the return on average assets and return on average equity for the three and six months ended June 30, 2021 and 2020. For each of the periods presented, the table includes the calculated ratios based on reported net income as shown in the Consolidated Statements of Income incorporated in this document.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Return on average assets	0.89%	0.95%	1.00%	0.62%
Return on average equity	9.26%	9.26%	10.22%	5.65%

NET INTEREST INCOME AND NET INTEREST MARGIN

During 2020, in response to the economic effects of the COVID-19 pandemic, the Federal Reserve cut short-term interest rates by 150 to 175 basis points and has provided guidance that it expects interest rates to remain low for an extended period of time.

Our net interest margin for the second quarter of 2021 was 3.16%, a decrease of 48 basis points compared to the same period a year ago. Our net interest margin for the first six months of 2021 was 3.30%, a decrease of 44 basis points compared to the same period a year ago.

Maintaining our net interest margin in the future will be challenging as current market pressures are anticipated to cause our yield on interest-earning assets to continue to decline and the current margin is temporarily enhanced by accelerated PPP fees.

For the three months ended June 30, 2021 compared to the same period a year ago, net interest income increased $181 thousand.

Interest income for the second quarter of 2021 decreased $269 thousand or 2% to $14.7 million.

●

During the second quarter of 2021, we recognized $588 thousand in accelerated net fee income on PPP loans forgiven and repaid during the quarter. These accelerated loan fees increased the average yield on loans for the second quarter of 2021 by 21 basis points and increased the net interest margin for the second quarter of 2021 by 13 basis points. There was no accelerated net fee income on PPP loans for the second quarter of 2020.

●

PPP loans had an average balance of $104.0 million and yield of 4.10% (1.83% excluding accelerated fee income) for the second quarter of 2021 compared to an average balance of $132.8 million and yield of 2.46% for the same period a year ago.

●	Excluding PPP loans, interest and fees on loans decreased $1.0 million due to a $16.7 million decrease in average loan balances and a 34 basis point decrease in average yield.
●	Interest on investment securities increased $520 thousand due to a $265.6 million increase in average investment securities balances partially offset by a 91 basis point decrease in average yield.
●

Interest on interest-bearing deposits due from banks increased $6 thousand due to a $31.6 million increase in average interest-bearing deposit balances partially offset by 1 basis point decrease in average yield.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense for the second quarter of 2021 decreased $450 thousand or 37% to $764 thousand.

●

Interest expense on interest-bearing deposits decreased $385 thousand. Average interest-bearing demand and savings deposit balances increased $141.6 million, while average certificate of deposit balances decreased $3.6 million. The average rate paid on interest-bearing deposits decreased 21 basis points from 0.43% to 0.22%.

●

Interest expense on FHLB borrowings decreased $5 thousand. There were no FHLB borrowings during the current quarter. Average FHLB borrowings were $16.0 million during the same period a year ago. During the second quarter of 2020, we took advantage of a program offered by the FHLB that bore no interest. The average rate paid on FHLB borrowings was 0.13% during the second quarter of 2020.

●	Interest expense on other term debt decreased $46 thousand. The average debt balance was essentially unchanged, while the average rate paid decreased 188 basis points.
●	Interest expense on junior subordinated debentures decreased $14 thousand. The average debt balance was unchanged, while the average rate paid decreased 55 basis points.

For the six months ended June 30, 2021 compared to the same period a year ago, net interest income increased $1.6 million.

Interest income for the first six months of 2021 increased $626 thousand or 2% to $30.0 million.

●

During the first six months of 2021, we recognized $1.6 million in accelerated net fee income on PPP loans forgiven and repaid during the six months ended June 30, 2021. These accelerated loan fees increased the average yield on loans for the first six months of 2021 by 28 basis points and increased the net interest margin for the first six months of 2021 by 19 basis points.

●

PPP loans had an average balance of $113.6 million and yield of 4.85% (2.00% excluding accelerated fee income) for the first six months of 2021 compared to an average balance of $66.4 million and yield of 2.46% for the same period a year ago.

●	Excluding PPP loans, interest and fees on loans decreased $1.8 million due to a $16.6 million decrease in average loan balances and a 27 basis point decrease in average yield.
●

During the first quarter of 2021, we recognized $251 thousand in interest income from repayment of a nonaccrual loan. The interest income recognized from that repayment increased the average yield on loans for the first quarter of 2021 by 9 basis points.

●	Interest on investment securities increased $663 thousand due to a $217.2 million increase in average investment securities balances partially offset by a 92 basis point decrease in average yield.
●

Interest on interest-bearing deposits due from banks decreased $119 thousand due to a 49 basis point decrease in average yield that was partially offset by a $47.9 million increase in average interest-bearing deposit balances.

Interest expense for the first six months of 2021 decreased $987 thousand or 38% to $1.6 million.

●

Interest expense on interest-bearing deposits decreased $831 thousand. Average interest-bearing demand and savings deposit balances increased $170.0 million, while average certificate of deposit balances decreased $8.1 million. The average rate paid on interest-bearing deposits decreased 24 basis points from 0.48% to 0.24%.

●

Interest expense on FHLB borrowings decreased $5 thousand due to a $6.2 million decrease in average FHLB borrowings balance and a 12 basis point decrease in average yield. During the second quarter of 2020, we took advantage of a program offered by the FHLB that bore no interest and were fully repaid during the first quarter of 2021.

●	Interest expense on other term debt decreased $93 thousand. The average debt balance was essentially unchanged, while the average rate paid decreased 187 basis points.
●	Interest expense on junior subordinated debentures decreased $58 thousand. The average debt balance was unchanged, while the average rate paid decreased 113 basis points.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Earned/Paid

The following tables present average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended
	June 30, 2021			June 30, 2020
	Average			Average
(Dollars in thousands)	Balance	Interest (1)	Yield/ Rate (5)	Balance	Interest (1)	Yield/ Rate (5)
Interest-earning assets:
Loans, net of PPP (2)	$1,031,484	$11,366	4.42%	$1,048,139	$12,411	4.76%
PPP loans	104,037	1,063	4.10%	132,776	813	2.46%
Taxable securities	437,710	1,697	1.56%	211,195	1,329	2.53%
Tax-exempt securities (3)	97,637	575	2.36%	58,540	423	2.91%
Interest-bearing deposits in other banks	104,152	27	0.10%	72,507	21	0.12%
Average interest-earning assets	1,775,020	14,728	3.33%	1,523,157	14,997	3.96%
Cash and due from banks	21,819			21,564
Premises and equipment, net	14,715			15,428
Goodwill	11,671			11,671
Other intangibles, net	3,743			4,508
Other assets	42,326			50,499
Average total assets	$1,869,294			$1,626,827

Interest-bearing liabilities:
Demand - interest-bearing	$301,052	55	0.07%	$261,907	85	0.13%
Money market	443,067	180	0.16%	365,368	317	0.35%
Savings	163,227	41	0.10%	138,500	95	0.28%
Certificates of deposit	139,391	303	0.87%	142,955	467	1.31%
Federal Home Loan Bank of San Francisco ("FHLB") borrowings	—	—	—%	16,044	5	0.13%
Other borrowings	10,000	138	5.54%	9,976	184	7.42%
Junior subordinated debentures	10,310	47	1.83%	10,310	61	2.38%
Average interest-bearing liabilities	1,067,047	764	0.29%	945,060	1,214	0.52%
Noninterest-bearing demand	606,625			497,636
Other liabilities	16,293			17,095
Shareholders’ equity	179,329			167,036
Average liabilities and shareholders’ equity	$1,869,294			$1,626,827
Net interest income and net interest margin (4)		$13,964	3.16%		$13,783	3.64%

(1) Interest income on loans, net of PPP includes net fees and costs of approximately $249 thousand and $138 thousand for the three months ended June 30, 2021 and 2020, respectively. Interest income on PPP loans includes $806 million and $476 thousand of net fees and costs for the three months ended June 30, 2021 and 2020, respectively.

(2) Loans, net of PPP includes average nonaccrual loans of $3.9 million and $5.6 million for the three months ended June 30, 2021 and 2020, respectively.
(3) Interest income and yields on tax-exempt securities are presented on a nominal basis, not on a tax equivalent basis.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income for the three months ended June 30, 2021 and 2020 included $115 thousand and $216 thousand, respectively, in accretion of the discount on the loans acquired from Merchants Holding Company, which improved the net interest margin by 4 and 7 basis points, respectively.

(5) Yields and rates are calculated by dividing income or expense by the average balance of assets or liabilities, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Six Months Ended
	June 30, 2021			June 30, 2020
	Average			Average
(Dollars in thousands)	Balance	Interest (1)	Yield/ Rate (5)	Balance	Interest (1)	Yield/ Rate (5)
Interest-earning assets:
Loans, net of PPP (2)	$1,024,343	$22,913	4.51%	$1,040,914	$24,749	4.78%
PPP loans	113,562	2,731	4.85%	66,388	813	2.46%
Taxable securities	398,220	3,182	1.61%	224,300	2,911	2.61%
Tax-exempt securities (3)	90,038	1,086	2.43%	46,705	694	2.99%
Interest-bearing deposits in other banks	107,716	56	0.10%	59,820	175	0.59%
Average interest-earning assets	1,733,879	29,968	3.49%	1,438,127	29,342	4.10%
Cash and due from banks	21,781			21,775
Premises and equipment, net	14,858			15,591
Goodwill	11,671			11,671
Other intangibles, net	3,838			4,604
Other assets	44,062			48,655
Average total assets	$1,830,089			$1,540,423

Interest-bearing liabilities:
Demand - interest-bearing	$298,236	113	0.08%	$247,641	185	0.15%
Money market	434,140	375	0.17%	336,477	720	0.43%
Savings	158,738	89	0.11%	137,002	213	0.31%
Certificates of deposit	136,969	641	0.94%	145,098	931	1.29%
Federal Home Loan Bank of San Francisco ("FHLB") borrowings	1,934	—	—%	8,132	5	0.12%
Other borrowings	10,000	275	5.55%	9,970	368	7.42%
Junior subordinated debentures	10,310	93	1.82%	10,310	151	2.95%
Average interest-bearing liabilities	1,050,327	1,586	0.30%	894,630	2,573	0.58%
Noninterest-bearing demand	584,513			459,241
Other liabilities	16,501			16,974
Shareholders’ equity	178,748			169,578
Average liabilities and shareholders’ equity	$1,830,089			$1,540,423
Net interest income and net interest margin (4)		$28,382	3.30%		$26,769	3.74%

(1) Interest income on loans, net of PPP includes net fees and costs of approximately $453 thousand and $395 thousand for the six months ended June 30, 2021 and 2020, respectively. Interest income on PPP loans includes $2.2 million and $476 thousand of net fees and costs for the six months ended June 30, 2021 and 2020, respectively.

(2) Loans, net of PPP includes average nonaccrual loans of $5.0 million and $5.5 million for the six months ended June 30, 2021 and 2020, respectively.
(3) Interest income and yields on tax-exempt securities are presented on a nominal basis, not on a tax equivalent basis.

(4) Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income for the six months ended June 30, 2021 and 2020 included $225 thousand and $379 thousand, respectively, in accretion of the discount on the loans acquired from Merchants Holding Company, which improved the net interest margin by 4 and 7 basis points, respectively.

(5) Yields and rates are calculated by dividing income or expense by the average balance of assets or liabilities, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following tables set forth a summary of the changes in net interest income due to changes in average balances (volume variance) and changes in average rates (rate variance) for the three and six months ended June 30, 2021 and 2020. Changes in interest income and expense, which are not specifically attributable to either volume or rate, are allocated proportionately between both variances. Interest income and yields on tax-exempt securities are presented on a nominal basis; not on a tax equivalent basis.

	Three Months Ended June 30, 2021 Over Three Months Ended June 30, 2020
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Loans, net of PPP	$(195)	$(849)	$(1,044)
PPP loans	(120)	369	249
Taxable securities	881	(513)	368
Tax-exempt securities (1)	211	(59)	152
Interest-bearing deposits in other banks	8	(2)	6
Total increase (decrease)	785	(1,054)	(269)

Increase (decrease) in interest expense:
Demand - interest-bearing	16	(46)	(30)
Money market	92	(229)	(137)
Savings	21	(75)	(54)
Certificates of deposit	(11)	(153)	(164)
FHLB borrowings	(2)	(3)	(5)
Other borrowings	—	(46)	(46)
Junior subordinated debentures	—	(14)	(14)
Total increase (decrease)	116	(566)	(450)
Net increase	$669	$(488)	$181

(1) Interest income on tax-exempt securities is not presented on a tax equivalent basis.

	Six Months Ended June 30, 2021 Over Six Months Ended June 30, 2020
(Amounts in thousands)	Volume	Rate	Net Change
Increase (decrease) in interest income:
Loans, net of PPP	$(388)	$(1,446)	$(1,834)
PPP loans	812	1,104	1,916
Taxable securities	1,384	(1,113)	271
Tax-exempt securities (1)	490	(98)	392
Interest-bearing deposits in other banks	3,999	(4,118)	(119)
Total increase (decrease)	6,297	(5,671)	626

Increase (decrease) in interest expense:
Demand - interest-bearing	51	(123)	(72)
Money market	326	(671)	(345)
Savings	41	(165)	(124)
Certificates of deposit	(50)	(240)	(290)
FHLB borrowings	(2)	(3)	(5)
Other borrowings	1	(94)	(93)
Junior subordinated debentures	—	(58)	(58)
Total increase (decrease)	367	(1,354)	(987)
Net increase	$5,930	$(4,317)	$1,613

(1) Interest income on tax-exempt securities is not presented on a tax equivalent basis.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN AND LEASE LOSSES

There was no provision for loan and lease losses for the three months ended June 30, 2021 compared to $1.3 million for the same period in the prior year. There was no provision for loan and lease losses for the six months ended June 30, 2021 compared to $4.2 million for the same period in the prior year. A detailed discussion of our provision is provided later in this filing under the heading “Allowance for Loan and Lease Losses”. Also, see Note 4 Loans in the Notes to Consolidated Financial Statements for further information.

NONINTEREST INCOME

The following table presents the key components of noninterest income for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$160	$152	$8	5%	$308	$321	$(13)	(4)%
ATM and point of sale fees	401	263	138	52%	719	531	188	35%
Payroll and benefit processing fees	160	143	17	12%	329	313	16	5%
Life insurance	123	148	(25)	(17)%	244	271	(27)	(10)%
Gain on sale of investment securities, net	64	140	(76)	(54)%	71	224	(153)	(68)%
FHLB dividends	126	36	90	250%	219	166	53	32%
Legal settlement	—	—	—	—%	221	—	221	100%
Loss on disposal of equipment	—	—	—	—%	—	(132)	132	100%
Other income	97	73	24	33%	183	153	30	20%
Total noninterest income	$1,131	$955	$176	18%	$2,294	$1,847	$447	24%

Noninterest income for the three and six months ended June 30, 2021 increased compared to the same periods in the prior year. Changes in noninterest income included the following items:

●

ATM and point of sales fees increased during 2021 compared to the prior year due to increased spending activity as COVID-19 restrictions eased and from customers receiving and spending stimulus checks.

●

FHLB dividend income increased due to changes in the dividend rate paid by the FHLB. During 2020, the FHLB dividend rate decreased 200 basis points. During 2021, the dividend rate increased by 100 basis points.

●	The six months ended June 30, 2021 also included $221 thousand legal settlement, which was partial recovery of an investment security impairment loss recorded during the second quarter of 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

The following table presents the key components of noninterest expense for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
(Dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Noninterest expense:
Salaries & related benefits	$5,728	$6,163	$(435)	(7)%	$11,914	$12,087	$(173)	(1)%
Loan origination costs	(523)	(1,198)	675	56%	(1,070)	(1,649)	579	35%
Premises & equipment	973	826	147	18%	1,932	1,680	252	15%
FDIC insurance premium	124	90	34	38%	234	126	108	86%
Data processing fees	546	585	(39)	(7)%	1,094	1,116	(22)	(2)%
Professional services	278	469	(191)	(41)%	579	803	(224)	(28)%
Telecommunications	145	156	(11)	(7)%	315	327	(12)	(4)%
Non-recurring costs	—	—	—	—%	—	1,114	(1,114)	(100)%
Merger costs	817	—	817	100%	817	—	817	100%
Other	1,191	1,179	12	1%	2,361	2,449	(88)	(4)%
Total noninterest expense	$9,279	$8,270	$1,009	12%	$18,176	$18,053	$123	1%

Salaries and related benefits for the three and six months ended June 30, 2021 were reduced compared to the same periods in the prior year as a result of decreases in the overall number of staff and decreased vacation benefit costs. During the current year, employees used more of their previously accrued vacation benefits as travel restrictions imposed in response to the COVID-19 pandemic were reduced.

Loan origination costs in 2020 were higher as a result of loans originated under the PPP. In 2020, we originated 606 PPP loans compared to 247 PPP loans originated in 2021.

The first six months of 2020 included $1.1 million in non-recurring costs that consisted of $700 thousand associated with the termination of a technology management services contract and $414 thousand related to a severance agreement. Excluding the non-recurring costs, noninterest expense in 2021 increased $1.2 million mostly resulting from $817 thousand of merger related costs and the previously discussed change in loan origination costs.

The Company’s efficiency ratio was 61.5% for the second quarter of 2021. The ratio during the same period in 2020 was 56.1%. The Company’s efficiency ratio of 61.5% for the second quarter of 2021 included $817 thousand of merger related costs, which increased the efficiency ratio by 5.4%.

The Company’s efficiency ratio was 59.3% for the six months of 2021. The ratio during the same period in 2020 was 63.1%. The Company’s efficiency ratio of 59.3% for the first six months of 2021 included $817 thousand of merger related costs, which increased the efficiency ratio by 2.7%. The Company’s efficiency ratio of 63.1% for the first six months of 2020 included $1.1 million of non-recurring costs, which increased the efficiency ratio by 3.9%.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Income Taxes:
Income before provision for income taxes	$5,816	$5,168	$12,500	$6,413
Provision for income taxes	$1,677	$1,321	$3,441	$1,650
Effective tax rate	28.8%	25.6%	27.5%	25.7%

The income tax calculation for the second quarter of 2021 included the impact of $772 thousand of non-deductible merger costs, which increased the effective tax rate by 2.4%.

The income tax calculation for the six months ended June 30, 2021 included the impact of $772 thousand of non-deductible merger costs, which increased the effective tax rate by 1.1%.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2021, we had total consolidated assets of $1.917 billion, gross loans of $1.091 billion, allowance for loan and lease losses (“ALLL”) of $17 million, total deposits of $1.697 billion, and shareholders’ equity of $182 million.

We maintained noninterest-bearing cash positions at the Federal Reserve Bank and correspondent banks in the amount of $21.0 million and we also held interest-bearing deposits in the amount of $156.1 million. During the first six months of 2021, we continued to invest our increased liquidity into our investment securities portfolio.

Available-for-sale investment securities totaled $579.7 million at June 30, 2021, compared to $446.9 million at December 31, 2020. Changes in our available-for-sale securities portfolio were as follows:

●	Purchased securities with a par value of $221.1 million.
●	Sold securities with a par value of $37.7 million resulting in $71 thousand in net realized gains.
●	Received $49.9 million in proceeds from principal payments, calls and maturities.

At June 30, 2021, our net unrealized gains on available-for-sale investment securities were $6.3 million compared to net unrealized gains of $10.6 million at December 31, 2020. The fluctuation in net unrealized gains during the six months ended June 30, 2021 was due to changes in market interest rates.

We recorded gross loan balances of $1.091 billion at June 30, 2021, compared to $1.140 billion at December 31, 2020, a decrease of $49 million. Loans, exclusive of PPP increased $23 million, while PPP loans decreased $72 million during the first six months of 2021.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $3.2 million to $3.8 million, or 0.35% of gross loans as of June 30, 2021, compared to $7.0 million, or 0.62% of gross loans as of December 31, 2020. The decrease resulted from repayment of a $3.0 million nonaccrual borrowing relationship during the first quarter of 2021.

Past due loans as of June 30, 2021 decreased $3.5 million to $1.9 million, compared to $5.4 million as of December 31, 2020. The decrease resulted from collection of the previously discussed $3.0 million nonaccrual loans. We believe that risk grading for past due and nonperforming loans appropriately reflects the risk associated with those loans.

In response to the COVID-19 pandemic, we granted loan payment deferrals to help many of our borrowers during 2020. At June 30, 2021, payment deferrals were extant for 16 loans totaling $4.1 million compared to 82 loans totaling $9.5 million at December 31, 2020. A detailed discussion of the loan payment deferrals is provided later in this document under the heading “COVID-19 Troubled Debt Restructuring Guidance”.

During the first quarter of 2021, the SBA extended its debt relief program and resumed making principal and interest payments on all SBA 7(a) loans. Without these payments, past due loan totals might have been higher at June 30, 2021. A detailed discussion of program is provided later in this document under the heading “SBA Loan Payments”.

The ALLL at June 30, 2021 increased $284 thousand to $17.2 million compared to $16.9 million at December 31, 2020. At June 30, 2021, relying on our ALLL methodology, which uses criteria such as credit grading, historical loss rates, and qualitative factors, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could result in future charges to the provision for loan and lease losses. A detailed discussion of the ALLL is provided later in this document under the heading “Allowance for Loan and Lease Losses”. Also, see Note 4 Loans in the Notes to Consolidated Financial Statements for further information on the ALLL and the loan portfolio.

Premises and equipment totaled $14.5 million at June 30, 2021, a decrease of $485 thousand compared to $15.0 million at December 31, 2020.

At June 30, 2021, we had no OREO properties compared to $8 thousand at December 31, 2020. During the six months ended June 30, 2021, we recognized a write-down for $8 thousand and sold the property.

Bank-owned life insurance increased $256 thousand during the six months ended June 30, 2021 to $24.5 million compared to $24.2 million at December 31, 2020.

Goodwill and other intangible assets, net totaled $15.3 million at June 30, 2021, a decrease of $383 thousand compared to $15.7 million at December 31, 2020, resulting from amortization of core deposit intangibles.

Other assets, which include the Bank’s investment in qualified zone academy bonds, FHLB stock, right-of-use lease asset and low-income housing tax credit partnerships totaled $26.8 million at June 30, 2021 compared to $28.2 million at December 31, 2020.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total deposits at June 30, 2021, increased $155 million or 20% annualized to $1.697 billion compared to $1.543 at December 31, 2020.

●

Total non-maturing deposits increased $153.3 million or 22% annualized compared to December 31, 2020. The increase in non-maturing deposits was due disbursements from the second PPP program and changes in customer behavior, which continues to place greater emphasis on savings during the current uncertain times. Management assumes that depositor behavior will change at a later date, but is unable to predict the timing of that change.

●	Certificates of deposit increased $1.2 million or 2% annualized compared to December 31, 2020.

Other liabilities, which include the Bank’s liability for Supplemental Executive Retirement Plan (“SERP”), deferred director compensation, operating leases and the funding obligation for investments in LIHTC, decreased $795 thousand to $17.4 million as of June 30, 2021 compared to $18.2 million at December 31, 2020.

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

The carrying value of our available-for-sale investment securities totaled $579.7 million at June 30, 2021, compared to $446.9 million at December 31, 2020. Unprecedented deposit growth during the last year as a result of PPP programs and changes in customer behavior has led to a significant increase in the size of our investment securities portfolio. During the six months ended June 30, 2021, we purchased securities with a par value of $221.1 million and weighted average yield of 1.54% (1.59% tax equivalent) and sold securities with a par value of $37.7 million and weighted average yield of negative 0.16% and tax equivalent yield of negative 0.08%.

The following table presents the available-for-sale investment securities portfolio at fair value as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
(Amounts in thousands)	2021	2020
Available-for-sale securities:
U.S. government & agencies	$29,691	$32,994
Obligations of state and political subdivisions	136,467	108,366
Residential mortgage-backed securities and collateralized mortgage obligations	317,842	240,478
Commercial mortgage-backed securities	52,718	28,074
Other asset-backed securities	42,946	36,968
Total	$579,664	$446,880

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents information regarding the amortized cost, and maturity structure of the investment securities portfolio at June 30, 2021.

			Maturities		Maturities
	Maturities		Over One Through		Over Five Through		Maturities
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities: (1)
U.S. government & agencies	$—	—%	$857	2.51%	$13,944	2.53%	$14,102	2.08%	$28,903	2.31%
Obligations of state and political subdivisions	844	3.25%	7,933	3.69%	18,321	2.35%	105,577	2.27%	132,675	2.37%
Residential mortgage-backed securities and collateralized mortgage obligations	11,683	2.33%	99,167	1.83%	167,257	1.40%	39,050	1.75%	317,157	1.61%
Commercial mortgage-backed securities	—	—%	1,510	2.48%	22,766	1.66%	28,208	1.61%	52,484	1.66%
Other asset-backed securities	—	—%	—	—%	—	—%	42,143	1.25%	42,143	1.25%
Total	$12,527	2.39%	$109,467	1.98%	$222,288	1.58%	$229,080	1.90%	$573,362	1.80%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	%	Amount	%
Loan Portfolio:
Commercial	$93,650	9%	$115,559	10%
PPP	59,058	5	130,814	11
Commercial real estate:
Construction and land development	30,494	3	44,549	4
Non-owner occupied	626,819	57	550,020	48
Owner occupied	168,296	15	172,967	15
Residential real estate:
ITIN	26,912	2	29,035	3
1-4 family mortgage	50,259	5	55,925	5
Equity lines	17,827	2	18,894	2
Consumer and other	17,430	2	21,969	2
Gross loans	1,090,745	100%	1,139,732	100%
Deferred fees and costs	551		229
Loans, net of deferred fees and costs	1,091,296		1,139,961
Allowance for loan and lease losses	(17,194)		(16,910)
Net loans	$1,074,102		$1,123,051

The following table sets forth the contractual maturity of our loan portfolio as of June 30, 2021, although contractual maturities of loans do not necessarily reflect the actual lives of the loans.

		After One	After Five	After
	Within One	Through	Through	Fifteen
(Amounts in thousands)	Year	Five Years	Fifteen Years	Years	Total
Loan Portfolio:
Commercial	$38,007	$52,592	$3,051	$—	$93,650
PPP	59,058	—	—	—	59,058
Commercial real estate:
Construction and land development	8,359	2,931	1,675	17,529	30,494
Non-owner occupied	48,294	229,491	316,010	33,024	626,819
Owner occupied	17,751	65,397	84,516	632	168,296
Residential real estate:
ITIN	3,316	13,085	10,178	333	26,912
1-4 family mortgage	3,984	16,720	26,999	2,556	50,259
Equity lines	318	927	935	15,647	17,827
Consumer and other	1,077	1,494	2	14,857	17,430
Gross loans	180,164	382,637	443,366	84,578	1,090,745
Deferred fees and costs	—	—	—	—	551
Loans, net of deferred fees and costs	$180,164	$382,637	$443,366	$84,578	$1,091,296

Loans with:
Fixed rates	$59,224	$197,833	$255,965	$1,049	$514,071
Variable rates	120,940	184,804	187,401	83,529	576,674
Deferred fees and costs	—	—	—	—	551
Total	$180,164	$382,637	$443,366	$84,578	$1,091,296

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our fixed and variable interest rate loans at June 30, 2021.

	At June 30, 2021
(Amounts in thousands)	Fixed	Variable	Total
Loan Portfolio:
Commercial	$56,410	$37,240	$93,650
PPP	59,058	—	59,058
Commercial real estate:
Construction and land development	15,567	14,927	30,494
Non-owner occupied	284,631	342,188	626,819
Owner occupied	35,963	132,333	168,296
Residential real estate:
ITIN	8,155	18,757	26,912
1-4 family mortgage	36,729	13,530	50,259
Equity lines	416	17,411	17,827
Consumer and other	17,142	288	17,430
Gross loans	514,071	576,674	1,090,745
Deferred fees and costs	—	551	551
Loans, net of deferred fees and costs	$514,071	$577,225	$1,091,296

Loans with Unique Credit Characteristics

ITIN Loans

We own a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans, which are geographically disbursed throughout the United States and are made to legal United States residents who do not possess a social security number. The ITIN loan portfolio is serviced by a third party. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. As with all loans, worsening economic conditions in the United States could cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. If in the future, we become responsible for servicing these loans, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio, which would adversely affect our noninterest expense. At June 30, 2021, there were 14 ITIN loans totaling $827 thousand with a COVID-19 related payment deferral. Payment deferrals are limited to no more than six months.

SFC Loans

Between May of 2014 and December of 2018, we purchased unsecured retail installment home improvement consumer loans that were originated by Service Finance Company, LLC (“SFC”). The loans were made through a network of over 8,000 approved home improvement dealers throughout the United States and Puerto Rico. Loans within the portfolio have a wide range of terms, interest rates and purchase discounts or premiums and at origination were made to borrowers with FICO scores of 750 or higher. Principal repayments on these loans totaled $3.9 million during the six months ended June 30, 2021. The loans are serviced by a third party. If in the future, we become responsible for servicing these loans, we may realize additional monitoring and servicing costs due to the geographic disbursement of the portfolio, which would adversely affect our noninterest expense. At June 30, 2021, there were no SFC loans with a COVID-19 related payment deferral.

Paycheck Protection Program (PPP) Loans

We have funded 853 loans totaling $210.8 million under the two PPP loan programs through June 30, 2021.

First PPP Loan Program - 2020

During 2020, we originated 606 loans totaling $163.5 million in the first PPP loan program. Most of the loans have subsequently been forgiven and repaid. At June 30, 2021, 47 loans totaling $12.3 million remain outstanding in the program. The majority of the first program loans have a two-year term over which the loan fee income (net of loan origination costs) is being earned. When a PPP loan is repaid prior to maturity, all unamortized fees and costs associated with the loan are accelerated into income. During the first six months of 2021, 440 loans totaling $118.5 million were repaid and we recognized $1.6 million in accelerated net fee income compared to 119 loans repaid totaling $32.7 million and $664 thousand in accelerated net fee income in the fourth quarter of 2020. At June 30, 2021, net loan fees totaling $142 thousand remain to be earned and we anticipate that most of it will be recognized during the third quarter of 2021.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second PPP Loan Program - 2021

During the first quarter of 2021, the SBA announced a second PPP loan program. The SBA’s second PPP loan program provided first draw PPP loans to borrowers who were ineligible under the first PPP loan program (sole proprietors, ITIN business owners, small business owners with non-fraud felony convictions and small business owners who have struggled with student loan debt) and allowed second draw PPP loans to qualifying businesses that received a first draw under SBA’s first PPP loan program. The loans were available until May 31, 2021, were limited to $2 million, had a five-year term and SBA increased the lender fees for loans under $50 thousand to incentivize lenders to work with smaller borrowers.

During 2021, we have originated 247 loans totaling $47.3 million in the second PPP loan program. During the second quarter of 2021, we began to process loan forgiveness applications. At June 30, 2021, we have 234 loans totaling $46.7 million in the program. We anticipate that the loans in the second PPP loan program will have a lower yield than the first PPP loan program as net loan fee income will be recognized over a five-year term instead of the two-year term of the first program. Borrowers may submit a loan forgiveness application after using the loan proceeds and submitting an application for forgiveness of their first PPP loan. When a PPP loan is repaid prior to maturity, all unamortized fees and cost associated with the loan are accelerated into income. During the first six months of 2021, 13 loans totaling $629 thousand were repaid and we recognized $28 thousand in accelerated net fee income. At June 30, 2021, net loan fees totaling $1.5 million remain to be earned.

The following tables provide additional information on PPP loans by industry and by loan balance at June 30, 2021 for loans in both PPP loan programs.

	At June 30, 2021
(Dollars in thousands)	Number	Balance
Industry:
Construction	39	$15,634
Healthcare and Social Assistance	42	4,326
Professional, Scientific and Tech Services	37	5,711
Accommodation and Food Services	39	9,185
Admin, Support, Waste Management and Remediation Services	9	2,064
Primary Metal Manufacturing	7	558
Retail Trade	19	3,340
Other	89	18,240
Total	281	$59,058

	At June 30, 2021
(Dollars in thousands)	Balance	Number	Average Loan Size
Loan Size:
$50,000 or less	$2,232	101	$22
$50,001 to $150,000	7,047	83	$85
$150,001 to $350,000	10,723	51	$210
$350,001 to $1,999,999	31,884	43	$741
$2,000,000 or greater	7,172	3	$2,391
Total	$59,058	281	$210

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the status of our loans in the forgiveness process.

	At June 30, 2021			At December 31, 2020
(Dollars in thousands)	Balance	Number	Average Loan Size	Balance	Number	Average Loan Size
First PPP loan program - 2020
Borrower has not started application	$314	7	$45	$33,459	185	$181
Borrower is working on application	3,348	15	$223	31,277	136	$230
Borrower has completed application and bank is reviewing it	2,744	16	$172	43,872	105	$418
Bank has approved application and submitted it to SBA	5,804	6	$967	22,087	44	$502
Loans partially repaid (1)	137	3	$46	119	17	$7
PPP loans not fully repaid	12,347	47	$263	130,814	487	$269

Repayments	151,146	559	$270	32,679	119	$275
Total first PPP loan program - 2020	163,493	606	$270	163,493	606	$270

Second PPP loan program - 2021
Borrower has not started application	42,506	221	$192	—	—	$—
Borrower is working on application	2,224	6	$371	—	—	$—
Borrower has completed application and bank is reviewing it	1,911	6	$319	—	—	$—
Bank has approved application and submitted it to SBA	70	1	$70	—	—	$—
PPP loans not fully repaid	46,711	234	$200	—	—	$—

Repayments	629	13	$48	—	—	$—
Total second PPP loan program - 2021	47,340	247	$192	—	—	$—

Total PPP loans originated by bank	$210,833	853	$247	$163,493	606	$270

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

The following table presents the recorded investment in purchased loan pools and purchased participations at June 30, 2021 and December 31, 2020. The purchased loans presented in the table include the ITIN and SFC loans discussed under the heading “Loans with Unique Credit Characteristics”.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Loan Type:
Commercial real estate	$10,183	1%	$14,027	1%
Residential real estate	37,302	3	40,242	3
Consumer and other	14,419	1	18,369	2
Total purchased loans	$61,904	5%	$72,638	6%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our nonperforming assets as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Nonperforming Assets:
Commercial	$1,506	$1,535
Commercial real estate:
Non-owner occupied	606	640
Owner occupied	89	3,094
Total commercial real estate	695	3,734
Residential real estate:
ITIN	1,463	1,585
1-4 family mortgage	133	141
Total residential real estate	1,596	1,726
Consumer and other	16	18
Total nonaccrual loans	3,813	7,013
90 days past due and still accruing	—	—
Total nonperforming loans	3,813	7,013
Other real estate owned	—	8
Total nonperforming assets	$3,813	$7,021

Gross loans	$1,090,745	$1,139,732
PPP loans (1)	59,058	130,814
Total gross loans, net of PPP loans	$1,031,687	$1,008,918

Nonperforming loans to gross loans	0.35%	0.62%
Nonperforming loans to gross loans (excluding PPP) (2)	0.37%	0.70%
Nonperforming assets to total assets	0.20%	0.40%

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

As of June 30, 2021, we had $5.8 million in troubled debt restructurings compared to $6.1 million as of December 31, 2020. As of June 30, 2021, 89 loans were classified as troubled debt restructurings, of which 88 loans were performing according to their restructured terms. Of the 89 troubled debt restructurings, 81 were ITIN loans totaling $4.6 million which are serviced by a third party. Troubled debt restructurings represented 0.53% of gross loans as of June 30, 2021 and December 31, 2020.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impaired loans of $3.9 million and $4.1 million were classified as accruing troubled debt restructurings at June 30, 2021 and December 31, 2020, respectively. For a restructured loan to be on accrual status, the loan’s collateral coverage must generally be greater than or equal to 100% of the loan balance, the loan payments must be current, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. As of June 30, 2021 and December 31, 2020, we had no obligations to lend additional funds on any troubled debt restructured loans.

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Troubled Debt Restructurings:
Accruing troubled debt restructurings
Commercial	$430	$498
Residential real estate:
ITIN	3,374	3,466
Equity lines	112	126
Total accruing troubled debt restructurings	$3,916	$4,090

Nonaccruing troubled debt restructurings
Commercial real estate:
Non-owner occupied	$606	$640
Residential real estate:
ITIN	1,247	1,349
Consumer and other	16	18
Total nonaccruing troubled debt restructurings	$1,869	$2,007

Total troubled debt restructurings
Commercial	$430	$498
Commercial real estate:
Non-owner occupied	606	640
Residential real estate:
ITIN	4,621	4,815
Equity lines	112	126
Consumer and other	16	18
Total troubled debt restructurings	$5,785	$6,097

Total troubled debt restructurings to gross loans outstanding at period end	0.53%	0.53%
Total troubled debt restructurings to gross loans outstanding at period end (excluding PPP) (1)	0.56%	0.60%

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

We have responded to the needs of our borrowers in accordance with the CARES Act and regulatory guidance to grant short-term COVID-19 related loan modifications. These modified loans are not troubled debt restructurings and are not considered to be past due or non-performing. We have granted payment deferrals ranging from one to six months determined on a case-by-case basis considering the nature of the business and the impact of COVID-19. For some borrowers who where initially granted a payment deferral of less than six months, we have granted an additional payment deferral period on a case-by-case basis.

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

Most loan payment deferrals have ended and borrowers have resumed making payments. At June 30, 2021, payment deferrals were extant for 16 loans totaling $4.1 million compared to 82 loans totaling $9.5 million at December 31, 2020. Loans with a payment deferral at June 30, 2021 consisted of two SBA 504 commercial real estate loans totaling $3.2 million and 14 first trust deed residential mortgage loans totaling $827 thousand.

Past Due Loans

Past due loans as of June 30, 2021 decreased $3.5 million to $1.9 million compared to $5.4 million as of December 31, 2020. The decreases in past due loans resulted from repayment of a $3.0 million nonaccrual borrowing relationship during the first quarter of 2021.

SBA Loan Payments

During the first quarter of 2021, the SBA extended its debt relief program and resumed making principal and interest payments on all of our SBA 7(a) loans, which totaled $29.0 million at June 30, 2021. Payment assistance varies by borrower, will continue for no more than eight months and is limited to a maximum $9 thousand per borrower per month.

Allowance for Loan and Lease Losses

We monitor credit quality and the general economic environment to ensure that the ALLL is maintained at a level that is adequate to cover estimated credit losses in the loan and lease portfolio. Our review of ALLL adequacy utilizes both quantitative and qualitative factors. The quantitative analysis relies on historical loss rates which, unfortunately, may not be indicative of future losses. In response to quantitative data deficiencies, we have placed greater reliance on qualitative factors (Q-Factors).

Many of our COVID-19 related credit concerns have moderated and no provision for loan and lease losses was required during the first six months of 2021 compared to a provision of $4.2 million for the same period a year ago. Net loan loss recoveries were $284 thousand during the first six months of 2021 and most of our borrowers who received a COVID-19 related loan payment deferral have resumed making their payments. This compares with the first six months of 2020 when concerns over COVID-19 necessitated a provision for loan and lease losses of $4.2 million. Our ALLL methodology supported an ALLL of $17.2 million at June 30, 2021, an increase of 2% compared to our ALLL of $16.9 million at December 31, 2020. Our ALLL as a percentage of gross loans was 1.58% as of June 30, 2021 compared to 1.48% as of December 31, 2020.

Management believes the Company’s ALLL is adequate at June 30, 2021. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in future charges to the provision for loan and lease losses.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the ALLL roll forward for the six months ended June 30, 2021, twelve months ended December 31, 2020 and the six months ended June 30, 2020. This table also includes impaired loan information at June 30, 2021, December 31, 2020 and June 30, 2020.

	For The Six Months Ended	For The Twelve Months Ended	For The Six Months Ended
(Dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
ALLL:
ALLL beginning balance	$16,910	$12,231	$12,231
Provision for loan and lease losses	—	5,250	4,150
Loans charged-off	(162)	(1,113)	(525)
Loan and lease loss recoveries	446	542	233
ALLL ending balance	$17,194	$16,910	$16,089

	At June 30, 2021	At December 31, 2020	At June 30, 2020
Nonaccrual loans:
Commercial	$1,506	$1,535	$7
Commercial real estate:
Non-owner occupied	606	640	1,717
Owner occupied	89	3,094	2,992
Residential real estate:
ITIN	1,463	1,585	1,738
1-4 family mortgage	133	141	180
Consumer and other	16	18	37
Total nonaccrual loans	3,813	7,013	6,671
Accruing troubled debt restructured loans:
Commercial	430	498	592
Residential real estate:
ITIN	3,374	3,466	3,642
Equity lines	112	126	221
Total accruing troubled debt restructured loans	3,916	4,090	4,455
Total impaired loans	$7,729	$11,103	$11,126

Gross loans outstanding	$1,090,745	$1,139,732	$1,206,340

Ratio of ALLL to gross loans outstanding	1.58%	1.48%	1.33%
Ratio of ALLL to gross loans outstanding (excluding PPP) (1)	1.67%	1.68%	1.54%
Nonaccrual loans to gross loans outstanding	0.35%	0.62%	0.55%
Nonaccrual loans to gross loans outstanding (excluding PPP) (2)	0.37%	0.70%	0.64%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the ratio of net charge-offs (recoveries) for the six months ended June 30, 2021 (annualized) and the year ended December 31, 2020 to average loans outstanding for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.

	For the Six Months Ended	For the Year Ended
	June 30, 2021	December 31, 2020
Loan Portfolio:
Commercial	(0.01)%	0.25%
Commercial real estate:
Owner occupied	(0.12)%	0.05%
Residential real estate:
ITIN	(0.69)%	(0.20)%
1-4 family mortgage	(0.03)%	(0.03)%
Equity lines	(0.45)%	(0.04)%
Consumer and other	(0.27)%	0.80%
Total	(0.05)%	0.05%

At June 30, 2021, impaired loans had a corresponding specific allowance of $159 thousand. The specific allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

The following table sets forth the allocation of the ALLL as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	% Loan Category	Amount	% Loan Category
ALLL:
Commercial	$1,839	9%	$2,402	10%
PPP (1)	—	5	—	11
Commercial real estate:
Construction and land development	317	3	449	4
Non-owner occupied	10,396	57	9,195	48
Owner occupied	2,199	15	2,251	15
Residential real estate:
ITIN	539	2	617	3
1-4 family mortgage	337	5	386	5
Equity lines	284	2	321	2
Consumer and other	469	2	683	2
Unallocated	814	n/a	606	n/a
Total ALLL	$17,194	100%	$16,910	100%

(1) PPP loans are fully guaranteed by SBA and no allowance is provided for them.

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2021, the unallocated amount represented 5% of the ALLL compared to 4% at December 31, 2020. While the ALLL composition is an indication of specific amounts or loan categories in which future charge-offs may occur, actual amounts may differ.

Reserve for Unfunded Commitments

The reserve for unfunded commitments, which is included in Other Liabilities in the Consolidated Balance Sheets, was $800 thousand at June 30, 2021 and December 31, 2020. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net totaled $15.3 million at June 30, 2021 and primarily consisted of goodwill and core deposit intangibles recorded as part of previous acquisitions. Goodwill is evaluated for impairment annually and any such impairment is recognized in the period identified. A more frequent assessment of possible goodwill impairment is performed whenever we identify certain triggering events or circumstances that would more likely than not indicate that the fair value of the Bank is less than the carrying amount of the Bank’s equity. The triggering events to be considered include a deterioration in general economic conditions, decreased overall financial performance of the Company, and a sustained decrease in the Company’s stock price.

Deposits

Total deposits as of June 30, 2021 were $1.697 billion compared to $1.543 billion at December 31, 2020, an increase of $155 million. The following table presents the deposit balances by major category as of June 30, 2021, and December 31, 2020. The increase in non-maturing deposits from December 31, 2020 to June 30, 2021 was due to PPP loan program disbursements and changes in customer behavior, which continues to place greater emphasis on savings during the current uncertain times. Management assumes that depositor behavior will change at a later date, but is unable to predict the timing of that change.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	%	Amount	%
Deposits:
Noninterest-bearing demand	$627,911	37%	$541,033	34%
Interest-bearing demand	306,565	18	290,251	19
Money market	463,639	27	425,121	28
Savings	162,325	10	150,695	10
Certificates of deposit, $250,000 or less	74,605	4	78,217	5
Certificates of deposit, greater than $250,000	62,293	4	57,462	4
Total	$1,697,338	100%	$1,542,779	100%

The following table sets forth the distribution of average deposits and their respective average rates for the periods indicated.

	For the Six Months Ended		For the Year Ended
	June 30, 2021		December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits:
Interest-bearing demand	$298,236	0.08%	$264,652	0.12%
Money market	434,140	0.17%	372,939	0.33%
Savings	158,738	0.11%	142,857	0.24%
Certificates of deposit	136,969	0.94%	142,067	1.23%
Interest-bearing deposits	1,028,083	0.24%	922,515	0.39%
Noninterest-bearing demand	584,513		500,862
Total deposits	$1,612,596	0.15%	$1,423,377	0.26%

We have an agreement with IntraFi Network (“IntraFi”), formerly known as Promontory Interfinancial Network LLC (“Promontory”) which facilitates provision of FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. IntraFi’s Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis (reciprocal arrangement). These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS and ICS deposits can also be arranged on a non-reciprocal basis. CDARS and ICS deposits totaled $77.4 million and $85.6 million at June 30, 2021 and December 31, 2020, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit Maturity Schedule

The following table sets forth the maturities of uninsured certificates of deposit greater than $250,000 as of June 30, 2021.

June 30,
(Amounts in thousands)	2021
Maturing in:
Three months or less	$15,263
Three through six months	6,040
Six through twelve months	18,658
Over twelve months	22,332
Total	$62,293

Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), approximated $934 million and $795 million at June 30, 2021 and December 31, 2020, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowings

The following table sets forth our year-to-date average balances for borrowings and their respective average rates for the periods indicated.

	For the Six Months Ended		For the Year Ended
	June 30, 2021		December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Borrowings:
FHLB borrowings	$1,934	—%	$8,347	0.06%
Subordinated debt, net	10,000	5.55%	9,981	7.32%
Junior subordinated debentures	10,310	1.82%	10,310	2.41%
Total borrowings	$22,244	3.34%	$28,638	3.45%

Term Debt

At June 30, 2021, we had term debt outstanding with a carrying value of $10.0 million compared to $15.0 million at December 31, 2020. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco Borrowings

As of June 30, 2021, the Bank had no FHLB advances outstanding compared to $5.0 million at December 31, 2020. See Note 6 Term Debt in the Notes to Consolidated Financial Statements for information on our FHLB borrowings.

Subordinated Debt

In December of 2015, we issued $10.0 million of fixed to floating rate Subordinated Notes. The Subordinated Debt initially bore interest at a fixed rate of 6.88% per annum through December 19, 2020. Interest on the Subordinated Debt currently bears interest at a variable rate equal to three month LIBOR plus 526 basis points resetting quarterly. The notes are due in 2025.

Junior Subordinated Debentures

Bank of Commerce Holdings Trust II

During July of 2005, we participated in a $10.0 million private placement of fixed rate trust-preferred securities (the "Trust-Preferred Securities") through a wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust-Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at a rate equal to three month LIBOR plus 158 basis points (1.19% at June 30, 2021). The Trust-Preferred Securities mature on September 15, 2035, and the covenants allow for redemption of the securities at our option during any quarter prior to maturity.

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

We have experienced significant increased deposit balances due to PPP loan program disbursements and customer behavior, which continues to place greater emphasis on savings during the current uncertain times. Through June 30, 2021, we have not experienced any unusual pressure on our deposit balances or on our liquidity position as a result of the COVID-19 pandemic.

At June 30, 2021, the Bank has the following credit arrangements:

●	Line of credit with the FHLB of $456.9 million is subject to collateral requirements, namely the amount of pledged loans and investment securities.
●	Line of credit with the Federal Reserve Bank of $26.8 million is subject to collateral requirements, namely the amount of pledged loans.
●

Nonbinding unsecured federal funds line of credit agreements with three financial institutions. The available credit on these lines totaled $75.0 million at June 30, 2021 and had interest rates ranging from 0.17% to 0.35%. Advances under the lines are subject to funds availability, continued borrower eligibility, and may have consecutive day usage restrictions.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. At June 30, 2021, the Holding Company had cash balances of $3.1 million. Our principal source of cash is dividends received from the Bank. During the first six months of 2021, the Bank paid dividends totaling $2.5 million to the Holding Company. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company in the future.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, the primary difference between net income and cash provided by operating activities are non-cash items.

Net cash of $12.1 million was provided by operating activities during the six months ended June 30, 2021 consisted principally of:

●	$9.1 million in net income.
●	$1.1 million in depreciation and amortization.
●	$1.4 million in amortization of premiums and accretion of discounts on investment securities.

Net cash of $89.7 million used in investing activities during the six months ended June 30, 2021 consisted principally of:

●	$227.6 million in purchases of investment securities.

These uses of cash were partially offset by:

●	$39.1 million in proceeds from sale of investment securities.
●	$49.9 million in proceeds from maturities and payments of investment securities.
●	$39.0 million in net loan principal repayments.
●	$10.7 million in repayments on purchased loan pools.

Net cash of $147.7 million provided by financing activities during the six months ended June 30, 2021 consisted principally of:

●	$153.3 million increase in non-maturing deposits.
●	$1.2 million increase in certificates of deposit.

These sources were partially offset by:

●	$5.0 million repayment of term debt.
●	$2.0 million dividends paid on common stock.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

Equity capital is available to support organic and strategic growth, pay dividends and repurchase shares. The objective of effective capital management is to produce competitive long-term returns for our shareholders while ensuring that adequate capital is maintained relative to the Company’s risk profile. Our sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt.

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

As of June 30, 2021, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for Prompt Corrective Action (“FDIC PCA”). There are no conditions or events since the notification that management believes have changed the Bank’s risk category. The Holding Company and the Bank’s capital amounts and ratios as of June 30, 2021, are presented in the following table.

	June 30, 2021
			FDIC PCA	BASEL III
			Well	Minimum	Capital	Minimum Capital
		Actual	Capitalized	Capital	Conservation	Ratio plus Capital
(Dollars in thousands)	Capital	Ratio	Requirement	Requirement	Buffer	Conservation Buffer
Holding Company:
Common equity tier 1 capital ratio	$163,336	13.04%	n/a	4.50%	2.50%	7.00%
Tier 1 capital ratio	$173,336	13.84%	n/a	6.00%	2.50%	8.50%
Total capital ratio	$199,025	15.89%	n/a	8.00%	2.50%	10.50%
Tier 1 leverage ratio	$173,336	9.37%	n/a	4.00%	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$181,361	14.48%	6.50%	4.50%	2.50%	7.00%
Tier 1 capital ratio	$181,361	14.48%	8.00%	6.00%	2.50%	8.50%
Total capital ratio	$197,042	15.74%	10.00%	8.00%	2.50%	10.50%
Tier 1 leverage ratio	$181,361	9.80%	5.00%	4.00%	n/a	4.00%

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 for further detail on potential risks relating to the Subordinated Notes.

Goodwill and other intangible assets, net totaled $15.3 million at June 30, 2021 and primarily consisted of goodwill and core deposit intangibles recorded as part of previous acquisitions. See Note 10, Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements in this document for additional detail goodwill and other intangible assets. When calculating capital ratios, goodwill and other intangible assets, net are deducted from Tier 1 capital.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In late 2020, we announced a new share repurchase program to repurchase up to 1.0 million shares of common stock over a period ending December 31, 2021. As of June 30, 2021, no shares have been repurchased under this program. Given the recent announcement of the merger with Columbia, management will not be purchasing shares under the program.

Cash Dividends and Payout Ratios per Common Share

The following table presents cash dividends declared and dividend pay-out ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2021 and 2020. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, our risk profile, capital preservation and expected growth. The dividend rate is reassessed periodically by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Dividends declared per common share	$0.06	$0.05	$0.12	$0.10
Dividend payout ratio	24%	22%	22%	36%

Tangible Book Value Per Share and Tangible Common Equity Ratio

We believe the tangible common equity ratio and tangible book value per share are meaningful measures that the Company and investors commonly use to assess the value and capital levels of the Company.

The following table provides a reconciliation of shareholders' equity (GAAP) to tangible common equity (non-GAAP), and total assets (GAAP) to tangible assets (non-GAAP) as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
(Dollars in thousands except ratio and per share data)	2021	2020
Tangible common shareholders' equity:
Total shareholders' equity (GAAP)	$182,137	$177,702
Subtract:
Goodwill (GAAP)	11,671	11,671
Other intangible assets, net (GAAP)	3,661	4,044
Tangible common shareholders' equity (non-GAAP)	$166,805	$161,987

Total assets (GAAP)	$1,917,153	$1,763,954
Subtract:
Goodwill (GAAP)	11,671	11,671
Other intangible assets, net (GAAP)	3,661	4,044
Tangible assets (non-GAAP)	$1,901,821	$1,748,239

Common equity ratio (GAAP)	9.50%	10.07%
Tangible common equity ratio (non-GAAP)	8.77%	9.27%
Book value per share (GAAP)	$10.78	$10.58
Tangible book value per share (non-GAAP)	$9.87	$9.64

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our assessment of market risk as of June 30, 2021 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of June 30, 2021, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first six months of 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks described below, as well as the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2020, filed with the SEC on March 5, 2021 should be carefully considered.

Due to the fluctuation in market price of Columbia Banking System, Inc. common stock, the BOCH shareholders’ cannot be sure of the exact value of consideration they will receive in the Merger.

Upon the effective time of the Merger described Note 11 Merger in the Notes to Consolidated Financial Statements, each share of Bank of Commerce common stock will be cancelled and converted into the right to receive the Merger Consideration, consisting of shares of Columbia common stock pursuant to the terms of the Merger Agreement. The value of the Merger Consideration to be received by Company shareholders will be based on an Exchange Ratio, which is 0.40 shares of Columbia common stock for each share of Bank of Commerce common stock. Because the price of Columbia common stock could fluctuate during the period of time between the date of this filing and the time the Company's shareholders actually receive their shares of Columbia common stock as merger consideration, the Company's shareholders will be subject to the risk of a decline in the price of Columbia common stock during this period.

The Merger is subject to approval from BOCH’s shareholders, customary regulatory approvals and other customary closing conditions.

Prior to completion of the Merger, approvals must be obtained from various parties. Although the Company does not currently expect that any such conditions or changes will be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger, imposing additional costs on, or limiting the revenues of Columbia Banking System, Inc. following the Merger or causing the Merger Agreement to terminate.

Termination of the Merger Agreement could negatively affect us.

If, for any reason, the Merger Agreement is terminated, the Company may be adversely affected as a result of not pursuing other beneficial opportunities prior to such termination and the loss of critical personnel. The Company will be required to pay the Columbia Banking System, Inc. a termination fee totaling $12 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not Applicable
b)	Not Applicable
c)	Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of June 23, 2021, by and between Columbia Banking System, Inc. and Bank of Commerce Holdings
10.1	Form of Voting Support Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: August 6, 2021	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)